Form 10-Q
period 1996-06-29
STEINWAY MUSICAL INSTRUMENTS INC
filed 1996-08-08
CIK 911583

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 33-75072


                          STEINWAY MUSICAL INSTRUMENTS, INC.
                          (FORMERLY SELMER INDUSTRIES, INC.)
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   35-1910745
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

                                         and


                               THE SELMER COMPANY, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   95-4432228
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)


600 Industrial Parkway, Elkhart, Indiana                   46516
    (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number including area code:    (219) 522-1675



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements during the past 90 days.    Yes [X]    No [ ]


Number of shares of Common Stock issued and outstanding as of July 29, 1996:
    1,797,037

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                       FORM 10Q
                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets
              June 29, 1996 and December 31, 1995..........................3


         Condensed Consolidated Statements of Operations
              Six months ended June 29, 1996 and July 1, 1995..............4

         Condensed Consolidated Statements of Cash Flows
              Six months ended June 29, 1996 and July 1, 1995..............5

         Notes to Condensed Consolidated Financial Statements..............6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS..............................12


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................14

         SIGNATURES.......................................................15

                  STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                                                  JUNE 29,         DECEMBER 31,
                                                                                    1996              1995
                                                                             ------------         ------------
ASSETS
Current assets:
   Cash                                                                     $       1,670        $       3,706
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $7,156 and $6,281 in 1996 and 1995, respectively              59,894               41,860
   Inventories                                                                     76,539               79,063
   Prepaid expenses and other current assets                                        3,426                3,058
   Deferred tax asset                                                               4,570                4,693
                                                                             ------------         ------------
Total current assets                                                              146,099              132,380

Property, plant and equipment, net of accumulated depreciation of
        $10,818 and $7,596 in 1996 and 1995, respectively                          61,556               64,132
Other assets, net                                                                  29,407               32,114
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $1,457 and $1,024 in 1996 and 1995, respectively           33,986               35,170
                                                                             ------------         ------------

TOTAL ASSETS                                                                $     271,048        $     263,796
                                                                             ------------         ------------
                                                                             ------------         ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                      $       6,534        $       2,306
   Accounts payable                                                                 4,795                8,172
   Other current liabilities                                                       22,709               31,289
                                                                             ------------         ------------
Total current liabilities                                                          34,038               41,767

Long-term debt                                                                    187,614              171,733
Deferred taxes                                                                     27,506               29,452
Non-current pension liability                                                      14,569               15,016
                                                                             ------------         ------------
Total liabilities                                                                 263,727              257,968

Commitments and Contingencies

Stockholders' equity:
   Common and preferred equity                                                          1                    1
   Warrants                                                                         2,335                2,335
   Additional paid in capital                                                       5,629                5,629
   Retained earnings (accumulated deficit)                                          1,030               (2,261)
   Accumulated translation adjustment                                              (1,674)                 124
                                                                             ------------         ------------
     Total stockholders' equity                                                     7,321                5,828
                                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     271,048        $     263,796
                                                                             ------------         ------------
                                                                             ------------         ------------




See notes to condensed consolidated financial statements.

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                                                     Three Months Ended             Six Months Ended
                                                                 -------------------------     -------------------------
                                                                   June 29,        July 1,       June 29,        July 1,
                                                                     1996           1995           1996           1995
                                                                ----------     ----------     ----------     ----------
Net sales                                                       $   64,367     $   39,834     $  133,416     $   71,714
Cost of sales                                                       43,400         29,458         90,729         51,191
                                                                ----------     ----------     ----------     ----------

Gross profit                                                        20,967         10,376         42,687         20,523

Operating Expenses:
   Sales and marketing                                               7,227          4,391         15,499          7,961
   Provision for doubtful accounts                                     181            148            410            398
   General and administrative                                        3,942          2,364          7,873          3,615
   Amortization                                                      1,205            582          2,305            864
   Other expense                                                       166            329            247            442
                                                                ----------     ----------     ----------     ----------
Total Operating Expenses                                            12,721          7,814         26,334         13,280
                                                                ----------     ----------     ----------     ----------

Earnings from operations                                             8,246          2,562         16,353          7,243

Other expense, net                                                   4,916          3,000          9,576          4,608
                                                                ----------     ----------     ----------     ----------

Income (loss) before income taxes                                    3,330           (438)         6,777          2,635

Provision for (benefit of) income taxes                              1,620           (199)         3,486            926
                                                                ----------     ----------     ----------     ----------

Net income (loss)                                               $    1,710     $     (239)    $    3,291     $    1,709
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------



Net income (loss) per share                                     $      .29     $     (.16)    $      .55     $      .30
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Weighted average common and
    common equivalent shares outstanding                         5,957,127      1,499,900      5,957,127      5,660,000
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------


See notes to condensed consolidated financial statements.

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                                                       Six Months Ended
                                                                                ------------------------------
                                                                                  June 29,             July 1,
                                                                                    1996                1995
                                                                               ----------          ----------
Cash flows from operating activities
  Net income                                                                  $     3,291         $     1,709
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization                                                   5,654               2,249
    Provision for doubtful accounts                                                   410                 380
    Amortization of senior note discount                                              152                 135
    Deferred tax benefit                                                           (1,127)               (999)
    Other                                                                              11                   -
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                       (18,818)            (13,035)
      Inventories                                                                     928               2,026
      Prepaid expense and other current assets                                       (356)               (319)
      Accounts payable                                                             (4,913)             (1,694)
      Accrued expenses                                                             (5,811)             (2,419)
                                                                               ----------          ----------
    Net cash flows from operating activities                                      (20,579)            (11,967)

Cash flows from investing activities
  Capital expenditures                                                             (1,555)             (1,005)
  Proceeds from disposals of fixed assets                                              12                  50
  Acquisition of Steinway Musical Properties, Inc.
      (net of cash acquired)                                                            -            (102,790)
  (Increase) decrease in other assets                                                 162                (184)
                                                                               ----------          ----------
    Net cash flows from investing activities                                       (1,381)           (103,929)

Cash flows from financing activities
  Net repayments under line of credit agreement                                    21,131              11,603
  Issuance of long-term debt                                                        4,639             110,000
  Repayments of long-term debt                                                     (5,486)             (5,230)
                                                                               ----------          ----------
    Net cash flows from financing activities                                       20,284             116,373

Effects of foreign exchange rate changes on cash                                     (360)                196
                                                                               ----------          ----------

Increase (Decrease) in Cash                                                        (2,036)                673
Cash, beginning of period                                                           3,706                 380
                                                                               ----------          ----------

Cash, end of period                                                           $     1,670         $     1,053
                                                                               ----------          ----------
                                                                               ----------          ----------

Supplemental Cash Flow Information

Interest paid                                                                $      9,564        $      3,663
                                                                               ----------          ----------
                                                                               ----------          ----------
Taxes paid                                                                   $      7,468        $      3,018
                                                                               ----------          ----------
                                                                               ----------          ----------


See notes to condensed consolidated financial statements.

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 29, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


(1) BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. (formerly Selmer Industries, Inc.) and subsidiaries (the "Company") for the six months ended June 29, 1996 and July 1, 1995 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1995, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the six months ended June 29, 1996 are not necessarily indicative of the results which may be expected for the entire year.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, The Selmer Company, Inc. ("Selmer") and its wholly-owned subsidiaries, Steinway Musical Properties, Inc. ("Steinway") and Vincent Bach International, Ltd. ("VBI"). Significant intercompany balances have been eliminated in consolidation.

         RECLASSIFICATIONS - Certain reclassifications of 1995 amounts have been made to conform to the financial statement classification adopted in 1996.


(3) COMMITMENTS AND CONTINGENCIES

         Certain environmental matters are pending against the Company, which might result in monetary damages, the amount of which, if any, cannot be determined at the present time. Philips Electronics, a previous owner of the Company, has agreed to hold the Company harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988. Management believes that these matters will not have a material adverse impact on the Company's results of operations or financial condition.

(4) SUMMARIZED FINANCIAL INFORMATION

         Steinway Musical Instruments, Inc. is a holding company whose only asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:

                                                            Six Months Ended
                             June 29,     December 31,   June 29,      July 1,
                               1996          1995          1996         1995
                            --------      --------      --------     ---------
Current assets             $ 146,099     $ 132,380
Total assets                 271,048       263,796
Current liabilities           34,038        41,767
Stockholder's equity           6,691         5,198
Total revenues                                        $  133,416     $  71,714
Gross profit                                              42,687        20,523
Net income                                                 3,291         1,709


(5) STOCKHOLDERS' EQUITY

         On May 14, 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the public offering of shares of its ordinary common stock with an aggregate offering price of approximately $75 million. The Company intends to use the net proceeds from the offering to repay existing indebtedness. On July 3, 1996, the Company effected a 2.83-to-1 stock split. All share and per share amounts have been retroactively adjusted for all periods presented and give effect to the stock split. Additionally, on July 3, 1996, the Company changed its name from Selmer Industries, Inc. to Steinway Musical Instruments, Inc.


(6) SUMMARY OF MERGER AND GUARANTEES

         On May 25, 1995, Selmer acquired Steinway pursuant to an Agreement and Plan of Merger dated as of April 11, 1995. The total purchase price of approximately $104 million, including fees and expenses, was funded by Selmer's issuance of $105 million of 11% Senior Subordinated Notes due 2005 and available cash balances of the Company.

         The following pro forma financial information gives effect to the acquisition as if it had occurred as of January 1, 1995 (in thousands, except per share data):

                                                            Six Months
                                                              Ended
                                                           July 1, 1995
                                                           ------------
Revenues                                                   $  115,640
Net income                                                        321
Net income per share                                           $  .06

         Selmer's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Company as Parent (the "Guarantor Parent"), and by Steinway and certain wholly-owned subsidiaries of Steinway, each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor", (the "Guarantor Subsidiaries"). These subsidiaries, together with the operating divisions of Selmer, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries, which do not guarantee the Notes, represent foreign operations (the "Non Guarantor Subsidiaries").

         The following condensed consolidating supplementary data illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Guarantee other than its subordination to senior indebtedness.

         Investments in subsidiaries are accounted for by the parent on the cost method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore not reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATING BALANCE SHEETS
                                    JUNE 29, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                                              Non
                                                  Guarantor                 Guarantor     Guarantor
                                                   Parent      Issuer     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  -------     -------        -------        -------        -------        -------
ASSETS
Current assets:
   Cash                                                     $    (839)     $   1,642       $    867                     $   1,670
   Accounts, notes and leases receivable, net                  47,411          4,569          7,914                        59,894
   Inventories                                                 25,708         24,698         26,424      $    (291)        76,539
   Prepaid expenses and other current assets                    1,420          1,185            821                         3,426
   Deferred tax asset                                             700          1,888          1,982                         4,570
                                                              -------        -------        -------        -------        -------
Total current assets                                           74,400         33,982         38,008           (291)       146,099

Property, plant and equipment, net                             14,130         27,434         19,992                        61,556
Investment in subsidiaries                      $   7,335     105,630         30,521            178       (143,664)             -
Intercompany                                          630       1,174          3,923                        (5,727)             -
Other assets, net                                               3,575         17,008         10,137         (1,313)        29,407
Cost in excess of fair value
    of net assets acquired, net                                10,043         11,926         12,017                        33,986
                                                              -------        -------        -------        -------        -------

TOTAL ASSETS                                    $   7,965   $ 208,952      $ 124,794       $ 80,332      $(150,995)     $ 271,048
                                                  -------     -------        -------        -------        -------        -------
                                                  -------     -------        -------        -------        -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt                               $   750                     $   5,784                     $   6,534
   Accounts payable                                             2,247      $   1,345          1,203                         4,795
   Other current liabilities                                    8,031          5,952          8,726                        22,709
                                                              -------        -------        -------        -------        -------
Total current liabilities                                      11,028          7,297         15,713                        34,038

Long-term debt                                                180,060          3,554          4,000                       187,614
Intercompany                                                      630         80,000          5,097     $  (85,727)           -
Deferred taxes                                                    880         12,974         13,652                        27,506
Non-current pension liability                                   2,206                        13,676         (1,313)        14,569
                                                              -------        -------        -------        -------        -------
Total liabilities                                             194,804        103,825         52,138        (87,040)       263,727

Stockholders' equity                            $   7,965      14,148         20,969         28,194        (63,955)         7,321
                                                  -------     -------        -------        -------        -------        -------

Total                                           $   7,965   $ 208,952      $ 124,794     $   80,332      $(150,995)     $ 271,048
                                                  -------     -------        -------        -------        -------        -------
                                                  -------     -------        -------        -------        -------        -------


                                          9

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                            SIX MONTHS ENDED JUNE 29, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                                                              Non
                                                  Guarantor                 Guarantor     Guarantor
                                                   Parent      Issuer     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  -------     -------        -------        -------        -------        -------
Net sales                                                   $  68,853      $  38,775      $  28,493      $  (2,705)     $ 133,416
Cost of sales                                                  46,607         27,879         19,034         (2,791)        90,729
                                                              -------        -------        -------        -------        -------

Gross profit                                                   22,246         10,896          9,459             86         42,687

Operating expenses:
  Sales and marketing                                           6,966          5,023          3,588            (78)        15,499
  Provision for doubtful accounts                                 351             51              8                           410
  General and administrative                                    2,942          2,570          2,361                         7,873
  Amortization                                                    400          1,035            870                         2,305
  Other expense                                                    85           (222)           306             78            247
                                                              -------        -------        -------        -------        -------
Total operating expenses                                       10,744          8,457          7,133              -         26,334
                                                              -------        -------        -------        -------        -------


Earnings (loss) from operations                                11,502          2,439          2,326             86         16,353

Other (income) expense:
  Other income                                                 (4,564)             -            (26)         4,413           (177)
  Interest expense                                              9,365          4,460            341         (4,413)         9,753
                                                              -------        -------        -------        -------        -------
Other expense, net                                              4,801          4,460            315              -          9,576
                                                              -------        -------        -------        -------        -------
Income (loss) before income taxes                               6,701         (2,021)         2,011             86          6,777

Provision for (benefit of) income taxes                         2,605           (707)         1,588                         3,486
                                                              -------        -------        -------        -------        -------

Net income (loss)                                            $  4,096      $  (1,314)     $     423      $      86      $   3,291
                                                              -------        -------        -------        -------        -------
                                                              -------        -------        -------        -------        -------


                                          10

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 29, 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                                                                              Non
                                                  Guarantor                 Guarantor     Guarantor
                                                   Parent      Issuer     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  -------     -------        -------        -------        -------        -------

Cash flows from operating activities
  Net income (loss)                                         $   4,096      $  (1,314)     $     423      $      86      $   3,291
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                               1,641          2,332          1,681                         5,654
    Provision for doubtful accounts                               351             51              8                           410
    Amortization of senior note discount                          152              -              -                           152
    Deferred tax benefit                                            -           (592)          (535)                       (1,127)
    Other                                                           -             11              -                            11
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                   (22,062)         2,883            361                       (18,818)
      Inventories                                               2,803           (754)        (1,035)           (86)           928
      Prepaid expense and other current assets                   (312)          (173)           129                          (356)
      Accounts payable                                           (838)        (1,151)        (2,924)                       (4,913)
      Accrued expenses                                         (1,988)        (1,123)        (2,700)                       (5,811)
                                                              -------        -------        -------        -------        -------
Net cash flows from operating activities                      (16,157)           170         (4,592)             -        (20,579)

Cash flows from investing activities
  Capital expenditures                                           (729)          (665)          (161)                       (1,555)
  Proceeds from disposals of fixed assets                           -             12              -                            12
  (Increase) decrease in other assets                             231             (6)           (63)                          162
                                                              -------        -------        -------        -------        -------
Net cash flows from investing activities                         (498)          (659)          (224)             -         (1,381)

Cash flows from financing activities
  Net borrowings (repayments)
     under line of credit agreement                            15,053          1,906          4,172                        21,131
  Issuance of long-term debt                                        -              -          4,639                         4,639
  Repayments of long-term debt                                      -              -         (5,486)                       (5,486)
  Intercompany                                                    402         (1,401)           999                          -
                                                  -------     -------        -------        -------        -------        -------
Net cash flows from financing activities                -      15,455            505          4,324              -         20,284

Effect of exchange rate changes on cash                             -              -           (360)                         (360)

Increase (decrease) in cash                             -      (1,200)            16           (852)             -         (2,036)
Cash, beginning of period                                         361          1,626          1,719                         3,706

                                                  -------     -------        -------        -------        -------        -------
Cash, end of period                             $       -   $    (839)     $   1,642      $     867      $       -      $   1,670
                                                  -------     -------        -------        -------        -------        -------
                                                  -------     -------        -------        -------        -------        -------


                                          11

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS) (UNAUDITED)

INTRODUCTION

    On May 25, 1995, Selmer acquired Steinway Musical Properties, Inc. for approximately $104 million. The Steinway Acquisition was effected pursuant to a Merger Agreement dated as of April 11, 1995. The Steinway Acquisition is being accounted for as a purchase for financial reporting purposes. The interim financial statements of the Company as of and for the six months ending July 1, 1995 include the effects of the acquisition as well as the results of operations for Steinway for the period May 25, 1995 to July 1, 1995. On July 3, 1996, the Company changed its name from Selmer Industries, Inc. to Steinway Musical Instruments, Inc.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1996 COMPARED TO THREE MONTHS ENDED JULY 1, 1995

    NET SALES - Net sales increased by $24.5 million (61.6%) to $64.4 million in the second quarter of 1996. The Steinway Acquisition accounted for $20.9 million of the increase.

    GROSS PROFIT - Gross profit increased by $8.2 million (63.7%) to $21.0 million in the second quarter of 1996, after positive adjustments of $2.4 million in the second quarter of 1995 relating to purchase accounting adjustments to inventory. Steinway contributed $6.4 million of the increase.

    OPERATING EXPENSES - Operating expenses increased by $4.9 million (62.8%) to $12.7 million in the second quarter of 1996. Steinway operating expenses accounted for $4.3 million of the increase.

    EARNINGS FROM OPERATIONS - Earnings from operations increased by $3.3 million (65.1%) to $8.2 million in the second quarter of 1996, after positive adjustments of $2.4 million in the second quarter of 1995 relating to purchase accounting adjustments to inventory. Steinway contributed $2.1 million of the increase in earnings during the period.

    NET INTEREST EXPENSE. Net interest expense increased by $1.9 million (63.9%) to $4.9 million in the second quarter of 1996 primarily due to higher outstanding long-term debt balances relating to the acquisition of Steinway.


SIX MONTHS ENDED JUNE 29, 1996 COMPARED TO SIX MONTHS ENDED JULY 1, 1995

    NET SALES - Net sales increased by $61.7 million (86.0%) to $133.4 million in the first six months of 1996. The Steinway Acquisition contributed $52.6 million of the increase for the first six months of 1996. Selmer sales increased $9.1 million (15.0%) with instrument unit growth of 7.6% representing $3.8 million of the increase. The balance of the increase relates to price realization.

    GROSS PROFIT - Gross profit increased by $19.7 million (85.9%) to $42.7 million in the first six months of 1996, after positive adjustments of $2.4 million in the first six months of 1995 relating to purchase accounting adjustments to inventory.

    OPERATING EXPENSES - Operating expenses increased by $13.0 million (98.3%) to $26.3 million in the first six months of 1996. Steinway operating expenses accounted for $12.0 million of the increase.

    EARNINGS FROM OPERATIONS - Earnings from operations increased by $6.7 million (69.0%) to $16.4 million in the first six months of 1996, after positive adjustments of $2.4 million in the first six months of 1995 relating to purchase accounting adjustments to inventory. The Steinway Acquisition contributed $4.1 million of the increase in earnings during the period.

    NET INTEREST EXPENSE. Net interest expense increased by $5.0 million (107.8%) to $9.6 million in the first six months of 1996 primarily due to higher outstanding long-term debt balances relating to the acquisition of Steinway.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

    Cash required for operations was $20.6 million for the six months ended June 29, 1996 and $12.0 million for the same period in 1995. Increases in accounts receivable balances, primarily due to Selmer's financing arrangements with its customers, offset by decreases in inventory balances and current liability balances, contributed to the $29.0 increase in working capital from December 31, 1995 to June 29, 1996. The seasonal increase in receivables generally peaks in September. The Company anticipates that these balances will decrease in October as customer payments accelerate and will continue to decrease through the end of the year.

    Capital expenditures were $1.6 million and $1.0 million for the six month periods ended in 1996 and 1995, respectively. These capital expenditures were mainly used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future in order to modernize, expand and renovate its equipment and facilities. The Company's debt agreements limit domestic capital expenditures to $5.0 million per year.

    The Bank Credit Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. As of June 29, 1996, $21.4 million was outstanding, and availability was approximately $43.5 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 20 million Deutsche Marks.

    The Company's long-term financing consists primarily of $45 million of 11% Senior Secured Notes, $10 million of 10.92% Senior Secured Notes and $110 million of Senior Subordinated Notes. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

    On May 14, 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the public offering of shares of its ordinary common stock with an aggregate offering price of approximately $75 million. The Company intends to use the net proceeds from the offering to repay existing indebtedness. On July 3, 1996, the Company effected a 2.83-to-1 stock split. All share and per share amounts have been retroactively adjusted for all periods presented and give effect to the stock split.

    Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Bank Credit Facility, will be adequate to fund the Company's operations through 1996.



PART II  OTHER INFORMATION

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 29, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.




                             STEINWAY MUSICAL INSTRUMENTS INC.

                              /s/   Dana D. Messina
                             -------------------------------------
                             Dana D. Messina
                             Director and Chief Executive Officer

                              /s/   Dennis Hanson
                             -------------------------------------
                             Dennis Hanson
                             Chief Financial Officer


                             THE SELMER COMPANY, INC.

                              /s/   Thomas T. Burzycki
                             -------------------------------------
                             Thomas T. Burzycki
                             Director, President and Chief Executive Officer

                              /s/   Michael R. Vickrey
                             -------------------------------------
                             Michael R. Vickrey
                             Executive Vice President and Chief Financial
                                  Officer


Date:   July 30, 1996