Form 10-Q
period 1996-09-28
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1996-11-12
CIK 911583, 918904

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

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


Number of shares of Common Stock issued and outstanding as of October 24, 1996:
6,780,286

------------------------------------------------------------------------------
------------------------------------------------------------------------------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                   FORM 10Q
                                     INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
             September 28, 1996 and December 31, 1995. . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations
             Nine months ended September 28, 1996 and September 30, 1995 . .   4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended September 28, 1996 and September 30, 1995 . .   5

          Notes to Condensed Consolidated Financial Statements . . . . . . .   6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .  12


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .  14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SEPTEMBER 28,     DECEMBER 31,
                                                                                    1996              1995
                                                                                  --------          --------
ASSETS
Current assets:
   Cash                                                                           $    315          $  3,706
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $7,267 and $6,281 in 1996 and 1995, respectively               67,757            41,860
   Inventories                                                                      76,920            79,063
   Prepaid expenses and other current assets                                         2,978             3,058
   Deferred tax asset                                                                4,570             4,693
                                                                                  --------          --------
Total current assets                                                               152,540           132,380

Property, plant and equipment, net of accumulated depreciation of
        $12,385 and $7,596 in 1996 and 1995, respectively                           61,138            64,132
Other assets, net                                                                   27,850            32,114
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $1,678 and $1,024 in 1996 and 1995, respectively            33,765            35,170
                                                                                  --------          --------
TOTAL ASSETS                                                                      $275,293          $263,796
                                                                                  --------          --------
                                                                                  --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                            $  2,988          $  2,306
   Accounts payable                                                                  5,149             8,172
   Other current liabilities                                                        27,388            31,289
                                                                                  --------          --------
Total current liabilities                                                           35,525            41,767

Long-term debt                                                                     132,821           171,733
Deferred taxes                                                                      26,973            29,452
Non-current pension liability                                                       14,773            15,016
                                                                                  --------          --------
Total liabilities                                                                  210,092           257,968

Commitments and Contingencies

Stockholders' equity:
   Common and preferred equity                                                           5                 1
   Additional paid in capital                                                       68,982             5,629
   Accumulated deficit                                                              (2,138)           (2,261)
   Other stockholders' equity                                                       (1,648)            2,459
                                                                                  --------          --------
     Total stockholders' equity                                                     65,201             5,828
                                                                                  --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $275,293          $263,796
                                                                                  --------          --------
                                                                                  --------          --------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    Three Months Ended            Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 28,  September 30,  September 28,  September 30,
                                                   1996           1995           1996           1995
                                                ----------     ----------     ----------     ----------
Net sales                                       $   61,460     $   59,223     $  194,876     $  130,937
Cost of sales                                       41,798         47,575        132,527         98,766
                                                ----------     ----------     ----------     ----------
Gross profit                                        19,662         11,648         62,349         32,171

Operating Expenses:
   Sales and marketing                               6,831          6,638         22,330         14,599
   Provision for doubtful accounts                     194            141            604            539
   General and administrative                        4,061          3,754         11,934          7,369
   Amortization                                      1,069          1,097          3,374          1,961
   Other expense                                       112            207            359            649
                                                ----------     ----------     ----------     ----------
Total Operating Expenses                            12,267         11,837         38,601         25,117
                                                ----------     ----------     ----------     ----------
Earnings (loss) from operations                      7,395           (189)        23,748          7,054

Interest expense, net                                4,592          5,160         14,168          9,768
                                                ----------     ----------     ----------     ----------

Income (loss) before income taxes
   and extraordinary item                            2,803         (5,349)         9,580         (2,714)

Provision for (benefit of) income taxes              1,603         (2,379)         5,089         (1,453)
                                                ----------     ----------     ----------     ----------
Income (loss) before extraordinary item              1,200         (2,970)         4,491         (1,261)

Extraordinary item - Early extinguishment
   of debt (net of tax benefit of $2,640)            4,368                         4,368
                                                ----------     ----------     ----------     ----------
Net income (loss)                               $   (3,168)    $   (2,970)    $      123    $    (1,261)
                                                ----------     ----------     ----------     ----------
                                                ----------     ----------     ----------     ----------
Income (loss) per share:
   Income (loss) before extraordinary item      $      .14     $    (1.98)    $      .67     $     (.84)
   Extraordinary item                                 (.52)                         (.65)
                                                ----------     ----------     ----------     ----------
Net income (loss) per share                     $     (.38)    $    (1.98)    $      .02     $     (.84)
                                                ----------     ----------     ----------     ----------
                                                ----------     ----------     ----------     ----------
Weighted average common and
    common equivalent shares outstanding         8,337,127      1,499,900      6,750,460      1,499,900
                                                ----------     ----------     ----------     ----------
                                                ----------     ----------     ----------     ----------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                      -----------------------------
                                                      September 30,   September 30,
                                                          1996            1995
                                                      -------------   -------------
Cash flows from operating activities
  Net income (loss)                                     $    123       $  (1,261)
  Adjustments to reconcile net income (loss) to net
    cash flows from operating activities:
    Depreciation and amortization                          8,317           4,739
    Provision for doubtful accounts                          604             473
    Amortization of senior note discount                     213             206
    Deferred tax benefit                                  (1,666)         (4,895)
    Early extinguishment of debt                           4,368               -
    Other                                                     10             132
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable              (26,888)        (24,336)
      Inventories                                            425          12,426
      Prepaid expense and other current assets               143             318
      Accounts payable                                    (3,031)         (2,140)
      Accrued expenses                                       211             836
                                                        --------       ---------
    Net cash flows from operating activities             (17,171)        (13,502)

Cash flows from investing activities
  Capital expenditures                                    (2,765)         (2,680)
  Proceeds from disposals of fixed assets                     16             145
  Acquisition of Steinway Musical Properties, Inc.
      (net of cash acquired)                                   -        (102,790)
  Increase in other assets                                  (113)           (248)
                                                        --------       ---------
    Net cash flows from investing activities              (2,862)       (105,573)

Cash flows from financing activities
  Net borrowings under line of credit agreement           15,704          15,547
  Proceeds from issuance of long-term debt                 4,639         110,000
  Repayments of long-term debt                           (64,582)         (5,499)
  Proceeds from issuance of stock                         61,022               -
                                                        --------       ---------
    Net cash flows from financing activities              16,783         120,048

Effects of foreign exchange rate changes on cash            (141)             34
                                                        --------       ---------
Increase (Decrease) in Cash                               (3,391)          1,007
Cash, beginning of period                                  3,706             380
                                                        --------       ---------
Cash, end of period                                     $    315       $   1,387
                                                        --------       ---------
                                                        --------       ---------
Supplemental Cash Flow Information
    Interest paid                                       $ 11,368       $   4,312
                                                        --------       ---------
                                                        --------       ---------
    Taxes paid                                          $  8,698       $   4,559
                                                        --------       ---------
                                                        --------       ---------



See notes to condensed consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 28, 1996
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. (formerly Selmer Industries, Inc.) and subsidiaries (the "Company") for the nine months ended September 28, 1996 and September 30, 1995 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1995, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the nine months ended September 28, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, The Selmer Company, Inc. ("Selmer") and Selmer's wholly-owned subsidiaries, Steinway Musical Properties, Inc. ("Steinway") and Vincent Bach International, Ltd. ("VBI"). Significant intercompany balances have been eliminated in consolidation.

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

(4)  SUMMARIZED FINANCIAL INFORMATION

     Steinway Musical Instruments, Inc. is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:

                                                         Nine Months Ended
                      September 28,  December 31,   September 28,  September 30,
                         1996           1995           1996            1995
                      -------------  ------------   -------------  -------------
Current assets         $152,132        $132,380
Total assets            274,885         263,796
Current liabilities      34,921          41,767
Stockholder's equity      3,107           5,198
Total revenues                                       $194,876        $130,937
Gross profit                                           62,349          32,171
Net loss                                                 (319)         (1,261)


(5)  STOCKHOLDERS' EQUITY

     In August 1996, the Company completed an initial public offering of its ordinary common stock which raised approximately $63.1 million. After deducting expenses of approximately $2.1 million, the Company used the net proceeds from the offering to repay $54.6 million of Senior Secured Notes, and related prepayment penalties of $4.5 million. Prior to the offering, the Company effected a 2.83-to-1 stock split. All share and per share amounts have been retroactively adjusted for all periods presented and give effect to the stock split.

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

     The following pro forma financial information gives effect to the acquisition as if it had occurred as of January 1, 1995 (in thousands, except per share data):

                                            Nine Months
                                               Ended
                                        September 30, 1995
                                        ------------------
  Revenues                                    $174,863
  Net income                                  $    403
  Net income per share                        $    .07

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

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                              SEPTEMBER 28, 1996
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                             Non
                                                Guarantor     Issuer       Guarantor      Guarantor
                                                  Parent     of Notes     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                ---------    ---------    ------------   ------------  ------------   ------------
ASSETS
Current assets:
   Cash                                         $   408      $ (1,346)      $    780        $   473                     $    315
   Accounts, notes and leases receivable, net                  52,530          6,009          9,218                       67,757
   Inventories                                                 26,907         24,562         25,794      $    (343)       76,920
   Prepaid expenses and other current assets                    1,150            982            846                        2,978
   Deferred tax asset                                             700          1,888          1,982                        4,570
                                                -------      --------       --------        -------      ---------      --------
Total current assets                                408        79,941         34,221         38,313           (343)      152,540

Property, plant and equipment, net                             14,254         27,136         19,748                       61,138
Investment in subsidiaries                        7,335       105,630         30,521            178       (143,664)            -
Intercompany                                     62,305         1,343                                      (63,648)            -
Other assets, net                                               2,734         16,568          9,861         (1,313)       27,850
Cost in excess of fair value
    of net assets acquired, net                                 9,976         11,849         11,940                       33,765
                                                -------      --------       --------        -------      ---------      --------
TOTAL ASSETS                                    $70,048      $213,878       $120,295        $80,040      $(208,968)     $275,293
                                                -------      --------       --------        -------      ---------      --------
                                                -------      --------       --------        -------      ---------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable and current
      portion of long-term debt                                                             $ 2,988                     $  2,988
   Accounts payable                                          $  2,360       $  1,578          1,211                        5,149
   Other current liabilities                    $   604         8,800          8,233         10,205      $    (454)       27,388
                                                -------      --------       --------        -------      ---------      --------
Total current liabilities                           604        11,160          9,811         14,404           (454)       35,525

Long-term debt                                                126,445          2,626          3,750                      132,821
Intercompany                                         15        61,967         74,893          6,319       (143,194)            -
Deferred taxes                                                    880         12,701         13,392                       26,973
Non-current pension liability                                   2,206                        13,880         (1,313)       14,773
                                                -------      --------       --------        -------      ---------      --------
Total liabilities                                   619       202,658        100,031         51,745       (144,961)      210,092

Stockholders' equity                             69,429        11,220         20,264         28,295        (64,007)       65,201
                                                -------      --------       --------        -------      ---------      --------
Total                                           $70,048      $213,878       $120,295        $80,040      $(208,968)     $275,293
                                                -------      --------       --------        -------      ---------      --------
                                                -------      --------       --------        -------      ---------      --------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                             Non
                                                Guarantor     Issuer       Guarantor      Guarantor
                                                  Parent     of Notes     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                ---------    ---------    ------------   ------------  ------------   ------------
Net sales                                                     $98,141     $57,320           $43,400       $(3,985)      $194,876
Cost of sales                                                  66,217      41,119            29,210        (4,019)       132,527
                                                              -------     -------           -------       -------       --------
Gross profit                                                   31,924      16,201            14,190            34         62,349

Operating expenses:
  Sales and marketing                                           9,679       7,396             5,343           (88)        22,330
  Provision for doubtful accounts                                 500          76                28                          604
  General and administrative                                    4,256       4,136             3,542                       11,934
  Amortization                                                    586       1,552             1,236                        3,374
  Other (income) expense                                          119        (515)              667            88            359
                                                              -------     -------           -------       -------       --------
Total operating expenses                                       15,140      12,645            10,816             -         38,601
                                                              -------     -------           -------       -------       --------
Earnings from operations                                       16,784       3,556             3,374            34         23,748

Interest (income) expense:
  Interest income                                $(698)        (6,791)          -               (36)        7,067           (458)
  Interest expense                                             14,473       6,706               514        (7,067)        14,626
                                                 -----        -------     -------           -------       -------       --------
Interest expense, net                             (698)         7,682       6,706               478             -         14,168
                                                 -----        -------     -------           -------       -------       --------
Income (loss) before income taxes
  and extraordinary item                           698          9,102      (3,150)            2,896            34          9,580

Provision for (benefit of) income taxes            256          3,566      (1,131)            2,398                        5,089
                                                 -----        -------     -------           -------       -------       --------
Income (loss) before extraordinary item            442          5,536      (2,019)              498            34          4,491

Extraordinary item - Early
  extinguishment of debt                                        4,368                                                      4,368
                                                 -----        -------     -------           -------       -------       --------
Net income (loss)                                $ 442        $ 1,168     $(2,019)          $   498       $    34   $        123
                                                 -----        -------     -------           -------       -------       --------
                                                 -----        -------     -------           -------       -------       --------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                             Non
                                                Guarantor     Issuer       Guarantor      Guarantor
                                                  Parent     of Notes     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                ---------    ---------    ------------   ------------  ------------   ------------
Cash flows from operating activities
  Net income (loss)                              $    442     $  1,168       $(2,019)       $   498        $  34        $    123
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                                2,445         3,419          2,453                        8,317
    Provision for doubtful accounts                                500            76             28                          604
    Amortization of senior note discount                           213             -              -                          213
    Deferred tax benefit                                             -          (864)          (802)                      (1,666)
    Early extinguishment of debt                                 4,368             -              -                        4,368
    Other                                                            -            14             (4)                          10
    Changes in operating assets and
liabilities:
      Accounts, notes and leases receivable                    (27,330)        1,418           (976)                     (26,888)
      Inventories                                                1,604          (474)          (671)         (34)            425
      Prepaid expense and other current assets                     (42)           34            151                          143
      Accounts payable                                            (725)         (651)        (1,655)                      (3,031)
      Accrued expenses                                604        1,421           890         (2,250)        (454)            211
                                                 --------     --------       -------        -------        -----        --------
Net cash flows from operating activities            1,046      (16,378)        1,843         (3,228)        (454)        (17,171)

Cash flows from investing activities
  Capital expenditures                                          (1,471)       (1,084)          (210)                      (2,765)
  Proceeds from disposals of fixed assets                            -            12              4                           16
  (Increase) decrease in other assets                               14           (10)          (117)                        (113)
                                                 --------     --------       -------        -------        -----        --------
Net cash flows from investing activities                        (1,457)       (1,082)          (323)           -          (2,862)

Cash flows from financing activities
  Net borrowings under
     line of credit agreement                                   13,654           978          1,072                       15,704
  Issuance of long-term debt                                         -             -          4,639                        4,639
  Repayments of long-term debt                                 (59,096)            -         (5,486)                     (64,582)
  Proceeds from issuance of stock                  61,022            -             -              -                       61,022
  Intercompany                                    (61,660)      61,570        (2,585)         2,221          454               -
                                                 --------     --------       -------        -------        -----        --------
Net cash flows from financing activities             (638)      16,128        (1,607)         2,446          454          16,783

Effect of exchange rate changes on cash                              -             -           (141)                        (141)

Increase (decrease) in cash                           408       (1,707)         (846)        (1,246)           -          (3,391)
Cash, beginning of period                                          361         1,626          1,719                        3,706
                                                 --------     --------       -------        -------        -----        --------
Cash, end of period                              $    408    $  (1,346)      $   780        $   473        $   -        $    315
                                                 --------     --------       -------        -------        -----        --------
                                                 --------     --------       -------        -------        -----        --------

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS) (UNAUDITED)

INTRODUCTION

     On May 25, 1995, Selmer acquired Steinway Musical Properties, Inc. for approximately $104 million. The Steinway Acquisition was effected pursuant to a Merger Agreement dated as of April 11, 1995. The Steinway Acquisition is being accounted for as a purchase for financial reporting purposes. The interim financial statements of the Company as of and for the nine months ending September 30, 1995 include the effects of the acquisition as well as the results of operations for Steinway for the period May 25, 1995 to September 30, 1995. On July 3, 1996, the Company changed its name from Selmer Industries, Inc. to Steinway Musical Instruments, Inc.

     Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are qualified by and subject to important factors. Such factors could cause actual results to differ materially from those indicated herein. Further information on these factors is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and its Registration Statement on Form S-1 filed on May 14, 1996, particularly the section therein entitled "Risk Factors."

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     NET SALES - Net sales increased by $2.2 million (3.8%) to $61.4 million in the third quarter of 1996. While Selmer instrument unit sales remained unchanged from the prior year, realization of price increases, as well as a favorable mix of higher priced instruments, resulted in an 8.2% increase in revenues for Selmer. Overall sales for Steinway pianos for the quarter were essentially unchanged from the prior year. While unit volume in the United States increased by 10%, continued sluggishness in Europe, a strong U.S. dollar and a slight change in product mix combined to offset this increase.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $0.8 million (4.2%) to $19.7 million in the third quarter of 1996, after positive adjustments of $7.2 million in the third quarter of 1995 relating to purchase accounting adjustments to inventory. Gross margins increased slightly to 32.0% for the third quarter of 1996 compared to 31.9% in 1995.

     OPERATING EXPENSES - Operating expenses increased by $0.4 million (3.6%) to $12.3 million in the third quarter of 1996, reflecting both inflation and increased sales volume. The expenses represented 20.0% of third quarter sales in both 1996 and 1995.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $0.4 million (5.1%) to $7.4 million in the third quarter of 1996, after positive adjustments of $7.2 million in the third quarter of 1995 relating to purchase accounting adjustments to inventory. These improved earnings resulted from increased sales combined with consistent profit margins.

     NET INTEREST EXPENSE - Net interest expense decreased by $0.6 million (11.0%) to $4.6 million in the third quarter of 1996 primarily due to lower outstanding long-term debt balances resulting from the retirement of the Company's Senior Secured Notes.

NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     NET SALES - Net sales increased by $63.9 million (48.8%) to $194.9 million in the first nine months of 1996. The Steinway Acquisition contributed $52.6 million of this increase. Selmer sales increased $11.3 million (12.9%) with instrument unit growth of 5% representing $3.5 million of the increase. The balance of the increase relates to price realization and a favorable mix of higher priced instruments.

     GROSS PROFIT - Gross profit increased by $20.5 million (49.0%) to $62.3 million in the first nine months of 1996, after positive adjustments of $9.6 million in the first nine months of 1995 relating to purchase accounting adjustments to inventory. The Steinway Acquisition contributed $15.8 million of the increase. Selmer gross profit increased $4.7 million (16.9%) in 1996, reflecting the increase in sales. Gross margins increased slightly to 32.0% in 1996 compared to 31.9% in 1995.

     OPERATING EXPENSES - Operating expenses increased by $13.5 million (53.7%) to $38.6 million in the first nine months of 1996. Steinway operating expenses accounted for $12.4 million of the increase. Selmer operating expenses increased $1.1 million (7.5%) for the first nine months of 1996. This increase occurred primarily in sales and marketing expenses associated with the increased sales level. As a percentage of sales, Selmer operating expenses decreased from 16.6% of sales in 1995 to 15.8% in 1996.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $7.0 million (42.1%) to $23.7 million in the first nine months of 1996, after positive adjustments of $9.6 million in the first nine months of 1995 relating to purchase accounting adjustments to inventory. The Steinway Acquisition contributed $3.4 million of the increase in earnings during the period. The remaining $3.6 million increase in earnings represents the contribution from Selmer's increased sales level.

     NET INTEREST EXPENSE - Net interest expense increased by $4.4 million (45.0%) to $14.2 million in the first nine months of 1996 primarily due to higher outstanding long-term debt balances relating to the Steinway Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash required for operations for the first nine months of 1996 increased $3.7 million over the comparable period in 1995 primarily due to increased receivables arising from higher Selmer sales and the Steinway Acquisition.
The higher Selmer sales combined with its special receivable financing arrangements were the major determinants of the seasonal growth in working capital which increased $29.1 million during the first nine months of 1996. The seasonal increase in receivables generally peaks in September. The Company anticipates that these balances will decrease in October as customer payments accelerate and will continue to decrease through the end of the year.

     Capital expenditures were $2.8 million and $2.7 million for the nine month periods ended in 1996 and 1995, respectively. These capital expenditures were mainly used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future in order to modernize, expand and renovate its equipment and facilities. The Company's debt agreements limit domestic capital expenditures to $5.0 million per year.

     The Bank Credit Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. As of September 28, 1996, $19.1 million was outstanding, and availability was approximately $40.5 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 20 million Deutsche Marks.

     The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

     In August 1996, the Company completed an initial public offering of its ordinary common stock which raised approximately $63.1 million. After deducting expenses of approximately $2.1 million, the Company used the net proceeds from the offering to repay $54.6 million of Senior Secured Notes, and related prepayment penalties of $4.5 million. Prior to the offering, the Company effected a 2.83-to-1 stock split. All share and per share amounts have been retroactively adjusted for all periods presented and give effect to the stock split.

     Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Bank Credit Facility, will be adequate to fund the Company's operations through 1996.

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 27.1 Steinway Musical Instruments, Inc. -- Financial Data Schedule.

         Exhibit 27.2  The Selmer Company, Inc. -- Financial Data Schedule.

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 28, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.




                                STEINWAY MUSICAL INSTRUMENTS INC.

                                 /s/   Dana D. Messina
                                -------------------------------------------
                                Dana D. Messina
                                Director, President and Chief Executive Officer

                                 /s/   Dennis M. Hanson
                                -------------------------------------------
                                Dennis M. Hanson
                                Vice President and Chief Financial Officer


                                THE SELMER COMPANY, INC.

                                 /s/   Thomas T. Burzycki
                                -------------------------------------------
                                Thomas T. Burzycki
                                Director, President and Chief Executive Officer

                                 /s/   Michael R. Vickrey
                                -------------------------------------------
                                Michael R. Vickrey
                                Executive Vice President and Chief Financial
                                Officer


Date:   November 8, 1996