Form 10-K
period 1996-12-31
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1997-03-31
CIK 911583, 918904

===============================================================================

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NUMBER 33-75072

                          STEINWAY MUSICAL INSTRUMENTS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       35-1910745
       (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)
800 South Street, Suite 425, Waltham, Massachusetts            02154
  (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number including area code:     (617) 894-9770

                                         and

                               THE SELMER COMPANY, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       95-4432228
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)
  600 Industrial Parkway, Elkhart, Indiana                     46516
  (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code:     (219) 522-1675

               Securities registered pursuant Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
Ordinary Common Shares, $.001 par value         New York Stock Exchange

            Securities registered pursuant Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements during the past 90 days.    Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $121,344,298 as of February 28, 1997.

Number of shares of Common Stock issued and outstanding as of February 28, 1997:

               Class A        477,953
               Ordinary     8,944,984
                            ---------
               Total        9,422,937

Documents incorporated by reference:    Part III - Items 10-13 - Definitive
Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).
===============================================================================

                                        PART I

ITEM 1              BUSINESS

GENERAL

      The Company, through its subsidiaries Steinway and Selmer, is one of the world's leading manufacturers of musical instruments. Steinway produces the highest quality piano in the world and has one of the most widely recognized and prestigious brand names. For more than a century, the Steinway concert grand has been the piano of choice for the world's greatest and most popular pianists. More than 90% of all concert piano performances worldwide were on Steinway grand pianos during the 1996 concert season. Selmer is the leading domestic manufacturer of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. Selmer Paris saxophones, Bach trumpets and trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world. The Company's net sales of $258 million for the year ended December 31, 1996 were split between Steinway piano sales (53%) and sales of Selmer band and orchestral instruments (47%).

      Steinway concentrates on the high-end grand piano segment of the industry. Steinway also offers vertical pianos as well as a mid-priced line of grand and vertical pianos under the Boston brand name to provide dealers with a broader product line. Steinway hand crafts its pianos in New York and Germany and sells them through approximately 200 independent piano dealers worldwide and five Steinway-operated retail showrooms located in New York, New Jersey, London, Hamburg and Berlin. In 1996, approximately 54% of Steinway's net sales were in the United States, 33% in Europe and the remaining 13% primarily in Asia.

      Selmer has the leading domestic market share in virtually all of its product lines, with such widely recognized brand names as SELMER PARIS, BACH, GLAESEL, WILLIAM LEWIS, LUDWIG and MUSSER. Selmer's products are made by highly skilled craftsmen at manufacturing facilities in Indiana, North Carolina, Ohio and Illinois, and sold through approximately 1,600 independent dealers. Beginner instruments accounted for 75% of Selmer's unit sales and 52% of instrument revenues in 1996 with advanced and professional instruments representing the balance. In 1996, 82% of Selmer's net sales were in the United States.

      Through selected acquisitions and internal growth, the Company has expanded into a full-line musical instrument manufacturer. Its most recent acquisition occurred on January 15, 1997 when the Company acquired Emerson Musical Instruments, Inc., a manufacturer of flutes and piccolos.

      In August 1996, the Company completed an initial public offering of its ordinary common stock which raised approximately $63.1 million. Prior to the offering, the Company effected a 2.83-to-1 stock split. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the stock split.

      Certain statements contained throughout this annual report are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are qualified by and subject to important factors. Such factors could cause actual results to differ materially from those indicated herein. Further information on these factors is included in the Company's Final Prospectus filed in August 1996, particularly the section therein entitled "Risk Factors".

PRODUCTS

      The Company offers pianos, band and orchestral instruments and services through the following subsidiaries and operating divisions:

      STEINWAY AND SONS offers two premium-priced product lines: grand pianos and vertical pianos. Steinway pianos differ from all others in design specifications, materials used and the assembly process. All of Steinway's patented designs and innovations provide the unique sound and quality of the Steinway piano.

      Grand pianos historically have accounted for the bulk of Steinway's production. Steinway offers eight models of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway grand pianos are premium pianos in terms of quality and price, with retail prices generally ranging from $29,100 to $114,200 in the United States. In 1996, Steinway sold 3,066 grand pianos, with 2,156 units shipped from its New York facility and 910 units shipped from its German facility.

      Vertical pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations but unwilling to compromise on quality. Steinway also provides services, such as restoration, repair, replacement part sales, tuning and regulation of pianos, at locations in New York, London, Hamburg and Berlin. Restoration services range from minor damage repairs to complete restorations of old pianos. Over the past few years, Steinway has expanded its restoration capacity to accommodate an increased focus on the procurement and resale of used Steinway pianos.

      BOSTON PIANO COMPANY, which offers a complete line of grand and vertical pianos designed by Steinway and produced by a Japanese manufacturer, provides Steinway dealers with pianos priced in the upper end of the mid-priced piano market. The line provides dealers with an opportunity to realize better margins in the mid-market price range while capturing sales that would have otherwise gone to a competitor. The product line increases Steinway's business with its dealers, making Steinway the dealers' primary supplier in many instances. Furthermore, because historically 75% of Steinway customers have previously owned a piano, management believes the Boston piano provides an entry-level product for future Steinway grand piano customers. The Boston line is comprised of nine upright and grand piano models, with retail prices ranging from $4,995 to $33,310.

      SELMER DIVISION manufactures brasswind and woodwind instruments, including clarinets, flutes, piccolos, trumpets, cornets, trombones, saxophones, oboes and bassoons. The division also manufactures mouthpieces and distributes accessories such as oils, lubricants, polishes, stands, batons, sax straps, mutes and reeds. The division's products are manufactured under the SELMER, BACH, BUNDY and SIGNET brand names and are sold to student, amateur and professional musicians. Products sold to professional musicians are often customized to meet specific design options or sound characteristics. The Company believes that specialization of products helps Selmer maintain a competitive edge in quality and product design.

      Selmer owns the exclusive U.S. distribution rights for SELMER PARIS products. The SELMER PARIS saxophone is generally considered to be one of the best in the world. SELMER PARIS, in turn, has exclusive distribution rights to Selmer's woodwind and brasswind products in France. Selmer expects to renew the 99 year SELMER PARIS distribution rights agreement when it expires in 1998. SELMER PARIS products represented approximately 7% of Selmer's net sales in 1996. While the extension of these distribution rights is expected, the Company believes that the failure to extend such rights would not have a material adverse effect on Selmer's operating results.

      LUDWIG/MUSSER DIVISION manufactures acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, chimes, mallets and accessories. This division manufactures its products in Monroe, North Carolina and LaGrange, Illinois under the LUDWIG and MUSSER brand names. LUDWIG is considered a leading brand name in drums and MUSSER has the dominant market share of tuned percussion products.

      GLAESEL/WILLIAM LEWIS DIVISION manufactures and distributes stringed instruments, including violins, violas, cellos and basses, and accessories such as bridges, covers, mutes, pads, chin rests, rosins, strings, bows, cases and instrument care products. Components are primarily imported from several European and Asian suppliers and are assembled at the factory in Cleveland, Ohio.

      VINCENT BACH INTERNATIONAL, LTD. ("VBI"), located in London, England, is a wholly-owned subsidiary of Selmer. VBI distributes Selmer's products, in addition to other products that do not compete directly with Selmer's products, in the United Kingdom. Selmer also exports products to Europe and other parts of the world under its trademark name of VINCENT BACH INTERNATIONAL.

CUSTOMERS

      Steinway's core customer base consists of professional artists and amateur pianists, as well as institutions such as concert halls, conservatories, colleges, universities and music schools. Customers purchase Steinway pianos either through one of the Company's five retail stores or through independently owned dealerships. Approximately 90% of Steinway piano sales in the United States are to individuals. In other countries, sales to individuals are a smaller percentage. Steinway pianos primarily are purchased by affluent individuals with incomes in excess of $100,000 per year. The typical customer is over 45 years old and has a serious interest in music. Steinway's largest dealer accounted for approximately 7% of sales in 1996, while the top 15 accounts represented 32% of sales.

      Historically, a majority of Selmer's net sales has been to dealers supplying instruments to students in elementary and high school. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments. After several years, they progress to an advanced or professional level instrument. In addition, certain large instruments typically are purchased directly by school systems. Selmer products are also used by professional players. Selmer's customers include approximately 1,600 musical instrument dealers. Selmer's largest customer accounted for approximately 5% of sales in 1996, while the top 15 accounts represented approximately 27% of sales.

SALES AND MARKETING

      Steinway distributes its products primarily on a wholesale basis through approximately 200 select dealers around the globe. The New York manufacturing facility supplies dealers in North and Latin America, while the Hamburg plant manufactures pianos for sale through dealers in Europe, Africa and Asia. The New York manufacturing facility manufactured approximately 69% of Steinway pianos sold in 1996.

      Steinway operates five retail stores in New York, New Jersey, London, Hamburg and Berlin. Steinway's West 57th Street store in New York City, known as Steinway Hall, is one of the largest and most famous piano stores in the world.

      In 1996, approximately 90% of Steinway unit sales were sold on a wholesale basis, with the remaining 10% being sold directly by Steinway at one of its five company-owned retail locations.

      Dealers are attracted to Steinway for several reasons. A Steinway dealership carries with it an elevated status because the dealer represents the best piano available in the industry. Further, Steinway pianos attract premium customers and command higher profit margins than the instruments of other manufacturers. The Company believes that a Steinway dealership tends to be the most profitable in any given market.

      NORTH AND LATIN AMERICA: Steinway pianos are sold by dealers in 43 states across the United States. The major markets for Steinway pianos are in and around major metropolitan areas. The two largest regions in terms of sales are California and New York, which together accounted for approximately 27% of domestic wholesale revenue in 1996. Steinway has recently added dealers in Brazil and Argentina.

      EUROPE: Germany, Switzerland, France, the United Kingdom and Italy account for the greatest percentage of sales outside the Americas. Steinway grand pianos are also sold in other European countries. As in the United States, Steinway is widely recognized in Europe as the highest quality piano and dominates the top segment of the market. The largest European markets for Steinway pianos in 1996 were Germany and Switzerland.

      ASIA: Japan and Korea are two of the largest piano markets in the world. The largest market for Steinway pianos in Asia today is Japan, where Steinway recently established a new subsidiary to expand its market presence. Steinway grand pianos are also sold in most other East Asian countries.

      STEINWAY ARTISTS. The most effective form of marketing for Steinway is the endorsement of world class pianists who voluntarily select the Steinway piano. In sharp contrast to typical modern marketing practices, Steinway does not pay artists to endorse its instruments. Indeed, to become a "Steinway Artist" a pianist must not only meet certain performance and professional criteria, he or she must first own a Steinway piano. The Steinway Artist roster currently exceeds over 1,000 of the world's finest pianists. Steinway Artists play only on a Steinway. In turn, they have access to the Piano Bank described below. For years Steinway has successfully used artist endorsements to form marketing programs. Those ongoing programs have helped solidify brand-name recognition by the general public as well as clearly demonstrate that Steinway pianos surpass all other brands in quality. In addition, various promotional events have been organized to maintain and strengthen public awareness of the superiority of the Steinway piano.

      THE CONCERT AND ARTIST PIANO BANK. Virtually all major venues throughout the world own a Steinway piano. However, to ensure all pianists, and especially Steinway Artists, have a broad selection of instruments to meet each individual's touch and tonal preferences, Steinway maintains the famed Concert and Artist Piano Bank (the "Piano Bank"). The Piano Bank includes approximately 360 instruments worldwide. Of these instruments, approximately 285 are located in the United States. In New York City, the Steinway concert department has approximately 117 concert grands available for various occasions. The balance of the domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program. In addition to promoting Steinway's products in the music industry, the Piano Bank provides Steinway with feedback on the quality and performance of the instruments from its most critical customer, the professional pianist. Since the average age of the instruments in the Piano Bank is less than 4 years, Steinway receives continuous feedback on recently produced instruments. Generally, the Piano Bank instruments are sold after five years and are replaced with new pianos

      DISTRIBUTION, SALES AND MARKETING OF THE BOSTON PIANO LINE. The Boston piano line is targeted toward the high end of the mid-market segment of the market. The line was introduced to provide a broader product offering for dealers and provide an entry-level product for future Steinway grand piano customers, since historically 75% of Steinway customers have previously owned a piano. With certain limited exceptions, Steinway allows only Steinway dealers to carry the Boston piano line and thus ensures that the pianos will be marketed as a complementary product line. Increased traffic generated by the Boston piano creates current and future customers for Steinway. The introduction of a lower-priced alternative has not negatively impacted the sales of other Steinway pianos. The Boston piano line profits from the "spillover" effect created by the marketing efforts supporting Steinway's main product lines.

      BAND AND ORCHESTRAL INSTRUMENTS. Selmer employs 18 domestic sales managers who are responsible for band and orchestral instrument sales within assigned geographic territories. Each sales manager is also responsible for developing relationships with high school and college band directors who will ultimately influence and refer students to designated dealers for the purchase of instruments. Management believes that its well established, long standing relationships with these music influencers are an important component of its distribution strategy.

      Band instrument dealers are supported through incentive programs and advertising and promotional activities. Trade shows, print media, direct mail and personal sales calls are the primary methods of reaching customers. The Company actively advertises in consumer trade magazines. In addition, Selmer executives attend several trade shows a year, including the two largest in Anaheim, California and Frankfurt, Germany. The Company also provides educational materials and up-to-date instrument catalogs to educators in the band, orchestral and percussion fields.

MUSICAL INSTRUMENT INDUSTRY

      PIANOS. The overall piano industry can be best analyzed when subdivided into three categories: high end grand pianos, where Steinway realizes the vast majority of its profit; mid/low end grand pianos; and vertical pianos. Grand piano sales are affected by economic cycles, with the high end pianos tending to lag in both the entry and recovery phases of the cycle.
Consistent with this, the unit volume of Steinway's domestic sales has increased steadily during the U.S. economic recovery. The overall decline in domestic piano sales has been driven primarily by a sharp decrease in vertical pianos which have been impacted by the increase in competition stemming from electronic alternatives and lower-cost, smaller, mass produced grand pianos. Since only a small percentage of Steinway's profits are derived from sales of vertical pianos, management believes this trend will not have a material adverse effect on Steinway's operating results.

      Market size and volume trends are difficult to quantify for international markets as there is no single source for worldwide sales data. Korea, China and Japan are the three largest piano markets in the world. Steinway's strongest international markets outside the Americas are Germany, Japan, Switzerland, France, the United Kingdom and Italy.

      While negative economic conditions have affected certain foreign markets, the Company believes that expansion opportunities, especially in certain Asian markets where the Company has a disproportionately low market share, may mitigate current adverse economic factors.

      BAND AND ORCHESTRAL INSTRUMENTS. The Company believes that the band and orchestral instrument industry has historically been impacted more by demographic trends and school budgeting than by macroeconomic cycles. The band and orchestral instrument industry experienced moderate sales declines starting in the mid to late 1970s, which management believes was primarily due to a reduction in the number of students enrolled in grades 4 through 12. Since 1984, both student enrollment (grades K through 12) and school expenditures have increased steadily.

      Sales improvements have also been caused by recent cultural and social trends. The Company believes that parents are encouraging their children to pursue musical instruments as a response to recent studies that show participation in music programs increase a student's ability to excel in other aspects of their education (e.g., college entrance test scores). Additionally, many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.

COMPETITION

      The Company is one of the largest domestic producers of band and orchestral instruments. New entrants have difficulty competing with the Company due to the long learning curve inherent in the production of musical instruments, cost of tooling, significant capital requirements, lack of name-brand recognition and an effective distribution system.

      The Company enjoys leading market shares in many of its product lines and holds a unique position at the top end of the market for grand pianos. Few manufacturers compete directly with Steinway, both in terms of quality and price.

      Management believes that used instruments provide significant competition within certain segments of the musical instrument industry. Because of the potential savings associated with buying a used Steinway piano, as well as the durability of the instrument, a relatively large market exists for used Steinways. It is difficult to estimate the significance of used piano sales, since most are conducted in the private aftermarket. The Company, however, believes that used Steinway pianos provide the most significant competition in its market segment. To capitalize on this segment, Steinway has recently increased its emphasis on both its restoration services and the procurement, refurbishment and sale of used Steinway pianos. The effect of used instruments in the band and orchestral market is less significant since instruments are less durable and more affordable to consumers.

PATENTS AND TRADEMARKS

      The Company has several trademarks and patents effective and pending in the United States and in several foreign countries for varying lengths of time, including the trademarks STEINWAY, STEINWAY & SONS, the Lyre symbol, STEINWAY THE INSTRUMENT OF THE IMMORTALS, BOSTON, DESIGNED BY STEINWAY & SONS, SELMER, BACH, BUNDY, SIGNET, WILLIAM LEWIS, LUDWIG, MUSSER and EMERSON. Steinway has pioneered the development of the modern piano with over 125 patents granted since its founding. Management considers its various trademarks and patents to be important and valuable assets.

PRODUCTION PROCESS

      The manufacturing process for musical instruments involves a large number of tasks performed by skilled craftsmen. Employees perform various forming, drilling and assembling applications throughout the process.

      The manufacturing process for pianos takes up to nine months to achieve the high quality standards expected for Steinway pianos. Raw materials are purchased primarily in the United States and Europe.

      The Company maintains a fairly constant production schedule for band and orchestral instruments in order to minimize labor disruptions and keep inventory relatively stable. Raw materials used in the production of brasswind and woodwind instruments are purchased primarily in the United States. Component parts are imported from Europe and Asia for stringed and percussion instruments.

LABOR

      As of December 31, 1996, the Company employed 1,959 people, consisting of 1,463 hourly and 496 salaried employees. Of the 1,959 employees, 1,526 were employed in the United States and the remaining 433 were employed in Europe.

      At the New York manufacturing and retail facilities, all employees except executives, supervisory employees and clerical, administrative and retail sales department employees are represented by the United Furniture Workers/IUE, AFL/CIO. The current labor agreement covering these workers expires in September 1997. In Hamburg, Germany, manufacturing employees are represented by the workers' council, Gewerkschaft Holz und Kunststoff, which negotiates on their behalf. In Germany, Steinway participates in a consortium with other local manufacturers in similar industries to negotiate labor rates. Wage increases tend to track those of the major unions in Germany. The contract covering hourly German employees is negotiated annually. The United Auto Workers and the United Brotherhood of Carpenters represent 676 members of Selmer's workforce. In March 1997, the Company entered into new collective bargaining agreements with the United Auto Workers membership which will expire in February 2000. The agreement covering the rest of its union membership expires in November 1999. The Company believes that its relationship with its employees is generally good.

ITEM 2              PROPERTIES

      The Company owns most of its manufacturing and warehousing facilities. All of the Steinway retail stores are in leased facilities. Substantially all of the domestic real estate has been pledged to secure the Company's debt. The following table lists the Company's owned and leased facilities.


                                   APPROXIMATE
                                   FLOOR SPACE
LOCATION           OWNED/LEASED   (SQUARE FEET)    ACTIVITY
--------           ------------   -------------    --------
New York, NY          Owned          449,900       Piano manufacturing; restoration center;
                                                   parts sales; sales; research & development;
                                                   executive offices; training
                      Leased          38,750       Steinway Hall retail store/showroom; Piano Bank
                                                   for the New York City metropolitan area
Hamburg, Germany      Owned          220,660       Piano manufacturing; executive offices;
                                                   training
                      Leased          11,300       Steinway Haus retail store/showroom
Elkhart, IN           Owned          144,000       Brasswind manufacturing
                      Owned           77,000       Woodwind manufacturing
                      Owned           75,000       Warehouse
                      Owned           25,000       Executive offices
LaGrange, IL          Owned           46,000       Percussion instrument manufacturing
                      Leased          18,000       Timpani production
Monroe, NC            Leased         147,000       Drum and Case manufacturing
Cleveland, OH         Leased          35,000       Stringed instrument manufacturing
London, England       Leased          20,000       Vincent Bach International
                      Leased           9,580       Steinway Hall retail store/showroom
                      Leased           5,780       Piano repair/restoration
Berlin, Germany       Leased           5,650       Steinway Haus retail store/showroom
Paramus, NJ           Leased           4,200       Steinway Hall West retail store
Waltham, MA           Leased           2,440       Executive offices

      The Company spent approximately $5.2 million for capital expenditures in 1996. The majority of the expenditures were used for new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future in order to modernize, expand and renovate its equipment and facilities.

ITEM 3              LEGAL PROCEEDINGS

      ENVIRONMENTAL MATTERS - The Company is subject to compliance with various federal, state, local and foreign environmental regulations. On August 9, 1993, Philips Electronics North America Corporation ("Philips") agreed to continue to indemnify the Company for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the "Environmental Indemnity Agreement"). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement. The Environmental Indemnity Agreement terminates on December 29, 2008.

      Three unsettled matters covered by the Environmental Indemnity Agreement are currently pending. For two of these sites, Philips has entered into Consent Orders with the Environmental Protection Agency ("EPA") or the North Carolina Department of Environment, Health and Natural Resources, as appropriate, whereby Philips has agreed to pay required response costs. For the third site, the EPA has notified Selmer it intends to carry out the final remediation remedy itself. The EPA estimates that this remedy has a present net cost of approximately $12 million. Over 40 persons or entities have been named by the EPA as potentially responsible parties at this site. This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement. The potential liability of the Company at any of these sites is affected by several factors including, but not limited to, the method of remediation, the Company's portion of the materials in the site relative to the other named parties, the number of parties participating and the financial capabilities of the other potentially responsible parties once the relative share has been determined.

      The matters discussed above and the Company's compliance with environmental laws and regulations are not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. The Company has taken several remedial and preventative steps to comply with federal and state environmental regulations over the last 10 to 15 years. These measures have included independent site assessments, installation of water treatment equipment and the installation of a hazardous material recycling system. Management believes that to the best of its knowledge, no further incident of contamination has occurred since December 1988. No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

      OTHER - In the ordinary course of its business, the Company is party to various legal actions that management believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, management believes that, based on the experience of the Company in dealing with these matters, the ultimate resolution of these matters will not have a material adverse impact on the business, financial condition and results of operations or prospects of the Company.

ITEM 4              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5               MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

    The ordinary common stock of the Company began trading in August 1996 (subsequent to an initial public offering) on the New York Stock Exchange ("NYSE") under the symbol "LVB". The following table sets forth for the period indicated, the high and low closing sales price per share of the ordinary common stock as reported on the NYSE. Prior to the offering in August 1996, no established public trading market existed.


                                            High         Low
                                            ----         ---
Fiscal Year Ended December 31, 1996
         Third Quarter                     $19.00      $16.38
         Fourth Quarter                     18.38       16.13


    The Company's common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes, holders of ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of February 21, 1997, there were ninety-one holders of record of the Company's ordinary common stock and two holders of record of the Class A common stock.

    The Company has no plans to pay cash dividends on the common stock. The Company presently intends to retain earnings to reduce outstanding indebtedness and to fund the growth of the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

    The Company is restricted by the terms of its outstanding debt and financing agreements from paying cash dividends on its common stock, and may in the future enter into loan or other agreements that restrict the payment of cash dividends on the common stock.

ITEM 6              SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company as of and for the five years ended December 31, 1996. The historical balance sheet data as of December 31, 1992, 1993 1994, 1995 and 1996, and August 10, 1993, and operating data for the fiscal years ending December 31, 1992, 1994, 1995 and 1996, the period January 1,1993 to August 10, 1993 and the period August 11, 1993 to December 31, 1993, are derived from the audited financial statements of the Company. The table should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                      Predecessor(1)                          Company
                                   --------------------  ---------------------------------------------------
(Dollars in thousands, except                           Period                 Year Ended December 31,
 per share information)             Year Ended   ----------------------  ----------------------------------
                                   December 31,  1/1/93-     8/11/93-
                                       1992      8/10/93     12/31/93       1994       1995(2)     1996
                                   ------------  ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:

Net sales                           $  85,895   $  57,171    $  34,339   $ 101,114   $ 189,805   $ 257,903
Gross profit                           29,458      17,955        5,484      31,661      50,218      84,235
Earnings (loss) from operations         9,233       5,520       (1,640)     12,472      13,102      33,020
Net income (loss) before
  extraordinary item                    2,343       1,405       (3,109)      2,922      (2,074)      7,421
Net income (loss) before
  extraordinary item per share            -           -          (2.07)       0.52       (1.36)       1.00
Weighted average common and
  common equivalent shares
  outstanding                             -           -      1,499,900   5,660,000   1,524,663   7,418,580

OTHER FINANCIAL DATA:
Adjusted gross profit (3)           $  29,458   $  17,955    $  10,238   $  31,925   $  59,856   $  84,235
EBITDA(3)(4)                           14,437       8,522        4,597      16,638      30,479      44,520
Capital expenditures                      720         576          303       1,112       3,162       5,199
Cash flows from:(5)
  Operating activities                  6,847      (8,565)      15,102      10,973       6,663       5,927
  Investing activities                   (553)       (577)     (94,413)     (1,202)   (107,702)     (5,039)
  Financing activities                 (5,967)      9,512       78,648      (9,549)    104,365        (865)

MARGINS:
Adjusted gross profit(3)                 34.3%       31.4%        29.8%       31.6%       31.5%       32.7%
EBITDA(3)(4)                             16.8        14.9         13.4        16.5        16.1        17.3

BALANCE SHEET DATA (AT PERIOD END):
Cash                                $     402   $     716    $      53   $     380   $   3,706   $   3,277
Current assets                         55,712      69,563       56,736      56,265     132,380     140,353
Total assets                           82,785      95,349       88,970      85,524     263,796     265,366
Current liabilities                     9,519       9,907       10,174      13,388      41,767      37,720
Total debt                             55,024      65,053       71,369      62,057     174,039     118,391
Partners'/Stockholders' equity         16,626      17,999        4,226       7,253       5,828      67,878

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA:

(1) On August 10, 1993, the Company purchased substantially all of the assets and certain liabilities of The Selmer Company, L.P. (the "Predecessor").

(2)  The Company acquired Steinway in May 1995.

(3) Adjusted gross profit and EBITDA under the captions "Other Financial Data" and "Margins" for the period August 11, 1993 to December 31, 1993 and for the years ending 1994 and 1995 reflect positive adjustments of $4,754, $264 and $9,638, respectively, relating to purchase accounting adjustments to inventory for the acquisitions of Selmer in 1993 and Steinway in 1995.

(4) EBITDA represents earnings before depreciation and amortization, net interest expense, other expenses (including certain management fees and bank fees) and income tax expense (benefit), adjusted to exclude non-recurring charges. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements which the Company believes certain investors find to be useful. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

(5) For more information regarding cash flow data, see "Management's Discussions and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Company's Consolidated Financial Statements included elsewhere in this report.

ITEM 7           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion provides an assessment of the results of operations and liquidity and capital resources for the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

OVERVIEW

     The Company, through its subsidiaries Steinway and Selmer, is one of the world's leading manufacturers of musical instruments. The Company's net sales and earnings from operations improved 10.3% and 29.4%, respectively, for 1996 compared to pro forma 1995 as if the acquisition of Steinway had occurred January 1, 1994. The Company believes that these operating performance improvements have resulted from implementation of the Company's strategy to capitalize on its strong brand names and leading market positions. The Company's net sales of $258 million for the year ended December 31, 1996 were split between Steinway piano sales (53%) and sales of Selmer band and orchestral instruments (47%).

     Steinway's piano sales are influenced by general economic conditions in the United States and Europe, demographic trends and general interest in music and the arts. Steinway's operating results are primarily influenced by grand piano sales. Given the total number of grand pianos sold by Steinway in any year (3,066 sold in 1996), a decrease of a relatively few number of units being sold by Steinway can have a material impact on the Company's business and operating results. Domestic grand piano unit sales have increased 32.2% from 1993 to 1996, largely attributable to the economic recovery in the United States as well as increased selling and marketing efforts. Grand piano unit sales to international markets have remained relatively flat over the same period primarily as a result of the weakness of the European economies. In 1996, approximately 54% of Steinway's net sales were in the United States, 33% in Europe and the remaining 13% primarily in Asia.

     Selmer student instrument sales are influenced primarily by trends in school enrollment and general interest in music and the arts. The school instrument business is generally resistant to macroeconomic cycles and strongly correlated to the number of school children in the United States, which is expected to grow steadily over the next ten years. Beginner instruments accounted for 75% of Selmer's unit sales and 52% of instrument revenues in 1996 with advanced and professional instruments representing the balance.

     Band and orchestral instrument unit sales have grown an average of 4% a year, and net sales have grown an average of 11% a year, since 1993. The unit and net sales growth is the result of management's efforts to improve Selmer's manufacturing and sales capabilities as well as an increase in student enrollment and the level of interest in music. In addition, management has increased production to meet the increasing demand for its products.

     Although the Company cannot accurately predict the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on net sales or results of operations in recent years. Net sales to customers outside the United States represent approximately 33% of consolidated net sales, with Steinway's net international sales accounting for over 74% of these international sales. A significant portion of Steinway's net international sales originate from its German manufacturing facility, resulting in net sales, cost of sales and related operating expenses denominated in deutsche marks. While currency translation has affected international net sales, cost of sales and related operating expenses, it has not had a material impact on operating income. The Company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency. The Company does not purchase currency related financial instruments for purposes other than exchange rate risk management.

RESULTS OF OPERATIONS

     On May 25, 1995, Selmer acquired Steinway for approximately $104.0 million. The acquisition of Steinway was effected pursuant to a Merger Agreement dated as of April 11, 1995. The acquisition was accounted for as a purchase for financial reporting purposes. The consolidated financial statements of the Company as of and for the year ending December 31, 1995 include the effects of the acquisition as well as the results of operations for Steinway for the period May 25, 1995 to December 31, 1995.

     In August 1996, the Company completed an initial public offering of its ordinary common stock which raised approximately $63.1 million. After deducting expenses of approximately $2.3 million, the Company used the net proceeds from the offering to repay $54.6 million of Senior Secured Notes, and related prepayment penalties of $4.5 million. Prior to the offering, the Company effected a 2.83-to-1 stock split. All share and per share amounts have been retroactively adjusted for all periods presented to give effect to the stock split.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     NET SALES -- Net sales increased $68.1 million (35.9%) to $257.9 million in 1996. Steinway net sales contributed $55.4 million of this increase, reflecting the impact of a full year's results in 1996 versus the seven months included in 1995. Selmer sales increased $12.7 million (11.6%) with instrument unit growth of 4.1% representing $2.8 million of the increase. The balance of the increase relates to price increases and a favorable mix of higher priced instruments.

     GROSS PROFIT -- Gross profit increased $34.0 million (67.7%) to $84.2 million. Steinway contributed $26.6 million of this increase, the majority of which is attributable to the full year's sales impact noted above. In addition, 1995 results were affected by $9.6 million in additional cost of sales relating to the fair value adjustment of Steinway's inventory effected upon its acquisition. Selmer gross profit increased $7.5 million (22.1%) in 1996, reflecting the increase in sales. Gross margins increased to 32.7% in 1996 compared to 26.5% in 1995 primarily as a result of having fully absorbed the $9.6 million Steinway inventory acquisition adjustment during 1995.

     OPERATING EXPENSES -- Operating expenses increased $14.1 million (38.0%) to $51.2 million in 1996. Steinway operating expenses accounted for $12.7 million of the increase. Selmer operating expenses increased $1.2 million (6.3%) to $20.7 million, but decreased as a percentage of sales from 17.8% in 1995 to 17.0% in 1996. Overall, operating expenses remained under 20.0% of sales for both 1995 and 1996.

     EARNINGS FROM OPERATIONS -- Earnings from operations increased by $19.9 million (152.0%) to $33.0 million in 1996. The impact of Steinway's full year results in 1996 combined with the negative effect on 1995 earnings associated with the $9.6 million inventory acquisition adjustment accounted for $13.7 million of this improvement. The remaining $6.2 million increase in earnings represents the contribution from Selmer's increased sales level.

     NET INTEREST EXPENSE -- Net interest expense increased $2.8 million (19.3%) to $17.1 million in 1996. This increase was a product of the additional five months that the $110 million in Steinway acquisition debt was outstanding offset by the savings realized from the early extinguishment of $55 million in senior secured notes accomplished with the proceeds of the Company's initial public offering in August 1996.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     NET SALES -- Net sales increased by $88.7 million (87.7%) to $189.8 million in 1995. Steinway net sales contributed $80.9 million during the period May
25, 1995 to December 31, 1995. Selmer net sales increased $7.8 million (7.7%) as compared to 1994. Modest instrument unit growth contributed $2.0 million. The remaining increase can be attributed to price increases in most divisions.

     GROSS PROFIT -- Gross profit increased by $18.5 million (58.6%) to $50.2 million in 1995. The majority of this increase, $16.4 million, was derived from Steinway sales. Selmer gross profits increased by $2.1 million (6.7%) to $33.8 million. Gross profit margins fell from 31.3% in 1994 to 26.5% in 1995 as a direct result of a $9.6 million fair value adjustment to Steinway's inventory recorded upon its acquisition and absorbed through cost of sales during 1995. Adjusting 1995 to eliminate this one time purchase accounting charge, gross margins remained essentially unchanged.

     OPERATING EXPENSES -- Operating expenses increased by $17.9 million (93.4%) to $37.1 million in 1995. Steinway operating expenses, which were $17.7 million for the period, accounted for virtually all of the increase. Selmer operating expenses increased $0.2 million (1.3%) to $19.4 million, but decreased as a percentage of net sales from 19.0% in 1994 to 17.9% in 1995.

     EARNINGS FROM OPERATIONS -- Earnings from operations increased by $0.6 million (5.1%) to $13.1 million. Adjusting for the $9.6 million inventory charge noted above, earnings rose more than $10.0 million (82.3%) over 1994. The bulk of this improvement, $8.4 million, is attributable to Steinway's initial, partial year 1995 results. In addition, Selmer earnings from operations increased $1.9 million (15.0%) over 1994.

     NET INTEREST EXPENSE -- Net interest expense increased by $6.6 million (85.0%) to $14.3 million in 1995 due to the higher outstanding long-term debt relating to the Steinway acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     The Company has financed its major acquisitions through the issuance of long-term debt. Cash provided from the issuance of $105.0 million of Senior Subordinated Notes funded the Steinway acquisition in 1995.

     Cash provided by operations was $11.0 million in 1994, $6.7 million in 1995 and $5.9 million in 1996. The decrease in cash provided by operations in 1995 is primarily due to $7.4 million invested in increased accounts receivable, inventories and prepaid assets, offset by an additional $3.1 million of cash earnings from operations. The decrease in cash provided by operations in 1996 is primarily attributable to

$5.8 million invested in increased accounts receivable, inventories, prepaid assets and lower current liability balances, offset by an additional $5.0 million of cash earnings from operations.

     The Company's investing activities used cash of $102.8 million in 1995 to acquire Steinway. Capital expenditures in 1994, 1995 and 1996 were $1.1 million, $3.2 million and $5.2 million, respectively. These capital expenditures were primarily used for purchasing new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future in order to modernize, expand and renovate its equipment and facilities.

     Consistent with industry practice, Selmer sells band instruments almost entirely on credit utilizing the two financing programs described below. These programs create large working capital requirements during the year when band instrument receivable balances reach highs of approximately $50-55 million in August and September, and lows of approximately $20-25 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and to facilitate the rent-to-own programs offered to students by many retailers, also allow Selmer to match its production and delivery schedules. Selmer offers the following two forms of financing to qualified band instrument dealers:

a) RECEIVABLE DATING: Purchases made from January through September have payment due in October. Purchases made from October to December have payment due in January. Dealers are offered discounts for early payment.

b) NOTE RECEIVABLE FINANCING: Qualified dealers may convert open accounts to a note payable to Selmer. The note program is offered in January and October, and coincides with the receivable dating program. The note receivable is secured by dealer inventories and receivables. The majority of notes receivable are purchased by a third-party financial institution, on a full recourse basis. The Company's current arrangement, which allows the financial institution to purchase, at its option, up to an aggregate of $15.0 million of notes receivable per year, expires in 1997. Net notes receivable sales generated approximately $13.0 million and $11.8 million in cash in 1995 and 1996, respectively.

     Unlike many of its competitors in the piano industry, Steinway does not provide extended financing arrangements to its dealers. To facilitate long-term financing required by some dealers, Steinway has arranged for financing through a third-party provider which generally involves no guarantee by Steinway.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Facility"). The Facility was restated on May 25, 1995 providing the Company with a potential borrowing capacity of up to $60.0 million, based on eligible accounts receivable and inventory. Borrowings are secured by a first lien on the Company's domestic inventory, receivables, and fixed assets. As of December 31, 1996, $2.6 million was outstanding, and availability was approximately $46.5 million. The Facility currently bears interest, at the option of the Company, at (i) the prime rate plus 1.0%, or (ii) the Eurodollar rate plus 2.5%, and expires March 31, 2000. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 20 million deutsche marks.

     At December 31, 1996, the Company's total outstanding indebtedness amounted to $118.4 million, consisting of $2.6 million under the Facility, $110.0 million of 11% Senior Subordinated Notes and $5.8 million of notes payable to foreign banks. The $55.6 million reduction in outstanding indebtedness from December 31, 1995 reflects the repayment of $54.6 million of Senior Secured Notes accomplished with the proceeds of the Company's initial public offering in August 1996. Cash interest paid was $13.4 million and $17.7 million in 1995 and 1996, respectively. All of the Company's debt agreements contain covenants that place certain restrictions on the Company, including its ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends.

     Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard had no effect on the Company's results of operations, financial position or cash flows.

     The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25 which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company accounts for employee stock-based compensation arrangements under APB Opinion No. 25.

ITEM 8              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 1995 and 1996
     Consolidated Statements of Operations for the Years Ended December 31,
      1994, 1995 and 1996
     Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1994, 1995 and 1996
     Consolidated Statements of Cash Flows for the Years Ended December 31,
      1994, 1995 and 1996
     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Steinway Musical Instruments, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, listed in the index on page 17. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Chicago, Illinois
March 7, 1997

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1996
                       (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)


                                       DECEMBER 31,          DECEMBER 31,
                                          1995                  1996
                                       ------------          ------------
ASSETS
Current assets:
 Cash                                  $      3,706          $      3,277
 Accounts, notes and leases
  receivable, net of allowance for
  bad debts of $6,281 and $7,120 in
  1995 and 1996, respectively                41,860                45,563
 Inventories                                 79,063                82,950
 Prepaid expenses and other current
  assets                                      3,058                 2,867
 Deferred tax asset                           4,693                 5,696
                                       ------------          ------------
Total current assets                        132,380               140,353

Property, plant and equipment, net           64,132                62,101
Other assets, net                            32,114                26,291
Cost in excess of fair value of net
 assets acquired, net of accumulated
 amortization of $1,024 and $1,894 in
 1995 and 1996, respectively                 35,170                36,621
                                       ------------          ------------
TOTAL ASSETS                           $    263,796          $    265,366
                                       ------------          ------------
                                       ------------          ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of
  long-term debt                       $     2,306           $      2,354
 Accounts payable                            8,172                  6,453
 Other current liabilities                  31,289                 28,913
                                       ------------          ------------
Total current liabilities                   41,767                 37,720

Long-term debt                             171,733                116,037
Deferred taxes                              29,452                 30,003
Non-current pension liability               15,016                 13,728
                                       ------------          ------------
Total liabilities                          257,968                197,488

Commitments and Contingencies

Stockholders' equity:
 Convertible, participating preferred
  stock, $.001 par value,
  authorized 5,000,000 shares,
  2,829,999 shares issued and
  outstanding in 1995                            1                      -
 Class A Common Stock, $.001 par value,
  authorized 5,000,000 shares,
  477,953 shares issued and outstanding          -                      -
 Common stock, $.001 par value, authorized
  90,000,000 shares, 1,319,087 shares
  and 8,944,984 shares issued and
  outstanding in 1995 and 1996, respectively     -                      9
 Warrants, 1,330,091 common stock
  equivalents outstanding in 1995            2,335                      -
 Additional paid-in capital                  5,629                 68,729
 Retained earnings (accumulated deficit)    (2,261)                   792
 Accumulated translation adjustment            124                 (1,652)
                                       ------------          ------------
  Total stockholders' equity                 5,828                 67,878
                                       ------------          ------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $   263,796           $    265,366
                                       ------------          ------------
                                       ------------          ------------


See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                  1994        1995     1996
                                               ---------  ---------- ---------
Net sales                                      $ 101,114  $  189,805 $ 257,903
Cost of sales                                     69,453     139,587   173,668
                                               ---------  ---------- ---------
Gross profit                                      31,661      50,218    84,235

Operating Expenses:
   Sales and marketing                            11,328      21,001    29,206
   Provision for doubtful accounts                   655         797       760
   General and administrative                      5,435      11,612    16,363
   Amortization                                    1,067       3,041     4,388
   Other expense                                     704         665       498
                                               ---------  ----------  ---------
Total operating expenses                          19,189      37,116    51,215
                                               ---------  ----------  ---------

Earnings from operations                          12,472      13,102    33,020

Other (income) expense:
   Other income, principally interest
        and late charges                            (503)       (583)     (763)
   Interest and amortization of debt discount      8,255      14,923    17,870
                                               ---------  ----------  ---------
Other expense, net                                 7,752      14,340    17,107
                                               ---------  ----------  ---------

Income (loss) before income taxes                  4,720      (1,238)   15,913
Provision for income taxes                         1,798         836     8,492
                                               ---------  ----------  ---------

Income (loss) before extraordinary item            2,922      (2,074)    7,421
Extraordinary item - Early extinguishment
   of debt (net of tax benefit of $2,640)                                4,368
                                               ---------  ----------  ---------
Net income (loss)                             $    2,922  $   (2,074) $  3,053
                                               ---------  -----------  --------
                                               ---------  -----------  --------
Income (loss) per share:
   Income (loss) before extraordinary item     $     .52  $    (1.36) $   1.00
   Extraordinary item                                                     (.59)
                                               ---------  ----------- --------
Net income (loss) per share                    $     .52  $    (1.36) $    .41
                                               ---------  ----------- --------
                                               ---------  ----------- --------
Weighted average common and
   common equivalent shares outstanding        5,660,000   1,524,663 7,418,580
                                               ---------  ----------  ---------
                                               ---------  ----------  ---------

See notes to consolidated financial statements.

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (DOLLARS IN THOUSANDS)


                                                                   Additional      Retained    Accumulated
                                 Preferred    Common                 Paid in       Earnings    Translation
                                   Stock      Stock    Warrants      Capital       (Deficit)   Adjustment
                                 ----------  -------- ----------    ----------    ----------   -----------
BALANCE, December 31, 1993       $   1       $   -    $ 2,335        $ 4,999       $(3,109)     $     -

Net income for the year                                                              2,922

Foreign currency translation
   adjustment                                                                                       105
                                 ----------  -------- ----------    ----------    ----------   -----------

BALANCE, December 31, 1994           1           -      2,335          4,999          (187)         105

Net loss for the year                                                               (2,074)

Foreign currency translation
   adjustment                                                                                        19

Issuance of 297,150 shares of
   common stock                                  -                       630
                                 ----------  -------- ----------    ----------    ----------   -----------

BALANCE, December 31, 1995           1           -      2,335          5,629        (2,261)         124

Net income for the year                                                              3,053

Foreign currency translation
   adjustment                                                                                    (1,776)

Issuance of 3,570,000 shares of
   common stock                                  4                    60,769

Conversion of preferred stock
   and warrants                     (1)          5     (2,335)         2,331
                                 ----------  -------- ----------    ----------    ----------   -----------

BALANCE, December 31, 1996       $   -       $   9    $     -        $68,729      $    792     $ (1,652)
                                 ----------  -------- ----------    ----------    ----------   -----------
                                 ----------  -------- ----------    ----------    ----------   -----------

See notes to consolidated financial statements.

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (DOLLARS IN THOUSANDS)


                                                  1994       1995       1996
                                                --------- ----------  ----------
Cash flows from operating activities
 Net income (loss)                              $  2,922  $  (2,074)  $   3,053
 Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
   Depreciation and amortization                   3,198      7,739      10,970
   Provision for doubtful accounts                   655        766         760
   Amortization of senior note discount              248        277         213
   Deferred tax provision (benefit)                1,000     (5,083)     (3,123)
   Early extinguishment of debt                                           4,368
   Other                                              14         93          61
   Changes in operating assets and liabilities:
     Accounts, notes and leases receivable        (2,126)    (4,172)     (4,606)
     Inventories                                   2,586      7,664      (5,786)
     Prepaid expense and other current assets        137       (701)       (127)
     Accounts payable                              1,170      1,354      (1,712)
     Accrued expenses                              1,169        800       1,856
                                                --------- ----------  ----------
   Net cash flows from operating activities       10,973      6,663       5,927

Cash flows from investing activities
  Capital expenditures                            (1,112)    (3,162)     (5,199)
  Proceeds from disposals of fixed assets             17         51          51
  Changes in other assets                           (107)    (1,801)        109
  Acquisition of Steinway Musical
    Properties, Inc. (net of cash acquired)            -   (102,790)          -
                                                --------- ----------  ----------
    Net cash flows from investing activities      (1,202)  (107,702)     (5,039)

Cash flows from financing activities
  Borrowing under line of credit agreement        88,830    147,993     195,222
  Repayments under line of credit agreement      (97,958)  (148,486)   (196,754)
  Proceeds from issuance of long-term debt             -    110,000       4,717
  Proceeds from issuance of stock                      -        630      60,773
  Repayments of long-term debt                      (421)    (5,772)    (64,823)
                                                --------- ----------  ----------
    Net cash flows from financing activities      (9,549)   104,365        (865)

Effects of foreign exchange rate changes
  on cash                                            105          -        (452)
                                                --------- ----------  ----------

Increase (decrease) in cash                          327      3,326        (429)
Cash, beginning of year                               53        380       3,706
                                                --------- ----------  ----------

Cash, end of year                               $    380  $   3,706   $   3,277
                                                --------- ----------  ----------
                                                --------- ----------  ----------


See notes to consolidated financial statements.

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (DOLLARS IN THOUSANDS)

(1)  NATURE OF BUSINESS

     Steinway Musical Instruments, Inc. and subsidiaries (the "Company") is one of the world's leading manufacturers of musical instruments. On
August 10, 1993, the Company acquired The Selmer Company, Inc. ("Selmer"), a major manufacturer of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. On May 25, 1995, Selmer purchased the assets of Steinway
Musical Properties, Inc. and its wholly-owned subsidiaries ("Steinway"), a manufacturer and distributor of pianos and related accessories and services, for approximately $104 million. The acquisition has been accounted for as a purchase for financial reporting purposes.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of Selmer and its wholly-owned subsidiaries, Steinway and Vincent Bach International, Ltd. ("VBI"). Significant intercompany balances have been eliminated in consolidation.

     REVENUE RECOGNITION - Revenue is recognized at the date of shipment. The Company provides for the estimated costs of warranties at the time of sale.

     INCOME TAXES - Income taxes are provided using an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     INVENTORIES - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. On May 25, 1995, Steinway inventories were adjusted up by approximately $9,638 to reflect their fair market value. Cost of sales for the year ended December 31, 1995 included this adjustment.

     DEPRECIATION AND AMORTIZATION - Property, plant and equipment are recorded at cost. Assets existing at the acquisition date were revalued to fair value at that date. Depreciation has been computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining term of the respective lease, whichever is shorter. Estimated useful lives are as follows:

         Building and improvements                    15-30 years
         Leasehold improvements                        5-15 years
         Machinery, equipment and tooling              3-10 years
         Office furniture and fixtures                 3-10 years
         Concert and artist and rental pianos            15 years

     Cost in excess of fair value acquired is amortized over 40 years. Trademarks acquired are recorded at appraised value and are amortized over 10 years. Deferred financing costs are amortized on a straight-line basis over the repayment periods of the under-lying debt.

     FOREIGN CURRENCY TRANSLATION - Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year-end rates, and revenues and expenses at average rates of exchange prevailing during the year. The resulting translation adjustments are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are recognized in income currently.

     FOREIGN EXCHANGE CONTRACTS - The Company enters into foreign exchange contracts as a hedge against foreign currency transactions. Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period. Such gains and losses directly offset the foreign exchange gains or losses associated with the hedged receivable or payable. Gains and losses on foreign exchange contracts which exceed the related balance sheet or firm purchase commitment exposure are included in foreign currency gain or loss in the statement of operations.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

     INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share has been computed using the weighted average number of common and common equivalent shares outstanding.

     RECLASSIFICATIONS - Certain reclassifications of 1994 and 1995 amounts have been made to conform to the financial statement classification adopted in 1996.

     ENVIRONMENTAL MATTERS - Potential environmental liabilities are accounted for in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", which requires a liability to be recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated.

     NEW ACCOUNTING PRONOUNCEMENTS -In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard had no effect on the Company's results of operation, financial position or cash flows.

      In June 1996, the Financial Accounting Standards Baord issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which the Company will adopt in 1997. The new standard is not expected to have a material effect on the Company's financial position or results of operations.

(3)  INVENTORIES

     Inventories consist of the following:

                          December 31,
                      ---------------------
                        1995         1996
                      --------     --------
Raw materials         $ 11,332     $ 12,114
Work in process         37,793       33,428
Finished goods          29,938       37,408
                      --------     --------
Total                 $ 79,063     $ 82,950
                      --------     --------
                      --------     --------

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                        December 31,
                                                    ---------------------
                                                      1995         1996
                                                    --------     --------
Land                                                $ 18,296     $ 17,835
Building and improvements                             19,949       20,080
Leasehold improvements                                   690          779
Machinery, equipment and tooling                      16,612       19,526
Office furniture and fixtures                          4,191        5,033
Concert and artist and rental pianos                  11,087       11,470
Construction in progress                                 903        1,282
                                                    --------     --------
                                                      71,728       76,005
Less accumulated depreciation and amortization         7,596       13,904
                                                    --------     --------
Total                                               $ 64,132     $ 62,101
                                                    --------     --------
                                                    --------     --------

(5)  Other Assets

     Other assets consist of the following:

                                    December 31,
                                ---------------------
                                  1995         1996
                                --------     --------
Trademarks                      $ 22,548     $ 21,746
Deferred financing cost           10,340        8,504
Other assets                       2,708        2,044
                                --------     --------
                                  35,596       32,294
Less accumulated amortization      3,482        6,003
                                --------     --------
Total                           $ 32,114     $ 26,291
                                --------     --------
                                --------     --------

(6)  OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                             December 31,
                                         ---------------------
                                           1995         1996
                                         --------     --------
Accrued payroll and related benefits     $ 10,983     $ 12,547
Current pension liability                   2,433        1,823
Accrued promotional expenses                2,357        2,834
Accrued warranty expense                    2,175        1,855
Accrued taxes                               3,980        1,547
Accrued interest                            1,541        1,512
Other accrued expenses                      7,820        6,795
                                         --------     --------
Total                                    $ 31,289     $ 28,913
                                         --------     --------
                                         --------     --------

(7)  INCOME TAXES

     The components of income tax expense are as follows:

                                     Year Ended December 31,
                                ----------------------------------
                                  1994         1995         1996
                                --------     --------     --------
Federal:
  Current                       $    600     $  2,439     $  5,726
  Deferred                           882       (1,684)        (935)
State and local:
  Current                             41          574          712
  Deferred                           108         (321)        (197)
Foreign:
  Current                            167        2,906        5,177
  Deferred                                     (3,078)      (1,991)
                                --------     --------     --------
Total                           $  1,798     $    836     $  8,492
                                --------     --------     --------
                                --------     --------     --------

     The Company's income tax differed from the statutory federal rate as follows:

                                                      Year Ended December 31,
                                                    ----------------------------
                                                      1994      1995      1996
                                                    --------  --------  --------
Statutory rate applied to earnings before
  income taxes                                      $  1,605  $   (433) $  5,570
Increase (decrease) in income taxes resulting from:
  Foreign income taxes (net of benefit)                  167      (172)    2,092
  State income taxes                                     149       (49)      477
  Valuation allowance on foreign tax credits                     1,277
  Other                                                 (123)      213       353
                                                    --------  --------  --------
Income tax                                          $  1,798  $    836  $  8,492
                                                    --------  --------  --------
                                                    --------  --------  --------

     The components of net deferred taxes are as follows:

                                                              December 31,
                                                          ---------------------
                                                            1995         1996
                                                          --------     --------
Deferred tax assets:
  Uniform capitalization adjustment to inventory          $  2,303     $  2,084
  Allowance for doubtful accounts                            1,406        1,198
  Accrued expenses and other current assets and liabilities  2,709        4,357
  Foreign tax credits                                       22,086       18,777
  Other                                                        223          130
  Valuation allowances                                     (13,534)     (15,113)
                                                          --------     --------
    Total deferred tax assets                               15,193       11,433

Deferred tax liabilities
  Pension contributions                                     (1,759)      (1,586)
  Fixed assets                                             (23,488)     (21,570)
  Intangibles                                              (14,705)     (12,584)
                                                          --------     --------
    Total deferred tax liabilities                         (39,952)     (35,740)
                                                          --------     --------
Net deferred taxes                                        $(24,759)    $(24,307)
                                                          --------     --------
                                                          --------     --------

     Valuation allowances provided relate to excess foreign tax credits generated over expected credit absorption. Of these valuation allowances, $10,305 relate to the acquisition of Steinway, including a final purchase accounting adjustment of $3,200 which was added during 1996 due to changes in assumed rates of foreign tax credit absorption. Should the related tax benefits be recognized in the future, the effect of removing the valuation allowances would generally be a decrease in goodwill. During 1995, these valuation allowances increased by $1,277 due to the generation of deferred foreign tax credits for which realization does not appear likely. During 1996, changes in valuation allowances were caused in part by the write-off of $3,842 of expired foreign tax credits and a reduction of $345 caused by foreign currency translation, offset by additional valuation allowances of $2,566 for current year credits generated for which realization does not appear likely. Foreign tax credit carryforwards expire in varying amounts through 2001.

(8) NOTES PAYABLE AND LONG TERM DEBT

 Notes payable and long-term debt consists of the following:

                                                                 December 31,
                                                             ------------------
                                                               1995       1996
                                                             --------  --------
 Senior Debt, bearing interest at the
   Eurodollar rate plus 3% due March 31, 2000
     (8.65% and 8.89%)                                       $  4,439  $  2,573

 Senior Secured Notes:
     11% Notes, net of unamortized discount of $1,418          43,132
     10.92% Notes, net of unamortized discount of $318          9,682
 11% Senior Subordinated Notes, due May 15, 2005              110,000   110,000
 Note payable to a foreign bank, due in monthly
   installments of principal and interest of DM
   127 ($83 at the December 31, 1996 exchange rate)
   through June 1, 2001 at an interest rate of 6.25%                      4,454
 Note payable to a foreign bank at an interest rate of 8.75%    2,874
 Note payable to a foreign bank at an interest rate of 6.5%     2,611
 Note payable to a foreign bank at an interest rate of 9.6%       348
 Open account loans, payable on demand to a foreign bank          953     1,364
                                                             --------  --------
 Total                                                        174,039   118,391
 Less current portion                                           2,306     2,354
                                                             --------  --------
 Long-term debt                                              $171,733  $116,037
                                                             --------  --------
                                                             --------  --------

Scheduled maturities of long-term debt as of December 31, 1996 are as follows:

                                             Amount
                                            --------
                          1997              $  2,354
                          1998                   990
                          1999                   990
                          2000                 3,563
                          2001                   494
                          Thereafter         110,000
                                            --------
                          Total             $118,391
                                            --------
                                            --------

    The open account loans provide for borrowings by foreign subsidiaries of up to DM 20,000 ($13,000 at the December 31, 1996 exchange rate) payable on demand, DM 17,000 ($11,040 at the December 31, 1996 exchange rate) of which can be drawn as a term loan for up to 360 days. A portion of the open account loan can be converted into a maximum of 1,050 GBP ($1,800 at the December 31, 1996 exchange rate) for use by the Company's UK subsidiary. Demand borrowings bear interest at rates of 6.5 to 6.75% for the deutsche mark loans and 8.5% for British pounds sterling. Term borrowings bear interest at Libor plus .75%.

    In connection with the merger discussed in Note 18, the Company entered into a restated and amended Senior Bank Credit Agreement. The restated agreement provides for borrowings by Selmer and Steinway's domestic subsidiaries of up to $60.0 million and extends the due date to March 31, 2000. Outstanding balances under the agreement, as amended on January 1, 1997, bear interest at the prime rate plus 1% or the Eurodollar rate plus 2.5%. Borrowings are collateralized by the Company's domestic accounts receivable, inventory and fixed assets. The available balance is determined by eligible domestic accounts receivable and inventory balances and was approximately $46.5 million on December 31, 1996.

    In August 1996, the Company completed an initial public offering of its ordinary common stock which raised approximately $63.1 million. After deducting expenses of approximately $2.3 million, the Company used the net proceeds from the offering to repay $54.6 million of Senior Secured Notes, and related prepayment penalties of $4.5 million.

    All of the Company's debt agreements contain certain financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, and prohibit the payment of cash dividends. The Company is in compliance with all such covenants.

(9) STOCKHOLDERS' EQUITY

    In August 1996, the Company completed an initial public offering of 3,570,000 shares of its ordinary common stock. Prior to the offering, the Company effected a 2.83-to-1 stock split of all of its outstanding shares and amended the Company's Certificate of Incorporation increasing the total number of authorized shares of common stock to 100,000,000. In conjunction with the offering, all of the Company's outstanding preferred stock was converted to ordinary common stock and the expiration date for exercising outstanding warrants was accelerated, so that no preferred stock or warrants were outstanding on December 31, 1996. All references in the accompanying financial statements as to the number of common shares and per share amounts have been restated to reflect the stock split, the amendment and the conversion of the preferred stock and warrants.

    The Company's common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes, holders of ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.

    EMPLOYEE STOCK PURCHASE PLAN - Under the 1996 employee stock purchase plan (the "Purchase Plan"), the Company is authorized to issue over a period of ten years up to 500,000 shares of ordinary common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, the Board may make an annual offering to employees allowing them to have up to 5% of their annual base earnings withheld through periodic payroll deductions to purchase the stock. The purchase price of the stock is equal to 85% of the lower of the market value at the date of offering or at the end of each twelve month offering period. During 1996 the Company allocated 125,000 shares to the initial offering under the Purchase Plan.

    STOCK PLAN - The 1996 stock plan (the "Stock Plan") provides for the granting of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, and other stock awards to certain key employees, consultants and advisors of the Company and its subsidiaries. Common stock reserved for issuance under the Stock Plan is 778,250 shares.

    In August of 1996, the Company granted 557,500 options which had an exercise price of $19.00, all of which were outstanding on December 31, 1996.

    STOCK-BASED COMPENSATION EXPENSE - As described in Note 2, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net income and net income per share would have been $2,758 and $.37, respectively ($7,126 or $.96 per share before extraordinary item) for the year ended December 31, 1996.

    The fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan, was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model in 1996 are as follows:

Range of risk-free interest rates                         5.64 - 6.36%
Range of expected life of option grants ( in years)       1 to 6
Expected volatility of underlying stock                   16.4%

    The fair value of option grants made in 1996 pursuant to the Stock Plan was $6.15 per option. The fair value of awards made pursuant to the Purchase Plan, including the option feature, in 1996 was $4.04 per share expected to be issued.

    It should be noted that the option pricing model was designed to value readily tradable options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the grants' fair value as that term is defined by SFAS No. 123 "Accounting for Stock-Based Compensation".

(10) COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS - The Company has entered into various operating leases for certain facilities and equipment, some of which have noncancelable terms, expiring at various times through 2016 with various renewal options. Minimum lease payments under noncancelable leases for the years ending December 31, are as follows:

                                          Amount
                                         -------
                       1997              $ 3,196
                       1998                1,975
                       1999                1,084
                       2000                  789
                       2001                  633
                       Thereafter          3,512
                                         -------
                       Total             $11,189
                                         -------
                                         -------

    Rent expense was $970, $2,202 and $3,176 for the years ended December 31, 1994, 1995 and 1996, respectively.

    NOTES RECEIVABLE SOLD WITH RECOURSE - The Company sells notes receivable on a recourse basis to a commercial finance company under a three-year facility. Pursuant to the terms of the facility, the commercial finance company may, at its option, purchase at any one time up to an aggregate principal amount of $15 million of the Company's notes receivable. The Company received proceeds of approximately $13.0 and $11.8 million from the sales of such notes for the years ended December 31, 1995 and 1996, respectively. Approximately $7.5 and $7.1 million of these notes remain outstanding as of December 31, 1995 and 1996, respectively.

    ENVIRONMENTAL MATTERS - Certain environmental matters are pending against the Company, which might result in monetary damages, the amount of which, if any, cannot be determined at the present time. Philips Electronics, a previous owner of the Company, has agreed to hold the Company harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988. Management believes that these matters will not have a material adverse impact on the Company's results of operations or financial condition.

    LITIGATION - In the ordinary course of its business, the Company is party to various legal actions that management believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, management believes that, based on the experience of the Company in dealing with these matters, the ultimate resolution of these matters will not have a material adverse impact on the business, financial condition and results of operations or prospects of the Company.

(11) RETIREMENT PLANS

    DOMESTIC PLANS - The Company has a noncontributory defined benefit pension plan (the "Selmer Plan") in which all eligible employees may participate. On December 31, 1995, Steinway's defined benefit pension plan was merged with the Selmer Plan. The Company's funding policy is to contribute the minimum required contribution for each plan year by the fifteenth day of the month following each quarter plus the balance of the minimum required contribution for the plan year by the following September 15.

    The components of net pension expense are as follows:

                                                       Year Ended December 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      ------   ------   -------
    Service cost - benefits earned during the year   $  803   $  651   $   837
    Interest cost on projected benefit obligation       605      739     1,102
    Return on plan assets                               (38)    (993)   (1,776)
    Net amortization                                   (172)     621       814
                                                      ------   ------   -------
    Net pension expense                              $1,198   $1,018   $   977
                                                      ------   ------   -------
                                                      ------   ------   -------

The funded status of the pension plan at December 31, 1995 and 1996 is as follows:

                                                               December 31,
                                                         ----------------------
                                                           1995          1996
                                                         --------      --------
Accumulated benefit obligation (including vested benefit
  obligation of approximately $12,983 and $14,175 at
  December 31, 1995 and 1996, respectively)               $13,841       $14,711
                                                         --------      --------
                                                         --------      --------
Projected benefit obligation                              $14,592       $15,620
Plan assets at fair value                                  12,020        14,883
                                                         --------      --------
Projected benefit obligation in excess of plan assets       2,572           737
Unrecognized net gain (loss)                                 (137)        1,097
Unrecognized prior service cost                              (765)         (776)
Recognition of minimum liability                              762
                                                         --------      --------
Net accrued pension cost                                    2,432         1,058
Less amount currently payable                               1,539         1,058
                                                         --------      --------
Net accrued pension cost                                  $   893           -
                                                         --------      --------
                                                         --------      --------



     The projected benefit obligation was determined using an assumed discount rate of 7.5% in 1995 and 1996. The assumed long-term rate of compensation increase was 4%. The assumed long-term rate of return on plan assets was 8.5%.

     The Company also sponsors 401(k) retirement savings plans for eligible employees. Discretionary employer contributions, as determined annually by the Board of Directors, are made to one these plans. The 1996 contribution approximated $327.

     The Company provides postretirement health care and life insurance benefits to eligible hourly retirees and their dependents. The health care plan is contributory, with retiree contributions adjusted every three years as part of a union contract agreement. The plans are unfunded and the Company pays part of the health care premium and the full amount of the life insurance cost.

     Effective January 1, 1994 the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires recognition, during employees' service with the Company, of the cost of their retiree health and life insurance benefits.

     In accordance with the Statement, the Company has elected to recognize this change in accounting over a twenty-year period. The accumulated postretirement benefit obligation was $1,004 at January 1, 1994.

Net postretirement benefit costs are as follows:

                                                       December 31,
                                           ------------------------------------
                                             1994          1995          1996
                                           --------      --------      --------
Service cost                               $     35      $     32      $     31
Interest cost                                    71            79            72
Amortization of transition obligation            50            50            50
Net amortization and deferral                                  (6)           (8)
                                           --------      --------      --------
Net postretirement benefit cost            $    156      $    155      $    145
                                           --------      --------      --------
                                           --------      --------      --------

     The adoption of SFAS No. 106 did not have a material effect on the Company's 1994 postretirement benefit cost. In prior years, the cost of providing these benefits to retired employees was recognized as an expense primarily as premiums were paid.

     The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's balance sheet at year end:

                                                                      December 31,
                                                                 ----------------------
                                                                   1995          1996
                                                                 --------      --------
Accumulated Postretirement Benefit Obligation:
     Retirees                                                    $    337      $    274
     Active Employees                                                 750           738
                                                                 --------      --------
                                                                    1,087         1,012
Unrecognized net obligation at date of adoption of SFAS No. 106      (904)         (853)
Unrecognized net gain                                                  52           181
                                                                 --------      --------
Accrued postretirement benefit cost                              $    235      $    340
                                                                 --------      --------
                                                                 --------      --------

     The annual assumed rate of increase in the per capita cost of covered health care benefits is 10.0% for retirees under age 65 in 1997 and is assumed to decrease gradually to 4.5% in 2008, and remain at that level thereafter.

     The effect of increasing the assumed health care cost trend by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $40 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by $5.

     The discount rate used in determining the transition obligation as of January 1 and the net periodic postretirement benefit cost was 8.5% and 7.5% in 1995 and 1996, respectively. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.5% in 1995 and 1996.

     FOREIGN PLANS - The foreign divisions of the Company's Steinway subsidiary have separate pension plans which provide retirement benefits for all hourly and certain salaried employees. Unfunded accrued pension costs are included in liabilities. The plans are funded in accordance with the requirements of regulatory bodies governing each plan.

     The components of net pension cost for the Company's foreign divisions are as follows:

                                                           1995          1996
                                                         --------      --------
Service cost - benefits earned during the period         $    240      $    497
Interest cost on projected benefit obligation                 602         1,157
Return on plan assets                                        (199)         (175)
Net amortization and deferral                                 102           (47)
                                                         --------      --------
Net pension cost                                         $    745      $  1,432
                                                         --------      --------
                                                         --------      --------

     The following table sets forth the funded status and obligations of the plans for the foreign divisions as of December 31, 1995 and 1996:

                                                           1995          1996
                                                         --------      --------
Accumulated benefit obligation (including vested benefit
  obligation of approximately $15,199 and $15,049 at
  December 31, 1995 and 1996, respectively)              $ 15,824      $ 15,813
                                                         --------      --------
                                                         --------      --------
Projected benefit obligation                             $ 17,222      $ 17,270
Plan assets at fair value                                   2,323         2,730
                                                         --------      --------
Projected benefit obligation in excess of plan assets      14,899        14,540
Unrecognized net gain (loss)                                  118           (47)
                                                         --------      --------
Net accrued pension cost                                   15,017        14,493
Less amount currently payable                                 894           765
                                                         --------      --------
Net accrued pension cost                                 $ 14,123      $ 13,728
                                                         --------      --------
                                                         --------      --------

     The weighted average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation ranged from 6.5% to 8% and from 3% to 5.5%, respectively. The expected long-term rate of return on assets was 9.5%.

(12) FOREIGN EXCHANGE CONTRACTS

     At December 31, 1996, the Company's German divisions, whose functional currency is the deutsche mark, had forward contracts maturing at various dates through October 1997 to purchase 1,000 British pounds sterling as a hedge against intercompany transactions.

(13)  RELATED PARTY TRANSACTIONS

      The principals of Kirkland Messina LLC, a merchant banking firm, control 84% of the voting power of the Company's common stock. Kirkland Messina LLC received payments of $750 in 1995 for arranging the financing and acting as financial advisor to the Company in connection with the Steinway acquisition and $1.0 million in 1996 for arranging, negotiating and obtaining waivers and other required consents in connection with the Company's initial public offering. In addition, the Company has entered into agreements which require annual payments of $400 in the aggregate to Kirkland Messina LLC and its principals for ongoing management and other services to the Company.

(14) SEGMENT INFORMATION

     Financial information concerning the Company's operations by major geographical area is as follows:

                                                   Year Ended December 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
Net Sales
  United States
    Sales to unaffiliated customers            $ 97,027    $148,269    $195,275
    Intersegment sales                            1,585       4,190       5,615
                                               --------    --------    --------
        Total                                    98,612     152,459     200,890
  Western Europe
    Sales to unaffiliated customers               4,087      41,536      62,628
    Intersegment sales                               -           -           -
                                               --------    --------    --------
        Total                                     4,087      41,536      62,628
                                               --------    --------    --------
Total                                           102,699     193,995     263,518
  Less eliminations                               1,585       4,190       5,615
                                               --------    --------    --------
Total                                          $101,114    $189,805    $257,903
                                               --------    --------    --------
                                               --------    --------    --------

Operating Income (Loss)
  United States                                $ 12,082    $ 13,460    $ 27,092
  Western Europe                                    400        (294)      6,020
  Eliminations                                      (10)        (64)        (92)
                                               --------    --------    --------
        Total                                  $ 12,472    $ 13,102    $ 33,020
                                               --------    --------    --------
                                               --------    --------    --------

Identifiable Assets (at period end)
  United States                                $ 84,535    $210,811    $220,107
  Western Europe                                  3,416      86,370      82,220
  Eliminations                                   (2,427)   (33,385)     (36,961)
                                               --------    --------    --------
        Total                                  $ 85,524    $263,796    $265,366
                                               --------    --------    --------
                                               --------    --------    --------

     Export sales from the United States to unaffiliated customers were approximately $15,717, $22,104 and $25,301 for the years ended December 31, 1994, 1995 and 1996, respectively.


(15) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   Year Ended December 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
    Interest paid                               $ 8,025     $13,399     $17,665
    Income taxes paid                               470       5,532      11,145

     Cash flow information with respect to Selmer's acquisition of Steinway, as discussed in Note 18, is as follows:

                                           1995
                                         --------
     Fair value of assets acquired       $183,003
     Liabilities assumed                  (78,542)
     Cash paid                            104,461
     Cash acquired                          1,671


(16) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair values of financial instruments are made in accordance with the requirements of SFAS No. 107 "Disclosures about Fair Values of Financial Instruments". The estimated fair values have been developed using appropriate methodologies; however, considerable judgment is required to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of amounts that could be realized in a current market exchange. Use of different assumptions or methodologies could have a significant effect on these estimates.

                                           1995                  1996
                                  ---------------------- ----------------------
                                   Carrying  Estimated    Carrying  Estimated
                                    Value    Fair Value    Value    Fair Value
                                  ---------- ----------- ---------- -----------
Financial liabilities
  Notes payable and long term debt  $174,039    $172,773   $118,391    $128,401
  Foreign currency contracts              36          36          0        (143)


     The carrying amount of cash, accounts, notes and leases receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

     The estimated fair value of existing notes payable and long-term debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

     The estimated fair value of foreign currency contracts (used for hedging purposes) has been determined as the difference between the current spot rate and the contract rate multiplied by the notional amount of the contract.

(17) SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:

                                                1994        1995        1996
                                              --------    --------    --------
      Current assets                          $ 56,265    $132,380    $140,335
      Total assets                              85,524     263,796     265,348
      Current liabilities                       13,388      41,767      37,673
      Stockholder's equity                       7,253       5,198      68,718
      Net sales                                101,114     189,805     257,903
      Gross profit                              31,661      50,218      84,235
      Net income (loss)                          2,922      (2,074)      2,988

(18) SUMMARY OF MERGER AND GUARANTEES

     On May 25, 1995, Selmer acquired Steinway pursuant to an Agreement and
Plan of Merger dated as of April 11, 1995. The total purchase price of approximately $104 million, including fees and expenses, was funded by Selmer's issuance of $105 million of 11% Senior Subordinated Notes due 2005 and available cash balances of the Company.

     The following pro forma financial information gives effect to the acquisition as if it had occurred as of January 1, 1994:


                                            Year Ended December 31,
                                            -----------------------
                                               1994         1995
                                            ----------   ----------
   Net sales                                 $215,097     $233,731
   Net loss                                    (8,141)         (89)
   Net loss per share                          ($5.43)       ($.06)

     Selmer's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Company as Parent (the "Guarantor Parent"), and by Steinway and certain wholly-owned subsidiaries of Steinway, each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor" (the "Guarantor Subsidiaries"). These subsidiaries, together with the operating divisions of Selmer, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries, which do not guarantee the Notes, represent foreign operations (the "Non Guarantor Subsidiaries").

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

                             STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                              DECEMBER 31, 1995
                                            (DOLLARS IN THOUSANDS)

                                                                                            Non
                                                   Guarantor    Issuer     Guarantor      Guarantor
                                                    Parent     of Notes   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                   ---------   --------   ------------   ------------   ------------  ------------
ASSETS
Current assets:
   Cash                                             $    -     $    361     $  1,626        $ 1,719      $       -      $  3,706
   Accounts, notes and leases receivable, net                    25,700        7,504          8,656                       41,860
   Inventories                                                   28,511       23,954         26,975           (377)       79,063
   Prepaid expenses and other current assets                      1,108        1,006            944                        3,058
   Deferred tax asset                                               700        1,888          2,105                        4,693
                                                   ---------   --------   ------------   ------------   ------------  ------------
Total current assets                                     -       56,380       35,978         40,399           (377)      132,380

Property, plant and equipment, net                               14,642       28,077         21,413                       64,132
Investment in subsidiaries                           7,335      105,630       30,521            177       (143,663)            -
Intercompany                                           630        1,576        2,523                        (4,729)            -
Other assets, net                                                 4,070       17,888         11,469         (1,313)       32,114
Cost in excess of fair value
    of net assets acquired, net                                  10,179       12,079         12,912                       35,170
                                                   ---------   --------   ------------   ------------   ------------  ------------
TOTAL ASSETS                                        $7,965     $192,477     $127,066        $86,370      $(150,082)     $263,796
                                                   ---------   --------   ------------   ------------   ------------  ------------
                                                   ---------   --------   ------------   ------------   ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current
  portion of long-term debt                         $    -     $    250     $      -        $ 2,056      $       -      $  2,306
 Accounts payable                                                 3,085        2,994          2,093                        8,172
 Other current liabilities                                       10,019        6,576         14,694                       31,289
                                                   ---------   --------   ------------   ------------   ------------  ------------
Total current liabilities                                -       13,354        9,570         18,843              -        41,767

Long-term debt                                                  165,355        1,648          4,730                      171,733
Intercompany                                                        630       80,000          4,099        (84,729)            -
Deferred taxes                                                      880       13,565         15,007                       29,452
Non-current pension liability                                     2,206                      14,123         (1,313)       15,016
                                                   ---------   --------   ------------   ------------   ------------  ------------
Total liabilities                                        -      182,425      104,783         56,802        (86,042)      257,968

Stockholders' equity                                 7,965       10,052       22,283         29,568        (64,040)        5,828
                                                   ---------   --------   ------------   ------------   ------------  ------------
Total                                               $7,965     $192,477     $127,066        $86,370      $(150,082)     $263,796
                                                   ---------   --------   ------------   ------------   ------------  ------------
                                                   ---------   --------   ------------   ------------   ------------  ------------

                             STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                              DECEMBER 31, 1995
                                            (DOLLARS IN THOUSANDS)

                                                                                   Non
                                          Guarantor    Issuer     Guarantor      Guarantor
                                           Parent     of Notes   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                          ---------   --------   ------------   ------------   ------------  ------------
Net sales                                             $106,498     $ 45,961       $ 41,536       $ (4,190)     $189,805
Cost of sales                                           73,787       37,003         32,923         (4,126)      139,587
                                                      --------   ------------   ------------   ------------  ------------
Gross profit                                            32,711        8,958          8,613            (64)       50,218

Operating expenses:
 Sales and marketing                                    11,172        5,911          4,078           (160)       21,001
 Provision for doubtful accounts                           566           47            184                          797
 General and administrative                              5,332        2,805          3,475                       11,612
 Amortization                                              864        1,234            943                        3,041
 Other expense                                             466         (188)           227            160           665
                                                      --------   ------------   ------------   ------------  ------------
Total operating expenses                                18,400        9,809          8,907              -        37,116
                                                      --------   ------------   ------------   ------------  ------------
Earnings (loss) from operations                         14,311         (851)          (294)           (64)       13,102

Other (income) expense:
 Other income                                           (5,817)           -            (89)          5,323         (583)
 Interest expense                                       14,406        5,210            630          (5,323)      14,923
                                                      --------   ------------   ------------   ------------  ------------
Other expense, net                                       8,589        5,210            541               -       14,340
                                                      --------   ------------   ------------   ------------  ------------
Income (loss) before income taxes                        5,722       (6,061)          (835)            (64)      (1,238)

Provision for (benefit of) income taxes                  2,530       (2,014)           320                          836
                                                      --------   ------------   ------------   ------------  ------------
Net income (loss)                                     $  3,192      $(4,047)       $(1,155)           $(64)     $(2,074)
                                                      --------   ------------   ------------   ------------  ------------
                                                      --------   ------------   ------------   ------------  ------------

                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31, 1995
                                (DOLLARS IN THOUSANDS)


                                                                                            Non
                                                 Guarantor    Issuer       Guarantor      Guarantor
                                                   Parent    of Notes     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 --------- -----------  --------------- -------------- -------------- -------------
Cash flows from operating activities
 Net income (loss)                               $     -    $   3,192     $   (4,047)     $  (1,155)     $     (64)    $ (2,074)
 Adjustments to reconcile net income (loss)
 to cash flows from operating activities:
  Depreciation and amortization                                 3,146          2,650          1,943                       7,739
  Provision for doubtful accounts                                 566            -              200                         766
  Amortization of senior note discount                            277            -               -                          277
  Deferred tax provision (benefit)                                780         (2,785)        (3,078)                     (5,083)
  Other                                                            52             71            (30)                         93
  Changes in operating assets and liabilities:
   Accounts, notes and leases receivable                       (1,443)        (1,100)        (1,629)                     (4,172)
   Inventories                                                 (2,475)         6,438          3,637             64        7,664
   Prepaid expense and other current assets                      (120)          (587)             6                        (701)
   Accounts payable                                               596            323            435                       1,354
   Accrued expenses                                              (404)          (738)         1,942                         800
                                                 --------- -----------  --------------- -------------- -------------- -------------
Net cash flows from operating activities               -        4,167            225          2,271              -        6,663

Cash flows from investing activities
 Capital expenditures                                          (1,639)          (810)          (713)                     (3,162)
 Proceeds from disposals of fixed assets                            3             11             37                          51
 Changes in other assets                                       (1,196)          (255)          (350)                     (1,801)
 Acquisition of Steinway Musical Properties,
  Inc. (net of cash acquired)                                (104,461)         1,548            123                    (102,790)
                                                 --------- -----------  --------------- -------------- -------------- -------------
Net cash flows from investing activities               -     (107,293)           494           (903)             -     (107,702)

Cash flows from financing activities
 Borrowing under line of credit agreement                     105,187         42,441            365                     147,993
 Repayments under line of credit agreement                   (106,915)       (41,571)                                  (148,486)
 Proceeds from issuance of long-term debt                     110,000                                                   110,000
 Proceeds from issuance of stock                      630                                                                   630
 Repayments of long-term debt                                  (5,000)                         (772)                     (5,772)
 Intercompany dividends                                                        1,500         (1,500)                         -
 Intercompany                                        (630)        222         (1,463)         1,871                          -
                                                 --------- -----------  --------------- -------------- -------------- -------------
Net cash flows from financing activities               -      103,494            907            (36)             -      104,365

Effect of exchange rate changes on cash                                                          -

Increase (decrease) in cash                            -          368          1,626          1,332              -        3,326
Cash, beginning of year                                            (7)            -             387                         380
                                                 --------- -----------  --------------- -------------- -------------- -------------

Cash, end of year                                $     -   $      361       $  1,626       $  1,719      $       -     $  3,706
                                                 --------- -----------  --------------- -------------- -------------- -------------
                                                 --------- -----------  --------------- -------------- -------------- -------------


                 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATING BALANCE SHEETS
                                  DECEMBER 31, 1996
                                (DOLLARS IN THOUSANDS)




                                                                                            Non
                                                 Guarantor    Issuer       Guarantor      Guarantor
                                                   Parent    of Notes     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 --------- -----------  --------------- -------------- -------------- -------------
ASSETS
Current assets:
 Cash                                            $     18  $   (350)    $   2,220       $   1,389      $          -   $   3,277
 Accounts, notes and leases receivable, net                  29,711         5,797          10,055                        45,563
 Inventories                                                 34,707        25,321          23,391              (469)     82,950
 Prepaid expenses and other current assets                    1,460         1,090             317                         2,867
 Deferred tax asset                                             700         2,024           2,972                         5,696
                                                 --------- -----------  --------------- -------------- -------------- -------------
Total current assets                                   18    66,228        36,452          38,124              (469)    140,353

Property, plant and equipment, net                           15,103        27,509          19,489                        62,101
Investment in subsidiaries                         69,643   167,938        34,242             178          (272,001)          -
Intercompany                                                  1,272                                          (1,272)          -
Other assets, net                                             1,976        16,139           9,489            (1,313)     26,291
Cost in excess of fair value
  of net assets acquired, net                                 9,908        11,773          14,940                        36,621
                                                 --------- -----------  --------------- -------------- -------------- -------------



TOTAL ASSETS                                     $ 69,661  $262,425     $ 126,115       $  82,220      $   (275,055)  $ 265,366
                                                 --------- -----------  --------------- -------------- -------------- -------------
                                                 --------- -----------  --------------- -------------- -------------- -------------



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current
  portion of long-term debt                      $      -  $       -    $       -       $   2,354      $          -   $   2,354
 Accounts payable                                              2,749        2,579           1,125                         6,453
 Other current liabilities                             47     10,301        8,963          10,194              (592)     28,913
                                                 --------- -----------  --------------- -------------- -------------- -------------
Total current liabilities                              47     13,050       11,542          13,673              (592)     37,720


Long-term debt                                               110,000        2,573           3,464                       116,037
Intercompany                                          811     63,853      (66,434)          3,042            (1,272)          -
Deferred taxes                                                 1,165       11,706          17,132                        30,003
Non-current pension liability                                    721                       13,728              (721)     13,728
                                                 --------- -----------  --------------- -------------- -------------- -------------
Total liabilities                                     858    188,789      (40,613)         51,039            (2,585)    197,488


Stockholders' equity                               68,803     73,636      166,728          31,181          (272,470)     67,878
                                                 --------- -----------  --------------- -------------- -------------- -------------

Total                                            $ 69,661  $ 262,425    $ 126,115       $  82,220      $   (275,055)  $ 265,366
                                                 --------- -----------  --------------- -------------- -------------- -------------
                                                 --------- -----------  --------------- -------------- -------------- -------------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                                                         Non
                                         Guarantor        Issuer       Guarantor      Guarantor
                                          Parent         of Notes    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                       -------------  -------------  -------------  -------------  -------------  -------------
Net sales                              $         -    $   119,472    $    81,418    $    62,628    $    (5,615)   $   257,903
Cost of sales                                              78,885         57,301         43,005         (5,523)       173,668
                                       -------------  -------------  -------------  -------------  -------------  -------------

Gross profit                                     -         40,587         24,117         19,623            (92)        84,235

Operating expenses:
  Sales and marketing                                      12,312         10,246          6,820           (172)        29,206
  Provision for doubtful accounts                             600            103             57                           760
  General and administrative                   135          6,113          5,733          4,382                        16,363
  Amortization                                                727          2,070          1,591                         4,388
  Other expense                                               211           (638)           753            172            498
                                       -------------  -------------  -------------  -------------  -------------  -------------
Total operating expenses                       135         19,963         17,514         13,603              -         51,215
                                       -------------  -------------  -------------  -------------  -------------  -------------

Earnings (loss) from operations               (135)        20,624          6,603          6,020            (92)        33,020

Other (income) expense:
  Other income                                (244)        (8,888)        (2,481)           (78)        10,928           (763)
  Interest expense                                         19,257          8,904            637        (10,928)        17,870
                                       -------------  -------------  -------------  -------------  -------------  -------------
Other expense, net                            (244)        10,369          6,423            559              -         17,107
                                       -------------  -------------  -------------  -------------  -------------  -------------
Income before income taxes                     109         10,255            180          5,461            (92)        15,913

Provision for income taxes                      44          4,611             43          3,794                         8,492
                                       -------------  -------------  -------------  -------------  -------------  -------------

Net income before extraordinary item            65          5,644            137          1,667            (92)         7,421

Extraordinary item                                          4,368                                                       4,368
                                       -------------  -------------  -------------  -------------  -------------  -------------
Net income                             $        65    $     1,276    $       137    $     1,667    $       (92)   $     3,053
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------  -------------


              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                           YEAR ENDED DECEMBER 31, 1996
                              (DOLLARS IN THOUSANDS)


                                                                                         Non
                                         Guarantor        Issuer       Guarantor      Guarantor
                                          Parent         of Notes    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                       -------------  -------------  -------------  -------------  -------------  -------------
Cash flows from operating activities

  Net income (loss)                    $        65    $     1,276    $       137    $     1,667    $       (92)   $     3,053
  Adjustments to reconcile net
    income (loss) to cash flows from
    operating activities:
      Depreciation and amortization                         3,205          4,554          3,211                        10,970
      Provision for doubtful accounts                         600            103             57                           760
      Amortization of senior note
        discount                                              213              -              -                           213
      Deferred tax provision (benefit)                        285         (1,417)        (1,991)                       (3,123)
      Early extinguishment of debt                          4,368              -              -                         4,368
      Other                                                    78              -            (17)                           61
      Changes in operating assets
         and liabilities:
       Accounts, notes and leases
         receivable                                        (4,611)         1,604         (1,599)                       (4,606)
       Inventories                                         (6,196)        (1,451)         1,769             92         (5,786)
       Prepaid expense and other
         current assets                                      (352)           (71)           296                          (127)
       Accounts payable                                      (336)          (416)          (960)                       (1,712)
       Accrued expenses                         47          2,198          1,810         (2,199)                        1,856
                                       -------------  -------------  -------------  -------------  -------------  -------------
Net cash flows from operating
  activities                                   112            728          4,853            234              -          5,927

Cash flows from investing activities
  Capital expenditures                                     (3,044)        (1,832)          (323)                       (5,199)
  Proceeds from disposals of
    fixed assets                                               28              -             23                            51
  Changes in other assets                                     (63)           (28)           200                           109
                                       -------------  -------------  -------------  -------------  -------------  -------------
Net cash flows from investing
  activities                                     -         (3,079)        (1,860)          (100)             -         (5,039)

Cash flows from financing activities
  Borrowing under line of
    credit agreement                                      113,728         81,160            334                       195,222
  Repayments under line of
    credit agreement                                     (116,519)       (80,235)                                    (196,754)
  Proceeds from issuance of
    long-term debt                                                                        4,717                         4,717
  Proceeds from issuance of stock           60,773                                                                     60,773
  Repayments of long-term debt                            (59,096)                       (5,727)                      (64,823)
  Intercompany dividends                                                   2,000         (2,000)                            -
  Intercompany                             (60,867)        63,527         (5,324)         2,664                             -
                                       -------------  -------------  -------------  -------------  -------------  -------------
Net cash flows from financing
  activities                                   (94)         1,640         (2,399)           (12)             -           (865)

Effect of exchange rate changes
  on cash                                        -              -              -           (452)                         (452)

Increase (decrease) in cash                     18           (711)           594           (330)             -           (429)
Cash, beginning of year                          -            361          1,626          1,719                         3,706
                                       -------------  -------------  -------------  -------------  -------------  -------------

Cash, end of year                      $        18    $      (350)   $     2,220    $     1,389    $         -    $     3,277
                                       -------------  -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------  -------------


(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited results of operations (in thousands except per share data) for the years ended December 31, 1995 and 1996.

                                     Year Ended December 31, 1995
                          ---------------------------------------------------
                            First        Second         Third        Fourth
                           Quarter       Quarter       Quarter       Quarter
                          ---------     ---------     ---------     ---------
Net sales                 $  31,880     $  39,834     $  59,223     $  58,868
Net income (loss)         $   1,948     $    (239)    $  (2,970)    $    (813)
Net income (loss) per
 common share             $     .34     $    (.16)    $   (1.98)    $    (.51)

Weighted average
 common and common
 share equivalents        5,660,000     1,499,900     1,499,900     1,598,950





                                     Year Ended December 31, 1996
                          ---------------------------------------------------
                            First        Second         Third        Fourth
                           Quarter       Quarter       Quarter       Quarter
                          ---------     ---------     ---------     ---------
Net sales                 $  69,049     $  64,367     $  61,460     $  63,027
Net income before
  extraordinary item      $   1,581     $   1,710     $   1,200     $   2,930
Extraordinary item                                       (4,368)
                          ---------     ---------     ---------     ---------
Net income (loss)         $   1,581     $   1,710     $  (3,168)    $   2,930

Net income (loss) per
  common share

  Net income before
    extraordinary item    $     .27     $     .29     $     .14     $     .31
  Extraordinary item                                       (.52)
                          ---------     ---------     ---------     ---------
  Net income (loss)       $     .27     $     .29     $    (.38)    $     .31

Weighted average
  common and common
  share equivalents       5,957,127     5,957,127     8,337,127     9,422,937

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11   EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                   PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) The following documents are filed as a part of this report:

                                                             SEQUENTIAL
   (1) FINANCIAL STATEMENTS                                  PAGE NUMBER
       --------------------                                  -----------

       Independent Auditors' Report                               18
       Consolidated Balance Sheets as of December 31,
         1995 and 1996                                            19
       Consolidated Statements of Operations for the
         Years Ended December 31, 1994, 1995 and 1996             20
       Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 1994, 1995
         and 1996                                                 21
       Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1994, 1995 and 1996             22
       Notes to Consolidated Financial Statements                 23

   (3) EXHIBITS: The Exhibits listed below are filed as part of, or incorporated by reference into this Report.

   Exhibit                                                         Sequential
     No.                         Description                       Page Number
   -------                       -----------                       -----------

     3.1    Restated Certificate of Incorporation of Registrant
     3.2    Bylaws of Registrant  (6)
     3.3    Amendment No. 1 to Bylaws of Registrant  (6)
     4.1 Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of May 25, 1995, by and between The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and BNY Financial Corporation, including a list of Exhibits and Schedules thereto (5)
     4.2 First Amendment, Consent, Waiver and Agreement, dated as of December 31, 1996, to the Existing Credit Agreement, by and among The Selmer Company, Inc., Steinway, Inc., Steinway Musical Instruments, Inc., Steinway Musical Properties, Inc., Boston Piano Company, Inc., The SMI Trust, S&B Retail, Inc. and BNY Financial Corporation
     4.3 Second Amendment, dated as of January 1, 1997, to the Credit Agreement, by and among The Selmer Company, Inc., Steinway, Inc., Steinway Musical Instruments, Inc., Boston Piano Company, Inc., The SMI Trust, S&B Retail, Inc. and BNY Financial Corporation
     4.4 Third Amendment, Consent, Waiver and Agreement, dated as of January 31, 1997, to the Existing Credit Agreement, by and among The Selmer Company, Inc., Steinway, Inc., Steinway Musical Instruments, Inc., Boston Piano Company, Inc., The SMI Trust,

               S&B Retail, Inc., Emerson Musical Instruments, Inc., The Steinway Piano Company, Inc., and BNY Financial Corporation
         4.5 Registration Rights Agreement, dated as of August 9, 1993, among Selmer Industries, Inc. and the purchasers of certain equity securities (1)
         4.6 Indenture, dated as of May 25, 1995, among The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and American Bank National Association, as trustee, including the forms of Notes and the Guarantee thereon (4)
         4.7 Exchange Registration Rights agreement, dated as of May 25, 1995, by and among The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and Donaldson, Lufkin & Jenrette Corporation (4)
         10.1 Employment Agreement, dated as of June 22, 1993, between The Selmer Company, Inc. and Thomas Burzycki (1)
         10.2 Employment Agreement, dated as of December 17, 1996, between The Selmer Company, Inc. and Michael R. Vickrey
         10.3 Employment Agreement, dated May 8, 1989, between Steinway Musical Properties, Inc. and Thomas Kurrer (5)
         10.4 Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Bruce Stevens (5)
         10.5 Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens
         10.6 Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Dennis Hanson (5)
         10.7 Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson
         10.8 Agreement, dated as of August 1996, between the Registrant, Kirkland Messina Inc., and Dana Messina (6)
         10.9 Agreement, dated as of August 1996, between the Registrant, Kirkland Messina Inc., and Kyle Kirkland (6)
         10.10 Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips Electronics North American Corporation (1)
         10.11 Master Note Purchase and Repurchase Agreement, dated December 4, 1994, by and between Textron Financial Corporation and The Selmer Company, Inc. (3)
         10.12 Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
         10.13 1996 Stock Plan of the Registrant  (6)
         10.14 Form of Noncompete Agreement dated July 1996 between Steinway Musical Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (7)
         12.1 Statement re: computation of earnings to fixed charge coverage ratio
         21.1  List of Subsidiaries of the Registrants
         23.1  Consent of Deloitte & Touche LLP
         27.1  Steinway Musical Instruments, Inc. - Financial Data Schedule

         27.2  The Selmer Company, Inc. - Financial Data Schedule

___________________

         (1) Previously filed with the Commission on February 8, 1994 as an exhibit to the Registrant's Registration Statement on Form S-1.

         (2) Previously filed with the Commission on April 28, 1994 as an exhibit to the Registrant's Amendment No. 1 to Registration Statement on Form S-1.

         (3) Previously filed with the Commission on March 30, 1995, as an exhibit to the Registrant's Annual Report on Form 10-K.

         (4) Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant's Current Report on Form 8-K.

         (5) Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant's Registration Statement on Form S-4.

         (6) Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant's Registration Statement on Form S-1.

         (7) Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-1.


(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ending December 31, 1996.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STEINWAY MUSICAL INSTRUMENTS, INC.


March 27, 1997                         By  /s/  Dana D. Messina
--------------                            --------------------------------
   (Date)                                       Dana D. Messina


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                               Title
    ---------                               ------

   /s/  Dana D. Messina         Director and Chief Executive Officer      March 27, 1997
-----------------------------   (Principal Executive Officer)
        Dana D. Messina


   /s/  Dennis M. Hanson        Chief Financial Officer                   March 27, 1997
-----------------------------   (Principal Financial Officer)
        Dennis M. Hanson


  /s/  Michael R. Vickrey       Executive Vice President                  March 27, 1997
-----------------------------   (Principal Accounting Officer)
       Michael R. Vickrey


  /s/  Kyle R. Kirkland         Chairman of the Board                     March 27, 1997
-----------------------------
       Kyle R. Kirkland


  /s/  Thomas T. Burzycki       Director                                  March 27, 1997
-----------------------------
       Thomas T. Burzycki


  /s/  Bruce Stevens            Director                                  March 27, 1997
-----------------------------
       Bruce Stevens


  /s/  Peter McMillan           Director                                  March 27, 1997
-----------------------------
       Peter McMillan


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE SELMER COMPANY, INC.

March 27, 1997                         By  /s/  Dana D. Messina
--------------                            --------------------------------
   (Date)                                       Dana D. Messina


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                               Title
    ---------                               ------

  /s/  Thomas Burzycki          Director, President and                   March 27, 1997
-----------------------------   Chief Executive Officer
       Thomas Burzycki          (Principal Executive Officer)


  /s/  Michael R. Vickrey       Executive Vice President                  March 27, 1997
-----------------------------   and Chief Financial Officer
       Michael R. Vickrey       (Principal Financial and
                                 Accounting Officer)


  /s/  Kyle R. Kirkland         Director                                  March 27, 1997
-----------------------------
       Kyle R. Kirkland



    /s/  Dana D. Messina        Director                                  March 27, 1997
-----------------------------
         Dana D. Messina
