Form 10-Q
period 1997-03-29
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1997-05-13
CIK 911583, 918904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

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

         800 South Street, Suite 425
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

Number of shares of Common Stock issued and outstanding as of April 30, 1997:
                         Class A           477,953
                         Ordinary        8,944,984
                                         ---------
                         Total           9,422,937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
             March 29, 1997 and December 31, 1996. . . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Operations
             Three months ended March 29, 1997 and March 30, 1996. . . . . . .4

          Condensed Consolidated Statements of Cash Flows
             Three months ended March 29, 1997 and March 30, 1996. . . . . . .5

          Notes to Condensed Consolidated Financial Statements . . . . . . . .6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . 11


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 13

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              MARCH 29,     DECEMBER 31,
                                                                                1997            1996
                                                                            ------------    ------------
ASSETS
Current assets:
  Cash                                                                      $     2,845     $     3,277
  Accounts, notes and leases receivable, net of allowance for
    bad debts of $7,686 and $7,120 in 1997 and 1996, respectively                49,580          45,563
  Inventories                                                                    81,976          82,950
  Prepaid expenses and other current assets                                       4,761           2,867
  Deferred tax asset                                                              5,485           5,696
                                                                            ------------    ------------
Total current assets                                                            144,647         140,353

Property, plant and equipment, net of accumulated depreciation of
    $15,307 and $13,904 in 1997 and 1996, respectively                           59,822          62,101
Other assets, net                                                                24,631          26,291
Cost in excess of fair value of net assets acquired, net of accumulated
    amortization of $2,087 and $1,894 in 1997 and 1996, respectively             35,149          36,621
                                                                            ------------    ------------

TOTAL ASSETS                                                                $   264,249     $   265,366
                                                                            ------------    ------------
                                                                            ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt                       $     2,400     $     2,354
  Accounts payable                                                                5,838           6,453
  Other current liabilities                                                      30,580          28,913
                                                                            ------------    ------------
Total current liabilities                                                        38,818          37,720

Long-term debt                                                                  115,805         116,037
Deferred taxes                                                                   28,131          30,003
Non-current pension liability                                                    12,849          13,728
                                                                            ------------    ------------
Total liabilities                                                               195,603         197,488

Commitments and Contingencies

Stockholders' equity:
  Common stock                                                                        9               9
  Additional paid in capital                                                     68,729          68,729
  Retained earnings                                                               4,230             792
  Accumulated translation adjustment                                             (4,322)         (1,652)
                                                                            ------------    ------------
    Total stockholders' equity                                                   68,646          67,878
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   264,249     $   265,366
                                                                            ------------    ------------
                                                                            ------------    ------------


See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                      -------------------------
                                                       March 29,      March 30,
                                                         1997           1996
                                                      ----------     ----------

Net sales                                             $   73,726     $   69,049
Cost of sales                                             50,105         47,329
                                                      ----------     ----------

Gross profit                                              23,621         21,720

Operating Expenses:
  Sales and marketing                                      8,620          8,272
  Provision for doubtful accounts                            201            229
  General and administrative                               4,253          3,931
  Amortization                                               984          1,100
  Other expense                                              154             81
                                                      ----------     ----------
Total Operating Expenses                                  14,212         13,613
                                                      ----------     ----------

Earnings from operations                                   9,409          8,107

Interest expense, net                                      3,039          4,660
                                                      ----------     ----------

Income before income taxes                                 6,370          3,447

Provision for income taxes                                 2,932          1,866
                                                      ----------     ----------

Net income                                            $    3,438     $    1,581
                                                      ----------     ----------
                                                      ----------     ----------

Net income per share                                  $      .36     $      .27
                                                      ----------     ----------
                                                      ----------     ----------

Weighted average common and
  common equivalent shares outstanding                 9,422,937      5,957,127
                                                      ----------     ----------
                                                      ----------     ----------


See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                      -------------------------
                                                       March 29,      March 30,
                                                         1997           1996
                                                      ----------     ----------
Cash flows from operating activities
  Net income                                          $    3,438     $    1,581
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization                          2,687          2,773
    Deferred tax benefit                                    (576)          (582)
    Other                                                    196            252
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable               (4,446)        (5,274)
      Inventories                                            419          1,959
      Prepaid expense and other current assets               (41)          (200)
      Accounts payable                                      (553)        (3,408)
      Accrued expenses                                     2,424          3,815
                                                      ----------     ----------
    Net cash flows from operating activities               3,548            916

Cash flows from investing activities
  Capital expenditures                                      (849)          (706)
  Proceeds from disposals of fixed assets                     33             12
  Acquisition of Emerson Musical Instruments, Inc.
    (net of cash acquired)                                (1,606)
  Changes in other assets                                 (1,819)           595
                                                      ----------     ----------
    Net cash flows from investing activities              (4,241)           (99)

Cash flows from financing activities
  Net borrowings (repayments)
    under line of credit agreement                           492         (1,973)
  Repayments of long-term debt                              (231)          (269)
                                                      ----------     ----------
    Net cash flows from financing activities                 261         (2,242)

Effect of foreign exchange rate changes on cash                -           (135)
                                                      ----------     ----------

Decrease in cash                                            (432)        (1,560)
Cash, beginning of period                                  3,277          3,706
                                                      ----------     ----------

Cash, end of period                                   $    2,845     $    2,146
                                                      ----------     ----------
                                                      ----------     ----------
Supplemental Cash Flow Information
  Interest paid                                       $      171     $      189
                                                      ----------     ----------
                                                      ----------     ----------
  Taxes paid                                          $    1,742     $    1,258
                                                      ----------     ----------
                                                      ----------     ----------


See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the three months ended March 29, 1997 and March 30, 1996 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1996, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three months ended March 29, 1997 are not necessarily indicative of the results which may be expected for the entire year.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly-owned subsidiaries, including The Selmer Company, Inc. ("Selmer") and The Steinway Piano Company, Inc. ("Steinway"). Significant intercompany balances have been eliminated in consolidation.

     RECLASSIFICATIONS - Certain reclassifications of 1996 amounts have been made to conform to the financial statement classification adopted in 1997.


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

(4)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:


                                                           Three Months Ended
                               March 29,   December 31,   March 29,   March 30,
                                 1997          1996         1997        1996
                               ---------   ------------   ---------   ---------

Current assets                 $ 142,040     $ 140,335
Total assets                     261,311       265,348
Current liabilities               41,749        37,673
Stockholder's equity              69,578        68,718
Total revenues                                            $  73,035  $  69,049
Gross profit                                                 23,520     21,720
Net income                                                    3,530      1,581

(5)  SUMMARY OF MERGER AND GUARANTEES

     The acquisition of Steinway in May 1995 was funded by Selmer's issuance of $105 million of 11% Senior Subordinated Notes due 2005 and available cash balances of the Company. Selmer's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Company as Parent (the "Guarantor Parent"), and by Steinway and certain direct and indirect wholly-owned subsidiaries of the Company, each a "Guarantor" (the "Guarantor Subsidiaries"). These subsidiaries, together with the operating divisions of Selmer, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries, which do not guarantee the Notes, represent foreign operations (the "Non Guarantor Subsidiaries").

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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 29, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Non
                                                   Guarantor     Issuer      Guarantor     Guarantor
                                                    Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                   ---------    ---------   ------------  ------------  ------------  ------------
ASSETS
Current assets:
  Cash                                             $      -     $     (94)    $   1,231     $   1,708     $      -      $   2,845
  Accounts, notes and leases receivable, net                       35,981         6,932         6,667                      49,580
  Inventories                                                      29,794        29,896        22,776          (490)       81,976
  Prepaid expenses and other current assets              839        1,338           197         2,387                       4,761
  Deferred tax asset                                                  700         2,024         3,734          (973)        5,485
                                                   ---------    ---------     ---------     ---------     ---------     ---------
Total current assets                                     839       67,719        40,280        37,272        (1,463)      144,647

Property, plant and equipment, net                        74       14,808        27,397        17,543                      59,822
Investment in subsidiaries                            71,143      168,557        30,698                    (270,398)           -
Other assets, net                                        613        1,647        15,143         8,541        (1,313)       24,631
Cost in excess of fair value
  of net assets acquired, net                                       9,841        11,696        13,612                      35,149
                                                   ---------    ---------     ---------     ---------     ---------     ---------

TOTAL ASSETS                                       $  72,669    $ 262,572     $ 125,214     $  76,968     $(273,174)    $ 264,249
                                                   ---------    ---------     ---------     ---------     ---------     ---------
                                                   ---------    ---------     ---------     ---------     ---------     ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current
    portion of long-term debt                      $      -     $      -      $      -      $   2,400     $      -      $   2,400
  Accounts payable                                       106        2,884         1,592         1,256                       5,838
  Other current liabilities                           (3,230)      12,154        12,665        10,573        (1,582)       30,580
                                                   ---------    ---------     ---------     ---------     ---------     ---------
Total current liabilities                             (3,124)      15,038        14,257        14,229        (1,582)       38,818

Long-term debt                                           126      107,790         4,939         2,950                     115,805
Intercompany                                           6,958       55,547       (64,945)        2,440                          -
Deferred taxes                                                      1,165        11,461        15,505                      28,131
Non-current pension liability                                         721                      12,849          (721)       12,849
                                                   ---------    ---------     ---------     ---------     ---------     ---------
Total liabilities                                      3,960      180,261       (34,288)       47,973        (2,303)      195,603

Stockholders' equity                                  68,709       82,311       159,502        28,995      (270,871)       68,646
                                                   ---------    ---------     ---------     ---------     ---------     ---------

Total                                              $  72,669    $ 262,572     $ 125,214     $  76,968     $(273,174)    $ 264,249
                                                   ---------    ---------     ---------     ---------     ---------     ---------
                                                   ---------    ---------     ---------     ---------     ---------     ---------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 29, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Non
                                                   Guarantor     Issuer      Guarantor     Guarantor
                                                    Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                   ---------    ---------   ------------  ------------  ------------  ------------
Net sales                                          $      -     $  40,439     $  21,653     $  12,971     $  (1,337)    $  73,726
Cost of sales                                                      27,213        15,109         9,099        (1,316)       50,105
                                                   ---------    ---------     ---------     ---------     ---------     ---------

Gross profit                                              -        13,226         6,544         3,872           (21)       23,621

Operating expenses:
  Sales and marketing                                               4,121         2,767         1,761           (29)        8,620
  Provision for doubtful accounts                                     150            33            18                         201
  General and administrative                             665        1,559           932         1,097                       4,253
  Amortization                                                        115           518           351                         984
  Other (income) expense                                (521)          47           428           171            29           154
                                                   ---------    ---------     ---------     ---------     ---------     ---------
Total operating expenses                                 144        5,992         4,678         3,398            -         14,212
                                                   ---------    ---------     ---------     ---------     ---------     ---------

Earnings (loss) from operations                         (144)       7,234         1,866           474           (21)        9,409

Interest (income) expense:
  Interest income                                                    (132)       (3,876)          (22)        3,872          (158)
  Interest expense                                                  4,707         2,230           132        (3,872)        3,197
                                                   ---------    ---------     ---------     ---------     ---------     ---------
Interest expense, net                                     -         4,575        (1,646)          110            -          3,039
                                                   ---------    ---------     ---------     ---------     ---------     ---------

Income (loss) before income taxes                       (144)       2,659         3,512           364           (21)        6,370

Provision for (benefit of) income taxes                  (50)       1,187         1,491           321           (17)        2,932
                                                   ---------    ---------     ---------     ---------     ---------     ---------

Net income (loss)                                  $     (94)   $   1,472     $   2,021     $      43     $      (4)    $   3,438
                                                   ---------    ---------     ---------     ---------     ---------     ---------
                                                   ---------    ---------     ---------     ---------     ---------     ---------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 29, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              Non
                                                   Guarantor     Issuer      Guarantor     Guarantor
                                                    Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                   ---------    ---------   ------------  ------------  ------------  ------------
Cash flows from operating activities
  Net income (loss)                                $     (94)   $   1,472     $   2,021     $      43     $      (4)    $   3,438
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                          6          777         1,174           730                       2,687
    Deferred tax benefit                                                           (244)         (332)                       (576)
    Other                                                             150            33            13                         196
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable               25       (6,420)         (793)        2,742                      (4,446)
      Inventories                                                   4,913        (3,338)       (1,177)           21           419
      Prepaid expense and other current assets          (619)         122           692          (236)                        (41)
      Accounts payable                                    68          135          (982)          226                        (553)
      Accrued expenses                                (4,028)       1,854         4,185           430           (17)        2,424
                                                   ---------    ---------     ---------     ---------     ---------     ---------
Net cash flows from operating activities              (4,642)       3,003         2,748         2,439                       3,548

Cash flows from investing activities
  Capital expenditures                                   (10)        (368)         (367)         (104)                       (849)
  Proceeds from disposals of fixed assets                                             9            24                          33
  Acquisition of Emerson Musical
    Instruments, Inc. (net of cash acquired)          (1,730)                       124                                    (1,606)
  Changes in other assets                                 (4)        (338)          (60)       (1,417)                     (1,819)
                                                   ---------    ---------     ---------     ---------     ---------     ---------
Net cash flows from investing activities              (1,744)        (706)         (294)       (1,497)           -         (4,241)

Cash flows from financing activities
  Net borrowings (repayments) under
    line of credit agreement                              (9)      (2,210)        2,501           210                         492
  Repayments of long-term debt                                                                   (231)                       (231)
  Intercompany dividend                                             7,203        (7,203)                                       -
  Intercompany                                         6,377       (7,034)        1,259          (602)                         -
                                                   ---------    ---------     ---------     ---------     ---------     ---------
Net cash flows from financing activities               6,368       (2,041)       (3,443)         (623)           -            261

Effect of exchange rate changes on cash                   -            -             -             -             -             -

Increase (decrease) in cash                              (18)         256          (989)          319            -           (432)
Cash, beginning of period                                 18         (350)        2,220         1,389            -          3,277
                                                   ---------    ---------     ---------     ---------     ---------     ---------

Cash, end of period                                $       -    $     (94)    $   1,231     $   1,708     $      -      $   2,845
                                                   ---------    ---------     ---------     ---------     ---------     ---------
                                                   ---------    ---------     ---------     ---------     ---------     ---------

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS) (UNAUDITED)


INTRODUCTION

     The Company, through its subsidiaries Steinway and Selmer, is one of the world's leading manufacturers of musical instruments. In January 1997, the Company acquired Emerson Musical Instruments, Inc. ("Emerson"), a manufacturer of flutes and piccolos, for approximately $2.0 million, including assumed liabilities. The acquisition is being accounted for as a purchase for financial reporting purposes.

     Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, exchange rate fluctuations, and the availability of production capacity which could cause actual results to differ materially from those indicated herein. Further information on these risk factors is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and its Final Prospectus filed in August, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996

     NET SALES - Net sales increased by $4.7 million (6.8%) to $73.7 million in the first quarter of 1997. Band instrument sales accounted for $4.4 million of the increase, with instrument unit growth of 5% at Selmer representing $1.6 million, and the Emerson acquisition contributing $0.7 million. Steinway piano sales increased slightly from the previous year. Unit volume increases of 20% in U.S. piano shipments were essentially offset by the translation of flat foreign sales at a stronger dollar exchange rate.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $1.9 million (8.7%) to $23.6 million in the first quarter of 1997. Gross margins increased to 32.0% for the first quarter of 1997 compared to 31.5% in 1996, primarily due to continued manufacturing efficiencies throughout U.S. production facilities combined with a reduction in the cost of the Boston piano line caused by the increase in the dollar against the yen.

     OPERATING EXPENSES - Operating expenses increased by $0.6 million (4.4%) to $14.2 million in the first quarter of 1997. This reflects inflation, increased sales volume, and the incurrence of over $0.1 million in new expenses associated with being publicly held. Expenses decreased slightly as a percentage of sales from 19.7% in 1996 to 19.3% in 1997.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $1.3 million (16.1%) to $9.4 million in the first quarter of 1997. These improved earnings resulted from increased sales combined with consistent profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased by $1.6 million (34.8%) to $3.0 million in the first quarter of 1997 primarily due to the $1.5 million savings realized from the retirement of the Company's Senior Secured Notes in August 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash provided by operations in the first quarter was $3.5 million in 1997 and $0.9 million in 1996. The increase in cash provided by operations in 1997 results from $1.7 million of additional cash earnings from operations and $0.9 million from lower working capital requirements for receivables, inventory and current liabilities.

     The Company's investing activities used $1.6 million of cash to acquire Emerson in January 1997. Capital expenditures were $0.8 million and $0.7 million for the first quarter of 1997 and 1996, respectively. These capital expenditures were mainly used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future in order to modernize, expand and renovate its equipment and facilities.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Facility"). The Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. As of March 29, 1997, $2.9 million was outstanding, and availability was approximately $55.9 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 20 million deutsche marks.

     The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

     Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 1997.


NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The adoption of this standard had no effect on the Company's results of operation, financial position or cash flows.

     The Company plans to adopt SFAS No. 128, "Earnings per Share", as of December 31, 1997. The proforma effect of adopting SFAS No. 128 as of March 29, 1997 would not change the reported earnings per share.

PART II        OTHER INFORMATION

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1. Steinway Musical Instruments, Inc. - Financial Data Schedule
          Exhibit 27.2   The Selmer Company, Inc. - Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 29, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.



                           STEINWAY MUSICAL INSTRUMENTS, INC.

                            /s/   Dana D. Messina
                           ------------------------------------------------
                           Dana D. Messina
                           Director, President and Chief Executive Officer

                            /s/   Dennis M. Hanson
                           ------------------------------------------------
                           Dennis M. Hanson
                           Vice President and Chief Financial Officer


                           THE SELMER COMPANY, INC.

                            /s/   Thomas T. Burzycki
                           ------------------------------------------------
                           Thomas T. Burzycki
                           Director, President and Chief Executive Officer

                            /s/   Michael R. Vickrey
                           ------------------------------------------------
                           Michael R. Vickrey
                           Executive Vice President and Chief Financial Officer


Date:   May 9, 1997