Form 10-Q
period 1997-06-28
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1997-08-11
CIK 911583, 918904

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

[]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 33-75072


                       STEINWAY MUSICAL INSTRUMENTS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        35-1910745
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

800 South Street, Suite 425
    Waltham, Massachusetts                                      02154
Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number including area code:     (617) 894-9770

                                       and

                            THE SELMER COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            95-4432228
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

600 Industrial Parkway, Elkhart, Indiana                         46516
Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number including area code:     (219) 522-1675


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.
Yes [X]    No [ ]

Number of shares of Common Stock issued and
outstanding as of July 31, 1997:                          Class A      477,953
                                                          Ordinary   8,944,984
                                                                     ---------
                                                          Total      9,422,937
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                     INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
             June 28, 1997 and December 31, 1996.............................. 3

          Condensed Consolidated Statements of Operations
             Six months ended June 28, 1997 and June 29, 1996................. 4

          Condensed Consolidated Statements of Cash Flows
             Six months ended June 28, 1997 and June 29, 1996................. 5

             Notes to Condensed Consolidated Financial Statements............. 6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................ 11


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................14

          SIGNATURES..........................................................15

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                              JUNE 28,      DECEMBER 31,
                                                                                1997            1996
                                                                             ---------     ------------

ASSETS
Current assets:
   Cash
                                                                             $ 1,923         $  3,277
   Accounts, notes and leases receivable, net of allowance for
      bad debts of $7,682 and $7,120 in 1997 and 1996, respectively           67,404           45,563

   Inventories                                                                84,411           82,950
   Prepaid expenses and other current assets                                   4,927            2,867
   Deferred tax asset                                                          5,404            5,696
                                                                           ---------        ---------
Total current assets                                                         164,069          140,353

Property, plant and equipment, net of accumulated
  depreciation of $16,797 and $13,904 in 1997 and 1996, respectively          58,739           62,101
Other assets, net                                                             23,652           26,291
Cost in excess of fair value of net assets acquired, net of accumulated
  amortization of $2,298 and $1,894 in 1997 and 1996, respectively            34,451           36,621
                                                                           ---------         --------
TOTAL ASSETS                                                                $280,911         $265,366
                                                                           ---------         --------
                                                                           ---------         --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                      $  3,208         $  2,354
   Accounts payable                                                            6,005            6,453
   Other current liabilities                                                  27,682           28,913
                                                                           ---------         --------
Total current liabilities                                                     36,895           37,720

Long-term debt                                                               133,040          116,037
Deferred taxes                                                                27,086           30,003
Non-current pension liability                                                 12,570           13,728
                                                                           ---------         --------
Total liabilities                                                            209,591          197,488
Commitments and Contingencies

Stockholders' equity:
   Common stock                                                                    9                9
   Additional paid in capital                                                 68,729           68,729
   Retained earnings                                                           7,696              792
   Accumulated translation adjustment                                         (5,114)          (1,652)
                                                                            --------         ---------
   Total stockholders' equity                                                 71,320           67,878
                                                                            --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $280,911         $265,366
                                                                            --------         --------
                                                                            --------         --------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                           Three Months Ended       Six Months Ended
                                         ----------------------   ---------------------
                                         June 28,    June 29,      June 28,    June 29,
                                           1997        1996          1997        1996
                                         --------    --------     --------    --------
Net sales                                $  69,775  $  64,367     $ 143,501   $ 133,416
Cost of sales                               46,734     43,400        96,839      90,729
                                         ---------  ---------     ---------   ---------

Gross profit                                23,041     20,967        46,662      42,687
Operating Expenses:
   Sales and marketing                       7,924      7,227        16,544      15,499
   Provision for doubtful accounts             121        181           322         410
   General and administrative                4,364      3,942         8,617       7,873
   Amortization                                969      1,205         1,953       2,305
   Other expense                                10        166           164         247
                                         ---------  ---------     ---------   ---------
Total Operating Expenses                    13,388     12,721        27,600      26,334
                                         ---------  ---------     ---------   ---------

Earnings from operations                     9,653      8,246        19,062      16,353

Interest expense, net                        3,217      4,916         6,256       9,576
                                         ---------  ---------     ---------   ---------

Income before income taxes                   6,436      3,330        12,806       6,777

Provision for income taxes                   2,970      1,620         5,902       3,486
                                         ---------   --------     ---------   ---------

Net income                               $  3,466    $  1,710      $  6,904   $   3,291
                                         --------    --------     ---------   ---------
                                         --------    --------     ---------   ---------

Net income per share                     $    .37    $    .29      $    .73   $     .55
                                         --------    --------     ---------   ---------
                                         --------    --------     ---------   ---------

Weighted average common and
  common equivalent shares outstanding  9,422,937   5,957,127      9,422,937   5,957,127
                                        ---------   ---------      ---------   ---------
                                        ---------   ---------      ---------   ---------


See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             Six Months Ended
                                                          -----------------------
                                                           June 28,       June 29,
                                                             1997           1996
                                                          -----------    ---------
Cash flows from operating activities
  Net income                                              $  6,904        $  3,291
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization                            5,366           5,654
    Deferred tax benefit                                    (1,152)         (1,127)
    Other                                                      368             573
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                (22,499)        (18,818)
      Inventories                                           (2,726)            928
      Prepaid expense and other current assets                (746)           (356)
      Accounts payable                                        (390)         (4,913)
      Accrued expenses                                         (53)         (5,811)
                                                          ----------     ----------
  Net cash flows from operating activities                 (14,928)        (20,579)

Cash flows from investing activities
  Capital expenditures                                      (1,871)         (1,555)
  Proceeds from disposals of fixed assets                       33              12
  Acquisition of business (net of cash acquired)            (1,606)
  Changes in other assets                                   (1,391)            162
                                                          ---------      ----------
    Net cash flows from investing activities                (4,835)         (1,381)

Cash flows from financing activities
  Net borrowings under line of credit agreements            18,880          21,131
  Net repayments of long-term debt                            (453)           (847)
                                                          ---------       ---------
    Net cash flows from financing activities                18,427          20,284

Effect of foreign exchange rate changes on cash                (18)           (360)
                                                          ---------      ----------
Decrease in cash                                            (1,354)         (2,036)
Cash, beginning of period                                    3,277           3,706
                                                          ---------      ----------
Cash, end of period                                       $  1,923        $  1,670
                                                          ---------      ----------
                                                          ---------      ----------
Supplemental Cash Flow Information
    Interest paid                                         $  6,554        $  9,564
                                                          ----------     ----------
                                                          ----------     ----------
    Taxes paid                                            $  6,332        $  7,468
                                                          ----------     ----------
                                                          ----------     ----------

See notes to condensed consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the six months ended June 28, 1997 and June 29, 1996 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1996, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the six months ended June 28, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:


                                                                Six Months Ended
                                 June 28,    December 31,     June 28,     June 29
                                  1997          1996           1997         1996
                               ----------   -------------   ---------    ----------
Current assets                 $ 161,176    $ 140,335
Total assets                     277,669      265,348
Current liabilities               40,143       37,673
Stockholder's equity              72,267       68,718
Total revenues                                              $ 142,003    $  133,416
Gross profit                                                   46,307        42,687
Net income                                                      7,011         3,291


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

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 28, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                             Non
                                                  Guarantor     Issuer       Guarantor     Guarantor
                                                    Parent     of Notes    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                  ---------    --------    ------------   ------------   ------------  ------------

ASSETS
Current assets:
   Cash                                          $    -        $   (547)      $  1,017       $  1,453       $     -       $  1,923
   Accounts, notes and leases receivable, net                    52,498          8,032          6,874                       67,404
   Inventories                                                   29,845         30,740         24,439           (613)       84,411
   Prepaid expenses and other current assets         846          1,256            782          2,043                        4,927
   Deferred tax asset                                               700          2,024          3,653           (973)        5,404
                                                 -------       --------       --------       ---------      ---------     --------
Total current assets                                 846         83,752         42,595         38,462         (1,586)      164,069

Property, plant and equipment, net                    89         14,485         27,242         16,923                       58,739
Investment in subsidiaries                        71,143        168,557         30,698                      (270,398)           -
Other assets, net                                    613          1,629         14,709          8,014         (1,313)       23,652
Cost in excess of fair value
  of net assets acquired, net                                     9,773         11,620         13,058                       34,451
                                                 -------       --------       --------        -------      ---------       -------
TOTAL ASSETS                                     $72,691       $278,196       $126,864        $76,457      $(273,297)     $280,911
                                                 -------       --------       --------        -------      ---------      --------
                                                 -------       --------       --------        -------      ---------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Notes payable and current
     portion of long-term debt                  $     -        $    -          $   -          $ 3,208        $    -        $ 3,208
   Accounts payable                                   24          2,898          1,519          1,564                        6,005
   Other current liabilities                      (3,398)        10,331         11,382         10,951         (1,584)       27,682
                                                --------       --------        -------        -------       --------      --------
Total current liabilities                         (3,374)        13,229         12,901         15,723         (1,584)       36,895

Long-term debt                                       230        119,444         10,737          2,629                      133,040
Intercompany                                       7,169         60,436        (69,893)         2,288                           -
Deferred taxes                                                    1,165         11,191         14,730                       27,086
Non-current pension liability                                       721                        12,570          (721)        12,570
                                                --------       --------        -------        -------       --------      --------
Total liabilities                                  4,025        194,995        (35,064)        47,940        (2,305)       209,591

Stockholders' equity                              68,666         83,201        161,928         28,517      (270,992)        71,320
                                                --------       ---------      --------        -------     ---------      --------
Total                                            $72,691       $278,196       $126,864        $76,457     $(273,297)      $280,911
                                                --------       --------       --------        -------     ---------       --------
                                                --------       --------       --------        -------     ---------       --------

                            STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                         SIX MONTHS ENDED JUNE 28, 1997
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                           Non
                                               Guarantor     Issuer       Guarantor      Guarantor
                                                Parent      of Notes    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                               ---------    --------    ------------   ------------   ------------  ------------
Net sales                                       $    -        $75,150      $45,729        $26,294        $(3,672)     $143,501
Cost of sales                                                  50,589       31,443         18,335         (3,528)       96,839
                                                --------      -------     --------        -------        --------     --------

Gross profit                                         -         24,561       14,286          7,959           (144)       46,662

Operating expenses:
  Sales and marketing                                           7,276        5,837          3,488            (57)       16,544
  Provision for doubtful accounts                                 214           65             43                          322
  General and administrative                      1,307         3,215        1,878          2,217                        8,617
  Amortization                                                    230        1,035            688                        1,953
  Other (income) expense                         (1,084)           49          849            293             57           164
                                                -------       -------     --------        -------        -------      --------
Total operating expenses                            223        10,984        9,664          6,729            -          27,600
                                                -------       -------     --------        -------        -------      --------

Earnings (loss) from operations                    (223)       13,577        4,622          1,230           (144)       19,062

Interest (income) expense:
  Interest income                                                (188)      (7,749)           (99)         7,743          (293)
  Interest expense                                              9,501        4,530            261         (7,743)        6,549
                                                -------       -------      -------        -------        --------      -------
Interest expense, net                                -          9,313       (3,219)           162             -          6,256
                                                -------       -------      -------        -------        --------      -------

Income (loss) before income taxes                  (223)        4,264        7,841          1,068           (144)       12,806

Provision for (benefit of) income taxes             (86)        1,902        3,394            711            (19)        5,902
                                                 ------       -------       ------         ------           -----      -------
Net income (loss)                                $ (137)      $ 2,362      $ 4,447        $   357         $ (125)      $ 6,904
                                                 ------       -------      -------        -------         -------      -------
                                                 ------       -------      -------        -------         -------      -------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 28, 1997
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Non
                                     Guarantor    Issuer      Guarantor      Guarantor
                                       Parent    of Notes   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                     ---------   --------   ------------    ------------   ------------   ------------
Cash flows from operating
 activities
  Net income (loss)                   $  (137)   $  2,362     $   4,447       $   357        $   (125)       $   6,904
  Adjustments to reconcile
   net income (loss) to cash
   flows from operating activities
    Depreciation and amortization          12       1,555         2,363         1,436                            5,366
    Deferred tax benefit                                           (514)         (638)                          (1,152)
    Other                                             264            65            39                              368
    Changes in operating assets
     and liabilities:
      Accounts, notes and leases
       receivable                          25     (23,001)       (1,925)        2,402                          (22,499)
      Inventories                         (13)      4,862        (4,222)       (3,497)            144           (2,726)
      Prepaid expense and other
       current assets                    (623)        204           107          (434)                            (746)
      Accounts payable                    (14)        149        (1,055)          530                             (390)
      Accrued expenses                 (4,196)         31         2,901         1,230             (19)             (53)
                                      -------     -------      --------      --------            ----          --------
Net cash flows from operating
 activities                            (4,946)    (13,574)        2,167         1,425                          (14,928)

Cash flows from investing
 activities
  Capital expenditures                    (18)       (758)         (843)         (252)                          (1,871)
  Proceeds from disposals of
   fixed assets                                                       9            24                               33
  Acquisition of business (net of
   cash acquired)                      (1,730)                      124                                         (1,606)
  Changes in other assets                  (7)        252           (67)       (1,569)                          (1,391)
                                      -------     -------      --------      --------            ----           ------
Net cash flows from investing
 activities                            (1,755)       (506)         (777)       (1,797)             -            (4,835)

Cash flows from financing
 activities
  Net borrowings under line of
   credit agreements                       95       9,444         8,299         1,042                           18,880
  Repayments of long-term debt                                                   (453)                            (453)
  Intercompany dividend                             7,203        (7,203)                                            -
  Intercompany                          6,588      (2,764)       (3,689)         (135)                              -
                                      -------     -------      --------       -------             ----          -------
Net cash flows from financing
 activities                             6,683      13,883        (2,593)          454               -           18,427

Effect of exchange rate changes
 on cash                                  -           -              -            (18)              -              (18)
Increase (decrease) in cash               (18)       (197)       (1,203)           64               -           (1,354)
Cash, beginning of period                  18        (350)        2,220         1,389                            3,277
                                       -------    -------      --------      --------          ------            -----
Cash, end of period                    $   -      $  (547)     $  1,017      $  1,453          $    -         $  1,923
                                       -------    -------      --------      --------          ------         --------
                                       -------    -------      ---------     --------          ------         --------

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
              (DOLLARS IN THOUSANDS) (UNAUDITED)

INTRODUCTION

     The Company, through its subsidiaries Steinway and Selmer, is one of the world's leading manufacturers of musical instruments. In January 1997, the Company acquired Emerson Musical Instruments, Inc. ("Emerson"), a manufacturer of flutes and piccolos, for approximately $2.0 million, including assumed liabilities. The acquisition has been accounted for as a purchase for financial reporting purposes. In February 1997, the Company formed a new wholly-owned subsidiary, Steinway & Sons Japan Ltd. ("SJL"), to increase its distribution of pianos in Japan.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 1997 COMPARED TO THREE MONTHS ENDED JUNE 29, 1996

     NET SALES - Net sales increased by $5.4 million (8.4%) to $69.8 million in the second quarter of 1997. Band instrument sales increased $3.5 million. Contributing to the increase were Emerson sales of $0.8 million and unit growth of 7% in Selmer instruments. Piano sales increased $1.9 million over the previous year. Unit growth of 4% in the Steinway line and 33% in the Boston line were offset by the translation of foreign sales at a stronger dollar exchange rate and changes in the mix of units sold.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $2.1 million (9.9%) to $23.0 million in the second quarter of 1997. Gross margins increased to 33.0% for the second quarter of 1997 compared to 32.6% in 1996. This improvement reflects continued manufacturing efficiencies throughout U.S. production facilities combined with a reduction in the cost of the Boston piano line caused by the increase in the dollar against the yen.

     OPERATING EXPENSES - Operating expenses increased by $0.7 million (5.2%) to $13.4 million in the second quarter of 1997. Approximately $0.3 million of the increase relates to Emerson and SJL operating costs with the balance reflecting inflation. Expenses decreased as a percentage of sales from 19.8% in 1996 to 19.2% in 1997.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $1.4 million (17.1%) to $9.7 million in the second quarter of 1997. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased by $1.7 million (34.6%) to $3.2 million in the second quarter of 1997 reflecting the $1.6 million reduction in interest expense realized from the retirement of the Company's Senior Secured Notes.

SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

     NET SALES - Net sales increased by $10.1 million (7.6%) to $143.5 million in the first six months of 1997. Band instrument sales accounted for $7.9 million of the increase. Emerson contributed $1.5 million of the increase and Selmer instruments experienced unit growth of 6%. Piano sales increased $2.2 million over the previous year. Unit increases of 5% in the Steinway line and 33% in the Boston line continue to be offset by the translation of foreign sales at a stronger dollar exchange rate and changes in the mix of units sold.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $4.0 million (9.3%) to $46.7 million in the first six months of 1997. Gross margins increased to 32.5% in 1997 compared to 32.0% in 1996, reflecting continued improvement in manufacturing efficiencies throughout U.S. production facilities. Favorable exchange rates, which have reduced the cost of the Boston piano line, have also contributed to the improvement.

     OPERATING EXPENSES - Operating expenses increased by $1.3 million (4.8%) to $27.6 million in the first six months of 1997. Approximately $0.5 million of new expenses associated with Emerson and SJL are included in 1997 operating expenses. Remaining operating expenses have increased 3% over 1996 levels. Expenses decreased as a percentage of sales from 19.7% in 1996 to 19.2% in 1997.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $2.7 million (16.6%) to $19.1 million in the first six months of 1997. This increase has resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased by $3.3 million (34.7%) to $6.3 million in the first six months of 1997 reflecting the $3.1 million savings realized from the retirement of the Company's Senior Secured Notes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash required for operations in the first six months was $14.9 million in 1997 and $20.6 million in 1996. The decrease in cash required for operations in 1997 resulted from $3.2 million of additional cash earnings from operations and $2.5 million in lower net working capital requirements.

     The Company's investing activities used $1.6 million of cash to acquire Emerson in January 1997. Capital expenditures were $1.9 million and $1.6 million for the first six months of 1997 and 1996, respectively. These capital expenditures were mainly used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it continues to modernize, expand and renovate its equipment and facilities.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Facility"). The Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. As of June 28, 1997, $20.4 million was outstanding, with additional availability of approximately $38.9 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 20 million Deutsche marks.

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

     The Company plans to adopt SFAS No.128, "Earnings per Share", as of December 31, 1997. The proforma effect of adopting SFAS No. 128 as of June 28, 1997 would not change the reported earnings per share.

PART II  OTHER INFORMATION
-------  -----------------

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 27, 1997, the Board of Directors was re-elected in its entirety with 52,774,265 votes cast for re-election and 17,033 votes withheld.

     The proposal to ratify Deloitte & Touche, LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1997 was approved with 52,758,748 votes cast for, 31,050 votes against, and 1,500 abstentions.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27.1.  Steinway Musical Instruments, Inc. - Financial Data Schedule
    Exhibit 27.2   The Selmer Company, Inc. - Financial Data Schedule

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 28, 1997.

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.




                                       STEINWAY MUSICAL INSTRUMENTS, INC.

                                       /s/  Dana D. Messina
                                       ----------------------------------
                                       Dana D. Messina
                                       Director, President and Chief Executive
                                       Officer


                                       /s/  Dennis M. Hanson
                                       ----------------------------------
                                       Dennis M. Hanson
                                       Vice President and Chief Financial
                                       Officer


                                       THE SELMER COMPANY, INC.

                                       /s/  Thomas T. Burzycki
                                       -----------------------------------
                                       Thomas T. Burzycki
                                       Director, President and Chief Executive
                                       Officer

                                       /s/  Michael R. Vickrey
                                       ------------------------------------
                                       Michael R. Vickrey
                                       Executive Vice President and Chief
                                       Financial Officer


Date:  August 8, 1997