Form 10-Q
period 1997-09-27
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1997-11-10
CIK 911583, 918904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 33-75072


                       STEINWAY MUSICAL INSTRUMENTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                35-1910745
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

          800 South Street, Suite 425
          Waltham, Massachusetts                            02154
     (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number including area code:     (781) 894-9770

                                       and

                            THE SELMER COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   95-4432228
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

600 Industrial Parkway, Elkhart, Indiana                    46516
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code:     (219) 522-1675


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements during the past 90 days.    Yes [X]    No [ ]

Number of shares of Common Stock issued and outstanding
as of October 31, 1997:                                     Class A     477,953
                                                            Ordinary  8,974,541
                                                                      ---------
                                                            Total     9,452,494

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


          Condensed Consolidated Balance Sheets
               September 27, 1997 and December 31, 1996. . . . . . . . . . . .3

          Condensed Consolidated Statements of Operations
               Nine months ended September 27, 1997 and September 28, 1996 . .4

          Condensed Consolidated Statements of Cash Flows
               Nine months ended September 27, 1997 and September 28, 1996 . .5

          Notes to Condensed Consolidated Financial Statements . . . . . . . .6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . 12


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 15

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        SEPTEMBER 27,    DECEMBER 31,
                                                            1997            1996
                                                        -------------    ------------
ASSETS
Current assets:
   Cash                                                    $  481        $  3,277
   Accounts, notes and leases receivable, net of
        allowance for bad debts of $7,984 and
        $7,120 in 1997 and 1996, respectively              75,673          45,563
   Inventories                                             84,057          82,950
   Prepaid expenses and other current assets                4,974           2,867
   Deferred tax asset                                       5,378           5,696
                                                        ---------        --------
Total current assets                                      170,563         140,353

Property, plant and equipment, net of accumulated
        depreciation of $18,128 and $13,904 in 1997
        and 1996, respectively                             58,833          62,101
Other assets, net                                          23,096          26,291
Cost in excess of fair value of net assets acquired,
        net of accumulated amortization of $2,521 and
        $1,894 in 1997 and 1996, respectively              34,074          36,621
                                                        ---------        --------
TOTAL ASSETS                                            $ 286,566       $ 265,366
                                                        ---------        --------
                                                        ---------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt   $  3,333        $  2,354
   Accounts payable                                         5,482           6,453
   Other current liabilities                               31,240          28,913
                                                        ---------        --------
Total current liabilities                                  40,055          37,720

Long-term debt                                            133,667         116,037
Deferred taxes                                             26,346          30,003
Non-current pension liability                              12,504          13,728
                                                        ---------        --------
Total liabilities                                         212,572         197,488
Commitments and Contingencies
Stockholders' equity:
   Common stock                                                 9               9
   Additional paid in capital                              69,187          68,729
   Retained earnings                                       10,398             792
   Accumulated translation adjustment                      (5,600)         (1,652)
                                                        ---------        --------
     Total stockholders' equity                            73,994          67,878
                                                        ---------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  286,566       $ 265,366
                                                        ---------        --------
                                                        ---------        --------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three Months Ended            Nine Months Ended
                                             ---------------------------   ----------------------------
                                             September 27,  September 28,  September 27,  September 28,
                                                 1997           1996           1997           1996
                                             -------------  -------------  -------------  -------------
Net sales                                     $  64,554      $  61,460     $  208,055     $  194,876
Cost of sales                                    43,308         41,798        140,147        132,527
                                             ----------     ----------     ----------     ----------

Gross profit                                     21,246         19,662         67,908         62,349

Operating Expenses:
   Sales and marketing                            7,337          6,831         23,881         22,330
   General and administrative                     4,496          4,255         13,435         12,538
   Amortization                                     952          1,069          2,905          3,374
   Other (income) expense                           (49)           112            115            359
                                             ----------     ----------     ----------     ----------
Total Operating Expenses                         12,736         12,267         40,336         38,601
                                             ----------     ----------     ----------     ----------

Earnings from operations                          8,510          7,395         27,572         23,748

Interest expense, net                             3,542          4,592          9,798         14,168
                                             ----------     ----------     ----------     ----------
Income before income taxes
    and extraordinary item                        4,968          2,803         17,774          9,580

Provision for income taxes                        2,266          1,603          8,168          5,089
                                             ----------     ----------     ----------     ----------

Income before extraordinary item                  2,702          1,200          9,606          4,491

Extraordinary item - Early extinguishment
    of debt (net of tax benefit of $2,640)            -          4,368              -          4,368
                                             ----------     ----------     ----------     ----------

Net income (loss)                              $  2,702      $  (3,168)      $  9,606         $  123
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Income (loss) per share:
    Income before extraordinary item             $  .28         $  .14        $  1.02         $  .67
    Extraordinary item                                -           (.52)             -           (.65)
                                             ----------     ----------     ----------     ----------
Net income (loss) per share                      $  .28        $  (.38)       $  1.02         $  .02
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Weighted average common and
    common equivalent shares outstanding      9,504,485      8,337,127      9,450,120      6,750,460
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                       Nine Months Ended
                                                  ----------------------------
                                                  September 27,  September 28,
                                                       1997           1996
                                                  -------------  -------------
Cash flows from operating activities
  Net income                                         $  9,606        $   123
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization                       7,926          8,317
    Deferred tax benefit                               (1,728)        (1,666)
    Early extinguishment of debt                            -          4,368
    Other                                                 594            827
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable           (31,102)       (26,888)
      Inventories                                      (2,900)           425
      Prepaid expense and other current assets         (1,181)           143
      Accounts payable                                   (902)        (3,031)
      Accrued expenses                                  3,766            211
                                                     --------        -------
    Net cash flows from operating activities          (15,921)       (17,171)

Cash flows from investing activities
  Capital expenditures                                 (3,766)        (2,765)
  Proceeds from disposals of fixed assets                  34             16
  Acquisition of business (net of cash acquired)       (1,606)             -
  Changes in other assets                              (1,322)          (113)
                                                     --------        -------
    Net cash flows from investing activities           (6,660)        (2,862)

Cash flows from financing activities
  Net borrowings under line of credit agreements       20,015         15,704
  Net repayments of long-term debt                       (664)       (59,943)
  Proceeds from issuance of stock                         458         61,022
                                                     --------        -------
    Net cash flows from financing activities           19,809         16,783

Effect of foreign exchange rate changes on cash           (24)          (141)
                                                     --------        -------
Decrease in cash                                       (2,796)        (3,391)
Cash, beginning of period                               3,277          3,706
                                                     --------        -------

Cash, end of period                                    $  481         $  315
                                                     --------        -------
                                                     --------        -------
Supplemental Cash Flow Information
    Interest paid                                    $  7,127       $ 11,368
                                                     --------        -------
                                                     --------        -------
    Taxes paid                                       $  9,857       $  8,698
                                                     --------        -------
                                                     --------        -------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the nine months ended September 27, 1997 and September 28, 1996 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1996, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the nine months ended September 27, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

     INCOME PER SHARE - Income per share as presented on the face on the statements of operations represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

     NEW ACCOUNTING PRONOUNCEMENTS - During the first quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The adoption of this standard had no effect on the Company's results of operation, financial position or cash flows.

     The Company plans to adopt SFAS No. 128, "Earnings per Share", as of December 31, 1997. At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded. Proforma basic earnings per share for the quarter ended September 27, 1997 would reflect an increase of $.01 per share. Proforma basic earnings per share would not differ from the reported earnings per share for all other periods presented. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

     The Company plans to adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. Both Statements will require additional disclosure, but will not have a material effect on the Company's results of operations or financial position. SFAS No. 130 will require the Company to report comprehensive income in its financial statements. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed.

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

(4)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:

                                                       Nine Months Ended
                     September 27,    December 31,  September 27,  September 28
                         1997           1996           1997           1996
                     -------------    ------------  -------------  ------------
Current assets        $  167,506      $  140,335
Total assets             283,144         265,348
Current liabilities       43,482          37,673
Stockholder's equity      74,528          68,718
Total revenues                                       $  206,010     $  194,876
Gross profit                                             67,420         62,349
Net income                                                9,758           (319)


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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Non
                                                Guarantor     Issuer        Guarantor      Guarantor
                                                  Parent     of Notes      Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                ---------   ----------     ------------   ------------   ------------  ------------
ASSETS
Current assets:
   Cash                                            $  -      $  (1,376)      $  1,196         $  661           $  -       $   481
   Accounts, notes and leases receivable, net                   58,903          8,573          8,197                       75,673
   Inventories                                                  29,624         31,723         23,273           (563)       84,057
   Prepaid expenses and other current assets        789          1,436          1,111          1,638                        4,974
   Deferred tax asset                                              700          2,024          3,627           (973)        5,378
                                              ---------     ----------     ----------      ---------      ----------   ----------
Total current assets                                789         89,287         44,627         37,396         (1,536)      170,563

Property, plant and equipment, net                   97         15,045         26,906         16,785                       58,833
Investment in subsidiaries                       71,143        168,557         30,698                      (270,398)           -
Other assets, net                                   613          1,842         14,267          7,687         (1,313)       23,096
Cost in excess of fair value
    of net assets acquired, net                                  9,705         11,544         12,825                       34,074
                                              ---------     ----------     ----------      ---------      ----------   ----------
TOTAL ASSETS                                  $  72,642     $  284,436     $  128,042      $  74,693      $(273,247)   $  286,566
                                              ---------     ----------     ----------      ---------      ----------   ----------
                                              ---------     ----------     ----------      ---------      ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt                    $  -           $  -           $  -       $  3,333           $  -     $   3,333
   Accounts payable                                  73          2,353          1,630          1,426                        5,482
   Other current liabilities                     (3,605)        15,033         11,343         10,052         (1,583)       31,240
                                              ---------     ----------     ----------      ---------      ----------   ----------
Total current liabilities                        (3,532)        17,386         12,973         14,811         (1,583)       40,055

Long-term debt                                      172        119,853         11,259          2,383                      133,667
Intercompany                                      6,915         62,156        (71,074)         2,003                            -
Deferred taxes                                                   1,165         10,936         14,245                       26,346
Non-current pension liability                                      721                        12,504           (721)       12,504
                                              ---------     ----------     ----------      ---------      ----------   ----------
Total liabilities                                 3,555        201,281        (35,906)        45,946         (2,304)      212,572

Stockholders' equity                             69,087         83,155        163,948         28,747       (270,943)       73,994
                                              ---------     ----------     ----------      ---------      ----------   ----------

Total                                         $  72,642     $  284,436     $  128,042      $  74,693      $(273,247)   $  286,566
                                              ---------     ----------     ----------      ---------      ----------   ----------
                                              ---------     ----------     ----------      ---------      ----------   ----------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Non
                                             Guarantor    Issuer      Guarantor      Guarantor
                                              Parent     of Notes    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                             ---------  ----------   ------------   ------------   ------------   ------------
Net sales                                      $  -     $  105,054    $  67,474      $  40,323      $  (4,796)    $  208,055
Cost of sales                                               70,807       46,388         27,654         (4,702)       140,147
                                             ---------  ----------   ------------   ------------   ------------   ------------

Gross profit                                       -        34,247       21,086         12,669            (94)        67,908

Operating expenses:
  Sales and marketing                                        9,938        8,668          5,358            (83)        23,881
  General and administrative                   1,958         4,985        2,973          3,519                        13,435
  Amortization                                                 344        1,553          1,008                         2,905
  Other (income) expense                      (1,624)           38        1,302            316             83            115
                                             ---------  ----------   ------------   ------------   ------------   ------------
Total operating expenses                         334        15,305       14,496         10,201              -         40,336
                                             ---------  ----------   ------------   ------------   ------------   ------------

Earnings (loss) from operations                 (334)       18,942        6,590          2,468            (94)        27,572

Interest (income) expense:
  Interest income                                             (227)     (11,623)          (123)        11,616           (357)
  Interest expense                                          14,473        6,913            385        (11,616)        10,155
                                             ---------  ----------   ------------   ------------   ------------   ------------
Interest expense, net                             -         14,246       (4,710)           262              -          9,798
                                             ---------  ----------   ------------   ------------   ------------   ------------
Income (loss) before income taxes               (334)        4,696       11,300          2,206            (94)        17,774

Provision for (benefit of) income taxes         (160)        2,380        4,833          1,133            (18)         8,168
                                             ---------  ----------   ------------   ------------   ------------   ------------

Net income (loss)                            $  (174)     $  2,316     $  6,467       $  1,073         $  (76)      $  9,606
                                             ---------  ----------   ------------   ------------   ------------   ------------
                                             ---------  ----------   ------------   ------------   ------------   ------------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Non
                                                  Guarantor     Issuer      Guarantor      Guarantor
                                                   Parent      of Notes    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                  --------     ---------   ------------   ------------   ------------  ------------
Cash flows from operating activities
  Net income (loss)                                $  (174)     $  2,316      $  6,467       $  1,073        $  (76)     $  9,606
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                       20         2,354         3,454          2,098                       7,926
    Deferred tax benefit                                                          (769)          (959)                     (1,728)
    Other                                                            265           101            228                         594
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable             25       (29,384)       (2,502)           759                     (31,102)
      Inventories                                      (13)        5,083        (5,315)        (2,749)           94        (2,900)
      Prepaid expense and other current assets        (562)           24          (222)          (421)                     (1,181)
      Accounts payable                                  35          (396)         (944)           403                        (902)
      Accrued expenses                              (4,402)        4,733         2,862            591           (18)        3,766
                                                  --------     ---------   ------------   ------------   ------------  ------------
Net cash flows from operating activities            (5,071)      (15,005)        3,132          1,023            -        (15,921)

Cash flows from investing activities
  Capital expenditures                                 (35)       (2,027)         (970)          (734)                     (3,766)
  Proceeds from disposals of fixed assets                              1             9             24                          34
  Acquisition of business (net of
      cash acquired)                                (1,730)                        124                                     (1,606)
  Changes in other assets                              (11)           (7)          (67)        (1,237)                     (1,322)
                                                  --------     ---------   ------------   ------------   ------------  ------------
Net cash flows from investing activities            (1,776)       (2,033)         (904)        (1,947)           -         (6,660)

Cash flows from financing activities
  Net borrowings under line of
     credit agreements                                  37         9,853         8,821          1,304                      20,015
  Repayments of long-term debt                                                                   (664)                       (664)
  Proceeds from sale of stock                          458                                                                    458
  Intercompany dividend                                            7,203        (7,203)                                         -
  Intercompany                                       6,334        (1,044)       (4,870)          (420)                          -
                                                  --------     ---------   ------------   ------------   ------------  ------------
Net cash flows from financing activities             6,829        16,012        (3,252)           220             -        19,809

Effect of exchange rate changes on cash                  -             -             -            (24)            -           (24)

Decrease in cash                                       (18)       (1,026)       (1,024)          (728)            -        (2,796)
Cash, beginning of period                               18          (350)        2,220          1,389                       3,277
                                                  --------     ---------   ------------   ------------   ------------  ------------
Cash, end of period                                   $  -     $  (1,376)     $  1,196         $  661          $  -       $   481
                                                  --------     ---------   ------------   ------------   ------------  ------------
                                                  --------     ---------   ------------   ------------   ------------  ------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996

     NET SALES - Net sales increased by $3.1 million (5.0%) to $64.6 million in the third quarter of 1997. Band instrument unit shipments, with Emerson included, were down slightly from the prior year. However, realization of price increases, as well as a favorable mix of instruments, resulted in a $1.6 million (5.2%) overall increase. Piano sales increased $1.5 million (4.9%) over the previous year. Worldwide unit growth of 19% was fueled by a 44% increase in the Boston piano line. This volume improvement was partially offset by a $2.5 million decrease relating to the translation of foreign sales into U.S. dollars.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $1.6 million (8.1%) to $21.2 million in the third quarter of 1997. Gross margins increased to 32.9% for the third quarter of 1997 compared to 32.0% in 1996. This improvement reflects continued manufacturing efficiencies throughout U.S. production facilities combined with a reduction in the cost of the Boston piano line caused by the decrease in the value of the yen.

     OPERATING EXPENSES - Operating expenses increased by $0.5 million (3.8%) to $12.7 million in the third quarter of 1997. Essentially all of the increase relates to Emerson and SJL operating costs. Expenses decreased as a percentage of sales from 20.0% in 1996 to 19.7% in 1997.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $1.1 million (15.1%) to $8.5 million in the third quarter of 1997. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased by $1.1 million (22.9%) to $3.5 million in the third quarter of 1997. This decrease represents the savings realized from the retirement of the Company's Senior Secured Notes in September 1996.

NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

     NET SALES - Net sales increased by $13.2 million (6.8%) to $208.1 million in the first nine months of 1997. Band instrument sales increased $9.4 million (9.5%) over the prior year, including $2.1 million associated with Emerson. Unit shipments improved nearly 6%, with the balance of the sales increase reflecting general price increases. Piano sales increased $3.8 million (4.0%) over the previous year. Unit increases of 18% in piano shipments, led by the 37% improvement in the Boston piano line, were offset by a $5.3 million decrease relating to the translation of foreign sales into U.S. dollars.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $5.5 million (8.9%) to $67.9 million in the first nine months of 1997. Gross margins increased to 32.6% in 1997 compared to 32.0% in 1996, reflecting continued improvement in manufacturing efficiencies throughout U.S. production facilities. The favorable yen to dollar exchange rate, which has reduced the cost of the Boston piano line, has also contributed to the improvement.

     OPERATING EXPENSES - Operating expenses increased by $1.7 million (4.5%) to $40.3 million in the first nine months of 1997. Approximately $1.0 million of new expenses associated with Emerson and SJL are included in 1997 operating expenses. Remaining operating expenses have increased 1.9% over 1996 levels. Expenses decreased as a percentage of sales from 19.8% in 1996 to 19.4% in 1997.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $3.8 million (16.1%) to $27.6 million in the first nine months of 1997. This increase has resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased by $4.4 million (30.8%) to $9.8 million in the first nine months of 1997 reflecting the $4.3 million savings realized from the retirement of the Company's Senior Secured Notes in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash required for operations in the first nine months was $15.9 million in 1997 and $17.2 million in 1996. The decrease in cash required for operations in 1997 resulted from $4.4 million of additional cash earnings from operations offset by $3.2 million of additional net working capital requirements.

     The Company's investing activities used $1.6 million of cash to acquire Emerson in January 1997. Capital expenditures were $3.8 million and $2.8 million for the first nine months of 1997 and 1996, respectively. These capital expenditures were mainly used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it continues to modernize, expand and renovate its equipment and facilities.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Facility"). The Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. As of September 27, 1997, $21.3 million was outstanding, with additional availability of approximately $38.0 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 20 million Deutsche marks.

     The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

     In August 1997, the Company issued 29,557 shares of the Company's common stock under the Employee Stock Purchase Plan. Proceeds from the sale of stock under the plan were $458.

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

     The Company plans to adopt SFAS No. 128, "Earnings per Share", as of December 31, 1997. At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded. Proforma basic earnings per share for the quarter ended September 27, 1997 would reflect an increase of $.01 per share. Proforma basic earnings per share would not differ from the reported earnings per share for all other periods presented. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

     The Company plans to adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. Both Statements will require additional disclosure, but will not have a material effect on the Company's results of operations or financial position. SFAS No. 130 will require the Company to report comprehensive income in its financial statements. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed.

PART II   OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1. Steinway Musical Instruments, Inc. - Financial Data Schedule
          Exhibit 27.2   The Selmer Company, Inc. - Financial Data Schedule

     (b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 27, 1997.

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

                              STEINWAY MUSICAL INSTRUMENTS, INC.

                              /s/   Dana D. Messina
                              ------------------------------------------------
                              Dana D. Messina
                              Director, President and Chief Executive Officer

                              /s/   Dennis M. Hanson
                              -------------------------------------------------
                              Dennis M. Hanson
                              Vice President and Chief Financial Officer


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


Date:   November 7, 1997