Form 10-K405
period 1997-12-31
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1998-03-27
CIK 911583, 918904

-------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 001-11911

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $182,209,905 as of March 4, 1998.

Number of shares of Common Stock outstanding as of March 4, 1998:     Class A       477,953
                                                                      Ordinary    8,886,441
                                                                                  ---------
                                                                      Total       9,364,394

Documents incorporated by reference: Part III - Items 10-13 - Definitive
Proxy Statement of the Registrant to be filed pursuant to Regulation 14A,
Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).
-------------------------------------------------------------------------------

                                    PART I


ITEM 1         BUSINESS

GENERAL

     The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments. Steinway produces the highest quality piano in the world and has one of the most widely recognized and prestigious brand names. For more than a century, the Steinway concert grand has been the piano of choice for the world's greatest and most popular pianists. More than 90% of all concert piano performances worldwide were on Steinway grand pianos during the 1997 concert season. Selmer is the leading domestic manufacturer of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. SELMER PARIS saxophones, BACH trumpets and trombones and LUDWIG snare drums are considered by many to be the finest such instruments in the world. The Company's net sales of $278 million for the year ended December 31, 1997 were comprised of Steinway piano sales of $145 million and Selmer band and orchestral instrument sales of $133 million.

     Steinway concentrates on the high-end grand piano segment of the industry. Steinway also offers vertical pianos as well as a full mid-priced line of pianos under the Boston brand name. Steinway hand crafts its pianos in New York and Germany and sells them worldwide through approximately 200 independent piano dealers and five Steinway-operated retail showrooms located in New York, New Jersey, London, Hamburg and Berlin. In 1997, approximately 60% of Steinway's sales were in the United States, 28% in Europe and the remaining 12% primarily in Asia.

     Selmer has the leading domestic market share in virtually all of its product lines, with such widely recognized brand names as SELMER PARIS, BACH, GLAESEL, WILLIAM LEWIS, LUDWIG and MUSSER. Selmer's products are made by a highly skilled workforce at manufacturing facilities in Indiana, North Carolina, Ohio and Illinois, and sold through approximately 1,600 independent dealers. Beginner instruments accounted for 74% of Selmer's unit sales and 51% of instrument revenues in 1997 with advanced and professional instruments representing the balance. In 1997, approximately 82% of Selmer's sales were in the United States.

     Through selected acquisitions and internal growth, the Company has expanded into a full-line musical instrument manufacturer. The Company acquired Emerson Musical Instruments, Inc., a manufacturer of flutes and piccolos, on January 15, 1997.

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

     Grand pianos historically have accounted for the bulk of Steinway's production. Steinway offers eight models of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway grand pianos are premium pianos in terms of quality and price, with retail prices generally ranging from $30,300 to $118,800 in the United States. In 1997, Steinway sold 3,134 grand pianos, with 2,277 units shipped from its New York facility and 857 units shipped from its German facility.

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

     BOSTON PIANO COMPANY, which offers a complete line of grand and vertical pianos designed by Steinway and produced by a Japanese manufacturer, provides Steinway dealers with pianos priced in the upper end of the mid-priced piano market. The line provides dealers with an opportunity to realize better margins in the mid-market price range while capturing sales that would have otherwise gone to a competitor. The product line increases Steinway's business with its dealers, making Steinway the dealers' primary supplier in many instances. Furthermore, because historically 75% of Steinway customers have previously owned a piano, the Boston piano provides an entry-level product for future Steinway grand piano customers. The Boston line is comprised of nine upright and grand piano models, with retail prices ranging from $5,195 to $33,310.

     SELMER DIVISION manufactures brasswind and woodwind instruments, including clarinets, flutes, piccolos, trumpets, cornets, trombones, saxophones, oboes and bassoons, at its facilities in Elkhart, Indiana. The division also manufactures mouthpieces and distributes accessories such as oils, lubricants, polishes, stands, batons, sax straps, mutes and reeds. The division's products are manufactured under the SELMER, BACH, BUNDY and SIGNET brand names and are sold to student, amateur and professional musicians. Suggested retail prices generally range from $600 to $700 for student instruments and from $2,000 to $6,000 for step-up and professional instruments. Products sold to professional musicians are often customized to meet specific design options or sound characteristics. The Company believes that specialization of products helps Selmer maintain a competitive edge in quality and product design.

     Selmer owns the exclusive U.S. distribution rights for SELMER PARIS products. The SELMER PARIS saxophone is generally considered to be one of the best in the world. SELMER PARIS, in turn, has exclusive distribution rights to Selmer's woodwind and brasswind products in France. Selmer expects to renew the 99 year SELMER PARIS distribution rights agreement when it expires in 1998. SELMER PARIS products represented approximately 7% of Selmer's sales in 1997. While the extension of these distribution rights is expected, the Company believes that the failure to extend such rights would not have a material adverse effect on Selmer's operating results.

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

     EMERSON MUSICAL INSTRUMENTS, INC. ("EMERSON"), located in Elkhart, Indiana, manufactures a complete line of flutes and piccolos. Emerson's instruments are sold to student, amateur and professional musicians. Product offerings include student model flutes and piccolos, alto, bass and other background flutes, and professional model flutes made of sterling silver or gold.


CUSTOMERS

     Steinway's core customer base consists of professional artists and amateur pianists, as well as institutions such as concert halls, conservatories, colleges, universities and music schools. Customers purchase Steinway pianos either through one of the Company's five retail stores or through independently owned dealerships. Approximately 85% of Steinway piano sales in the United States are to individuals. In other countries, sales to individuals are a smaller percentage. Steinway pianos primarily are purchased by affluent individuals with incomes in excess of $100,000 per year. The typical customer is over 45 years old and has a serious interest in music. Steinway's largest dealer accounted for approximately 5% of sales in 1997, while the top 15 accounts represented 29% of sales.

     The majority of Selmer's net sales are to dealers supplying instruments to students in elementary and high school. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments. After several years, they progress to an advanced or professional level instrument. In addition, certain large instruments typically are purchased directly by school systems. Selmer products are also used by professional players. Selmer's customers include approximately 1,600 musical instrument dealers. Selmer's largest customer accounted for approximately 6% of sales in 1997, while the top 15 accounts represented approximately 30% of sales.

SALES AND MARKETING

     Steinway distributes its products primarily on a wholesale basis through approximately 200 select dealers around the globe. The New York manufacturing facility supplies dealers in North and Latin America, while the Hamburg plant manufactures pianos for sale through dealers in Europe, Africa and Asia. The New York plant manufactured approximately 73% of Steinway pianos sold in 1997.

     Approximately 88% of Steinway unit sales were sold on a wholesale basis in 1997. The remaining 12% were sold directly by Steinway at one of its five company-operated retail locations in New York, New Jersey, London, Hamburg and Berlin. Steinway's West 57th Street store in New York City, known as Steinway Hall, is one of the largest and most famous piano stores in the world.

     In the first quarter of 1997, Steinway established a Japanese subsidiary, Steinway & Sons Japan Ltd., to increase its market share in Japan, particularly at the consumer level. Steinway pianos, previously sold in Japan exclusively through a single retailer, are now offered by 23 dealers.

     STEINWAY ARTISTS. For years Steinway has successfully used renowned artists in its marketing programs. This form of marketing has helped solidify brand-name recognition as well as clearly demonstrate that Steinway pianos surpass all other brands in quality. The most effective of these is the "Steinway Artists" program - the endorsement of world class pianists who voluntarily select the Steinway piano. Steinway's program is unique, and in sharp contrast to typical modern marketing practices. Steinway does not pay artists to endorse its instruments. Indeed, to become a Steinway Artist a pianist must not only meet certain performance and professional criteria, he or she must first own a Steinway piano. The Steinway Artist roster currently includes over 1,000 of the world's finest pianists. Steinway Artists play only on Steinway. In return for their endorsements, Steinway Artists are provided with access to the Piano Bank described below.

     THE CONCERT AND ARTIST PIANO BANK. Virtually all major venues throughout the world own a Steinway piano. However, to ensure all pianists, and especially Steinway Artists, have a broad selection of instruments to meet each individual's touch and tonal preferences, Steinway maintains the famed Concert and Artist Piano Bank (the "Piano Bank"). The Piano Bank includes approximately 350 instruments worldwide. Of these instruments, approximately 285 are located in the United States. In New York City, the Steinway concert department has approximately 112 concert grands available for various occasions. The balance of the domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program. In addition to promoting Steinway's products in the music industry, the Piano Bank provides Steinway with feedback on the quality and performance of the instruments from its most critical customer, the professional pianist. Since the average age of the instruments in the Piano Bank is less than 4 years, Steinway receives continuous feedback on recently produced instruments. Generally, the Piano Bank instruments are sold after five years and are replaced with new pianos.

     DISTRIBUTION, SALES AND MARKETING OF THE BOSTON PIANO LINE. The Boston piano line is targeted at the high end of the mid-priced segment of the market. The line was introduced to provide a broader product offering for dealers and provide an entry-level product for future Steinway grand piano customers. With certain limited exceptions, Steinway allows only Steinway dealers to carry the Boston piano line and thus ensures that the pianos will be marketed as a complementary product line. Increased traffic generated by the Boston piano creates current and future customers for Steinway. The introduction of a lower-priced alternative has not negatively impacted the sales of other Steinway pianos. The Boston piano line profits from the "spillover" effect created by the marketing efforts supporting Steinway's main product lines.

     BAND AND ORCHESTRAL INSTRUMENTS. Band, orchestral and percussion instruments and related accessories are marketed in the U.S. and Canada by district sales managers and independent sales representatives who are responsible for sales within assigned geographic territories. Each district sales manager is also responsible for developing relationships with elementary, junior high, high school and college band and orchestral educators and professional players. These individuals are the primary influence in the choice of an instrument brand. In general, band directors refer students to designated dealers for the purchase of instruments. Management believes that its well established, long standing relationships with these music influencers are an important component of its distribution strategy.

     Internationally, products are sold through distributors located in each major country. Distributors establish their own dealer networks and service them with their own sales representatives. Selmer employs an international representative to help distributors market the Company's products.

     Dealers and distributors are supported through incentive programs, advertising and promotional activities. Trade shows, print media, direct mail, telemarketing, the internet and personal sales calls are the primary methods of reaching customers. The Company actively advertises in consumer, educator and trade magazines and publications. In addition, Selmer executives attend several trade shows each year providing extensive opportunities to interface directly with customers.

     The Company's educational director travels extensively, lecturing and motivating students, educators and parents on the value of music in a child's development. The Company also provides educational materials, catalogs and product specifications to students, educators, dealers and distributors.


MUSICAL INSTRUMENT INDUSTRY

     PIANOS. The overall piano industry can be best analyzed when subdivided into three categories: high end grand pianos, where Steinway realizes the vast majority of its profit; mid/low end grand pianos; and vertical pianos. Grand piano sales are affected by economic cycles, with the high end pianos tending to lag in both the entry and recovery phases of the cycle.
Consistent with this, the unit volume of Steinway's domestic sales has increased steadily during the current U.S. economic expansion. The overall decline in domestic piano sales has been driven primarily by a sharp decrease in vertical pianos which have been impacted by the increase in competition stemming from electronic alternatives and lower-cost, smaller, mass produced grand pianos. Since only a small percentage of Steinway's profits are derived from sales of vertical pianos, management believes this trend will not have a material adverse effect on Steinway's operating results.

     Market size and volume trends are difficult to quantify for international markets as there is no single source for worldwide sales data. Korea, China and Japan are the three largest piano markets in the world. Steinway's strongest international markets outside the Americas are Germany, Japan, Switzerland, France and the United Kingdom.

     While adverse economic conditions in the Asian markets have slowed expansion opportunities in Japan, the Company believes that its long-term prospects remain good. Japan is currently the second largest grand piano market in the world. Steinway currently has less than 2% market share in Japan, compared to an average market share of 8% in other major markets. The Company's distribution strategy is aimed at improving its market share.

     BAND AND ORCHESTRAL INSTRUMENTS. The Company believes that the band and orchestral instrument industry has historically been impacted more by demographic trends and school budgeting than by macroeconomic cycles. The band and orchestral instrument industry experienced moderate sales declines starting in the mid to late 1970s, which strongly correlated to a decline in eleven year old children during the same time period. Since 1984, the industry has experienced steady growth, consistent with the increases in both student enrollment (grades K through 12) and school expenditures.

     Recent cultural and social trends placing more importance on music education as a part of a child's development have also contributed positively to industry sales. The Company believes that parents are encouraging their children to pursue musical instruments as a response to recent studies that show participation in music programs increase a student's ability to excel in other aspects of their education (e.g., college entrance test scores). Additionally, many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.


COMPETITION

     The Company is one of the largest domestic producers of band and orchestral instruments. New entrants have difficulty competing with the Company due to the long learning curve inherent in the production of musical instruments, cost of tooling, significant capital requirements, lack of name-brand recognition and an effective distribution system.

     The Company enjoys leading market shares in most of its product lines and holds a unique position at the top end of the market for grand pianos. Few manufacturers compete directly with Steinway, both in terms of quality and price.

     Management believes that used instruments provide significant competition within certain segments of the musical instrument industry. Because of the potential savings associated with buying a used Steinway piano, as well as the durability of the instrument, a relatively large market exists for used Steinways. It is difficult to estimate the significance of used piano sales, since most are conducted in the private aftermarket. The Company, however, believes that used Steinway pianos provide the most significant competition in its market segment. To capitalize on this segment, Steinway has recently increased its emphasis on both its restoration services and the procurement, refurbishment and sale of used Steinway pianos. The effect of used instruments in the band and orchestral market is less significant since instruments are less durable.


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

MANUFACTURING PROCESS

     The manufacturing process for musical instruments involves essentially two main production phases: the production of component parts and instrument assembly. Employees perform various forming, drilling, and cutting operations during the parts production phase. Investment in new equipment in this area over the last three years has allowed the Company to increase its production capacity and improve quality. Skilled craftsmen assemble component parts for the final assembly of the instruments. Each instrument is tested or tuned and regulated to the Company's specifications.

     The manufacturing process for pianos takes up to nine months to achieve the high quality standards expected for Steinway pianos. Raw materials are purchased primarily in the United States and Europe.

     The Company maintains a fairly constant production schedule for band and orchestral instruments in order to minimize labor disruptions and to keep work-in-process inventories relatively stable. Raw materials used in the production of brasswind and woodwind instruments are purchased primarily in the United States. Component parts are imported from Europe and Asia for stringed and percussion instruments.


LABOR

     As of December 31, 1997, the Company employed 2,058 people, consisting of 1,552 hourly and 506 salaried employees. Of the 2,058 employees, 1,635 were employed in the United States and the remaining 423 were employed in Europe.

     At the New York manufacturing and retail facilities, all employees except executives, supervisory employees and clerical, administrative and retail sales department employees are represented by the United Furniture Workers/IUE, AFL/CIO. In October 1997, the Company entered into a new collective bargaining agreement with these workers which will expire in September 2000. In Hamburg, Germany, manufacturing employees are represented by the workers' council, Gewerkschaft Holz und Kunststoff, which negotiates on their behalf. In Germany, Steinway participates in a consortium with other local manufacturers in similar industries to negotiate labor rates. Wage increases tend to track those of the major unions in Germany. The contract covering hourly German employees is negotiated annually. The United Auto Workers and the United Brotherhood of Carpenters represent 680 members of Selmer's workforce. In March 1997, the Company entered into new collective bargaining agreements with the United Auto Workers membership which will expire in February 2000. The agreement covering the rest of its union membership expires in November 1999. The Company believes that its relationship with its employees is generally good.

ITEM 2         PROPERTIES

     The Company owns most of its manufacturing and warehousing facilities. All of the Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure the Company's debt. The following table lists the Company's owned and leased facilities.

                                    APPROXIMATE
                                    FLOOR SPACE
LOCATION            OWNED/LEASED   (SQUARE FEET)   ACTIVITY
--------            ------------   -------------   --------
New York, NY            Owned         449,900      Piano manufacturing; restoration center;
                                                   executive offices; training
                        Leased         38,750      Steinway Hall retail store/showroom
Hamburg, Germany        Owned         220,660      Piano manufacturing; executive offices; training
                        Leased         11,300      Steinway Haus retail store/showroom
Elkhart, IN             Owned         144,000      Brasswind manufacturing
                        Owned          77,000      Woodwind manufacturing
                        Owned          75,000      Warehouse
                        Owned          25,000      Executive offices
                        Leased         17,000      Flute manufacturing
LaGrange, IL            Owned          46,000      Percussion instrument manufacturing
                        Leased         18,000      Timpani production
Monroe, NC              Leased        147,000      Drum and case manufacturing
Cleveland, OH           Leased         52,000      Stringed instrument manufacturing
London, England         Leased         20,000      VBI office and warehouse
                        Leased          9,580      Steinway Hall retail store/showroom
                        Leased          5,780      Piano repair/restoration
Tokyo, Japan            Leased          6,040      Warehouse and selection center
                        Leased          1,040      Executive offices
Berlin, Germany         Leased          5,650      Steinway Haus retail store/showroom
Paramus, NJ             Leased          4,200      Steinway Hall West retail store
Waltham, MA             Leased          2,440      Executive offices

     The Company spent approximately $5.6 million for capital expenditures in 1997. The majority of the expenditures were used for new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it modernizes its equipment and renovates its facilities in order to expand its production capacity and piano restoration services.


ITEM 3         LEGAL PROCEEDINGS

     The Company is involved in three legal proceedings regarding Environmental Matters, which are described below. Further, in the ordinary course of business, the Company is party to various legal actions that management believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, management believes that, based on its experience in dealing with these matters, the ultimate resolution of these matters will not have a material adverse impact on the business, financial condition and results of operations or prospects of the Company.

     ENVIRONMENTAL MATTERS - The Company is subject to compliance with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Certain environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances, which responsibility is broadly construed.

     On August 9, 1993, Philips Electronics North America Corporation ("Philips") agreed to continue to indemnify the Company for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the "Environmental Indemnity Agreement"). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement. The Environmental Indemnity Agreement terminates on December 29, 2008. Three matters covered by the Environmental Indemnity Agreement are currently pending. For two of these sites, Philips has entered into Consent Orders with the Environmental Protection Agency ("EPA") or the North Carolina Department of Environment, Health and Natural Resources, as appropriate, whereby Philips has agreed to pay required response costs. For the third site, the EPA has notified Selmer it intends to carry out the final remediation remedy itself. The EPA estimates that this remedy has a present net cost of approximately $12 million. Over 40 persons or entities have been named by the EPA as potentially responsible parties at this site. This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement. The potential liability of the Company at any of these sites is affected by several factors including, but not limited to, the method of remediation, the Company's portion of the materials in the site relative to the other named parties, the number of parties participating and the financial capabilities of the other potentially responsible parties once the relative share has been determined. No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

     The Company operates manufacturing facilities at locations where hazardous substances (including chlorinated solvents) were used. The Company believes that an entity that formerly operated one such facility may have released hazardous substances at such location, which is leased by the Company. The Company has not contributed to such release. Further, the Company has a contractual indemnity from certain stockholders of such entity. Such facility is not the subject of a legal proceeding involving the Company and to the Company's knowledge, is not subject to investigation. However, no assurance can be given that legal proceedings will not arise in the future and that such indemnitors would make the payments described in the indemnity.

     The matters described above and the Company's other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. However, some risk of environmental liability is inherent in the nature of the Company's current and former businesses and the Company might in the future incur material costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental laws.


ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

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

                                        High       Low
                                        ----       ---
Fiscal Year Ended December 31, 1996
     Third Quarter                     $19.00     $16.38
     Fourth Quarter                     18.38      16.13


Fiscal Year Ended December 31, 1997
     First Quarter                     $19.88     $17.00
     Second Quarter                     19.63      15.25
     Third Quarter                      24.25      19.19
     Fourth Quarter                     25.00      22.00

     The Company's common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of February 27, 1998, there were 276 holders of record of the Company's ordinary common stock and two holders of record of the Class A common stock.

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

ITEM 6         SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company as of and for the five years ended December 31, 1997, derived from the audited financial statements of the Company. The table should be read in conjunction with the audited consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                    Predecessor (1)                             Company
                                    ----------------  ---------------------------------------------------------------------
                                                Period                              Year Ended December 31,
(Dollars in thousands, except        -------------------------     --------------------------------------------------------
   per share information)               1/1/93 -      8/11/93 -
                                       8/10/93        12/31/93         1994         1995 (2)         1996          1997
                                     -----------     ----------    ----------      ----------     ---------     ---------
INCOME STATEMENT DATA:
Net sales                              $ 57,171      $  34,339     $  101,114      $ 189,805      $ 257,903     $ 277,848
Gross profit                             17,955          5,484         31,661         50,218         84,235        93,281
Earnings (loss) from operations           5,520         (1,640)        12,472         13,102         33,020        38,932
Net income (loss) before
      extraordinary item                  1,405         (3,109)         2,922         (2,074)         7,421        13,700
Income (loss) per share before
      extraordinary item:
      Basic                                   -          (2.07)          1.95          (1.36)          1.00          1.45
      Diluted                                 -          (2.07)          0.52          (1.36)          1.00          1.45

Weighted average shares:
      Basic                                   -      1,499,900      1,499,900      1,524,663      7,418,580     9,426,122
      Diluted                                 -      1,499,900      5,660,000      1,524,663      7,418,580     9,458,841

OTHER FINANCIAL DATA:
Adjusted gross profit (3)              $ 17,955      $  10,238     $   31,925      $  59,856      $  84,235     $  93,281
EBITDA (3) (4)                            8,522          4,597         16,638         30,479         44,520        50,175
Capital expenditures                        576            303          1,112          3,162          5,199         5,634
Cash flows from:
   Operating activities                  (8,565)        15,102         10,973          6,663          5,927        13,835
   Investing activities                    (577)       (94,413)        (1,202)      (107,702)        (5,039)       (8,968)
   Financing activities                   9,512         78,648         (9,549)       104,365           (865)       (3,440)

MARGINS:
Adjusted gross profit (3)                  31.4%          29.8%          31.6%          31.5%          32.7%         33.6%
EBITDA  (3) (4)                            14.9           13.4           16.5           16.1           17.3          18.1

BALANCE SHEET DATA (AT PERIOD END):
Cash                                   $    716      $      53      $     380      $   3,706      $   3,277     $   5,271
Current assets                           69,563         56,736         56,265        132,380        140,353       151,622
Total assets                             95,349         88,970         85,524        263,796        265,366       266,708
Current liabilities                       9,907         10,174         13,388         41,767         37,720        40,429
Total debt                               65,053         71,369         62,057        174,039        118,391       115,457
Partners'/Stockholders' equity           17,999          4,226          7,253          5,828         67,878        75,761



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

OVERVIEW

     The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments. The Company's net sales and earnings from operations improved 7.7% and 17.9%, respectively, for 1997 compared to 1996. The Company believes that these operating performance improvements have resulted from implementation of the Company's strategy to capitalize on its strong brand names and leading market positions. The Company's net sales of $278 million for the year ended December 31, 1997 were comprised of Steinway piano sales of $145 million and Selmer band and orchestral instrument sales of $133 million.

     Steinway's piano sales are influenced by general economic conditions in the United States and Europe, demographic trends and general interest in music and the arts. Steinway's operating results are primarily affected by grand piano sales. Given the total number of grand pianos sold by Steinway in any year (3,134 sold in 1997), a decrease of a relatively few number of units being sold by Steinway can have a material impact on the Company's business and operating results. Domestic grand piano unit shipments have increased 27% from 1994 to 1997, largely attributable to the economic recovery in the United States as well as increased selling and marketing efforts. Grand piano unit shipments to international markets have remained relatively flat over the same period reflecting the weakness of the European economies. In 1997, approximately 60% of Steinway's sales were in the United States, 28% in Europe and the remaining 12% primarily in Asia.

     Selmer student instrument sales are strongly influenced by trends in school enrollment and general attitudes toward music and the arts. The school instrument business is generally resistant to macroeconomic cycles and strongly correlated to the number of school children in the United States, which is expected to grow steadily through 2005. Beginner instruments accounted for 74% of Selmer's unit shipments and 51% of instrument revenues in 1997 with advanced and professional instruments representing the balance.

     Band and orchestral instrument unit shipments have grown an average of 4% a year, and sales have grown an average of 10% a year, since 1994. The unit and sales growth is the result of management's efforts to capitalize on the favorable demographic trends and the generally positive attitudes towards music education by parents. Efforts have included increasing production capacity to meet the growing demand for its products and directing marketing programs toward the school age population.

     Although the Company cannot accurately predict the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations in recent years. Sales to customers outside the United States represent approximately 30% of consolidated sales, with Steinway's international sales accounting for over 71% of these international sales. A significant portion of Steinway's international sales originate from its German manufacturing facility, resulting in sales, cost of sales and related operating expenses denominated in deutsche marks. While currency translation has affected international sales, cost of sales and related operating expenses, it has not had a material impact on operating income. The Company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency. The Company does not purchase currency related financial instruments for purposes other than exchange rate risk management.

     The Company's effective tax rates vary depending on the relative proportion of foreign to U.S. income (foreign income generally bears higher rates of tax) and absorption of foreign tax credits in the U.S. In 1997, U.S. income increased relative to foreign income and the rate of credit absorption increased slightly. This shift in income combined with certain tax saving strategies reduced the Company's effective tax rate from 53% in 1996 to 48% in 1997.

RESULTS OF OPERATIONS

     In May 1995, Selmer acquired Steinway for approximately $104.0 million. The acquisition was accounted for as a purchase for financial reporting purposes. The consolidated financial statements of the Company as of and for the year ending December 31, 1995 include the effects of the acquisition as well as the results of operations for Steinway for the period May 25, 1995 to December 31, 1995.

     In August 1996, the Company completed an initial public offering of its ordinary common stock which raised approximately $63.1 million. After deducting expenses of approximately $2.3 million, the Company used the net proceeds from the offering to repay $54.6 million of Senior Secured Notes and related prepayment penalties of $4.5 million.

     In January 1997, the Company acquired Emerson for approximately
$2.0 million, including assumed liabilities of $0.4 million. The acquisition was accounted for as a purchase for financial reporting purposes.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     NET SALES - Net sales increased $19.9 million (7.7%) to $277.8 million in 1997. Piano sales increased $8.9 million (6.6%) despite the negative impact of $7.9 million from foreign currency translation. Total piano shipments increased nearly 19%, comprised of a 33% increase in Boston units and a 6% increase in Steinway units. Band and orchestral instrument sales increased $11.0 million (9.0%) in 1997. Emerson contributed $2.9 million of the band sales increase. Total instrument shipments increased 5% for the year.

     GROSS PROFIT - Gross profit increased $9.0 million (10.7%) to $93.3 million. Gross margins increased to 33.6% in 1997 compared to 32.7% in 1996. This improvement is primarily due to greater efficiencies associated with higher levels of piano production combined with a Yen driven reduction in costs of the Boston piano line of approximately $2.1 million.

     OPERATING EXPENSES - Operating expenses increased $3.1 million (6.1%) to $54.3 million in 1997. Additional operating costs associated with new subsidiaries totaled $1.6 million in 1997. After adjusting for these additional expenses, operating costs increased only 3.1% over 1996. Overall, operating expenses decreased as a percentage of sales from 19.9% in 1996 to 19.6% in 1997.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by
$5.9 million (17.9%) to $38.9 million in 1997. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased $4.3 million (25.3%) to $12.8 million in 1997. This decrease represents the savings realized from the retirement of the Company's Senior Secured Notes in September 1996.


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     NET SALES - Net sales increased $68.1 million (35.9%) to $257.9 million in 1996. Steinway sales contributed $55.4 million of this increase, reflecting the impact of a full year's results in 1996 versus the seven months included in 1995. Selmer sales increased $12.7 million (11.6%) with instrument unit growth of 4.1% representing $2.8 million of the increase. The balance of the increase relates to price increases and a favorable mix of higher priced instruments.

     GROSS PROFIT - Gross profit increased $34.0 million (67.7%) to
$84.2 million. Steinway contributed $26.6 million of this increase, the majority of which is attributable to the full year's sales impact noted above. In addition, 1995 results were affected by $9.6 million in additional cost of sales relating to the fair value adjustment of Steinway's inventory effected upon its acquisition. Selmer gross profit increased $7.5 million (22.1%) in 1996, reflecting the increase in sales. Gross margins increased to 32.7% in 1996 compared to 26.5% in 1995 primarily as a result of having fully absorbed the $9.6 million Steinway inventory acquisition adjustment during 1995.

     OPERATING EXPENSES - Operating expenses increased $14.1 million (38.0%) to $51.2 million in 1996. Steinway operating expenses accounted for $12.7 million of the increase. Selmer operating expenses increased $1.2 million (6.3%) to $20.7 million, but decreased as a percentage of sales from 17.8% in 1995 to 17.0% in 1996. Overall, operating expenses remained under 20.0% of sales for both 1995 and 1996.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by
$19.9 million (152.0%) to $33.0 million in 1996. The impact of Steinway's full year results in 1996 combined with the negative effect on 1995 earnings associated with the $9.6 million inventory acquisition adjustment accounted for $13.7 million of this improvement. The remaining $6.2 million increase in earnings represents the contribution from Selmer's increased sales level.

     NET INTEREST EXPENSE - Net interest expense increased $2.8 million (19.3%) to $17.1 million in 1996. This increase was a product of the additional five months that the $110 million in Steinway acquisition debt was outstanding offset by the savings realized from the early extinguishment of $55 million in senior secured notes accomplished with the proceeds of the Company's initial public offering in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash provided by operations was $6.7 million in 1995, $5.9 million in 1996 and $13.8 million in 1997. Major acquisitions have been financed through the issuance of long-term debt. Cash provided from the issuance of $105.0 million of Senior Subordinated Notes funded the Steinway acquisition in 1995.

     Capital expenditures in 1995, 1996 and 1997 were $3.2 million, $5.2 million and $5.6 million, respectively. These capital expenditures were primarily used for purchasing new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it modernizes its equipment and renovates its facilities in order to expand its production capacity and piano restoration services.

     Consistent with industry practice, Selmer sells band instruments almost entirely on credit utilizing the two financing programs described below. These programs create large working capital requirements during the year when band instrument receivable balances reach highs of approximately $55-60 million in August and September, and lows of approximately $25-30 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and to facilitate the rent-to-own programs offered to students by many retailers, also allow Selmer to match its production and delivery schedules. Selmer offers the following two forms of financing to qualified band instrument dealers:

a) RECEIVABLE DATING: Purchases made from January through September have payment due in October. Purchases made from October to December have payment due in January. Dealers are offered discounts for early payment.

b) NOTE RECEIVABLE FINANCING: Qualified dealers may convert open accounts to a note payable to Selmer. The note program is offered in January and October, and coincides with the receivable dating program. The note receivable is secured by dealer inventories and receivables. The majority of notes receivable are purchased by a third-party financial institution, on a full recourse basis. The Company's current arrangement, which allows the financial institution to purchase, at its option, up to an aggregate of $15.0 million of notes receivable per year, expires in 2000. Net notes receivable sales generated approximately $11.8 million and $15.1 million in cash in 1996 and 1997, respectively.

     Unlike many of its competitors in the piano industry, Steinway does not provide extended financing arrangements to its dealers. To facilitate long-term financing required by some dealers, Steinway has arranged for financing through a third-party provider which generally involves no guarantee by Steinway.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Facility"). The Facility provides the Company with a potential borrowing capacity of up to $60.0 million, based on eligible accounts receivable and inventory. Borrowings are secured by a first lien on the Company's domestic inventory, receivables, and fixed assets. As of December 31, 1997, no amounts were outstanding, and availability was approximately $50.3 million. The Facility currently bears interest at the Eurodollar rate plus 2.5% and expires March 31, 2000. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 25 million deutsche marks.

     At December 31, 1997, the Company's total outstanding indebtedness amounted to $115.5 million, consisting of $110.0 million of 11% Senior Subordinated Notes and $5.5 million of notes payable to foreign banks. Cash interest paid was $17.7 million and $13.5 million in 1996 and 1997, respectively. All of the Company's debt agreements contain covenants that place certain restrictions on the Company, including its ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends.

     The Board of Directors of the Company approved a share repurchase program in November 1997. The program authorizes management to make discretionary repurchases of its ordinary common stock up to a limit of $25 million. Shares purchased will be held as treasury shares to be used for corporate purposes. During 1997, 85,900 shares were repurchased under the program at a cost of $1.9 million.

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue. The Company presently believes the Year 2000 problem will not pose significant operational problems and the cost of remediating any identified problems is not anticipated to be material to its financial position or results of operations either in the aggregate or in any given year.

     Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share". Prior to 1997, the Company computed income (loss) per common share using the methods outlined in Accounting Principles Board Opinion No. 15, Earnings Per Share, and its interpretations. Previously reported income (loss) per common share for years prior to 1997 did not differ materially from that computed using SFAS 128.

     In June 1997, the Financial Accounting Standards Board (FASB) released SFAS No. 130, "Reporting Comprehensive Income", which the Company will be required to adopt in 1998. SFAS 130 requires that the Company provide a prominent display of the components of items of other comprehensive income. The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Adoption will not have an effect on reported results of operations or financial position.

     In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a company disclose segmented information about its businesses based upon the way in which management oversees and evaluates the results of such businesses. The Company has elected to early adopt the provisions of SFAS 131 in 1997.

     In February 1998, the FASB released SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which the Company will be required to adopt in 1998. SFAS 132 will require additional disclosure concerning changes in the Company's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption will not have any effect on reported results of operations or financial position.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 1996 and 1997
     Consolidated Statements of Operations for the Years Ended December 31,
       1995, 1996 and 1997
     Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1995, 1996 and 1997
     Consolidated Statements of Cash Flows for the Years Ended December 31,
       1995, 1996 and 1997
     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Steinway Musical Instruments, Inc.


We have audited the accompanying consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, listed on page 18. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 1998

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1997
                   (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)


                                                                           December 31,  December 31,
                                                                               1996          1997
                                                                           ------------  ------------
ASSETS
Current assets:
   Cash                                                                      $  3,277      $  5,271
   Accounts, notes and leases receivable, net of allowance for
      bad debts of $7,120 and $7,504 in 1996 and 1997, respectively            45,563        47,377
   Inventories                                                                 82,950        87,954
   Prepaid expenses and other current assets                                    2,867         4,832
   Deferred tax asset                                                           5,696         6,188
                                                                             --------      --------
Total current assets                                                          140,353       151,622

Property, plant and equipment, net                                             62,101        58,629
Other assets, net                                                              26,291        22,891
Cost in excess of fair value of net assets acquired, net of accumulated
      amortization of $1,894 and $2,734 in 1996 and 1997, respectively         36,621        33,566
                                                                             --------      --------
TOTAL ASSETS                                                                 $265,366      $266,708
                                                                             --------      --------
                                                                             --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                       $  2,354      $  3,338
   Accounts payable                                                             6,453         5,668
   Other current liabilities                                                   28,913        31,423
                                                                             --------      --------
Total current liabilities                                                      37,720        40,429

Long-term debt                                                                116,037       112,119
Deferred taxes                                                                 30,003        26,279
Non-current pension liability                                                  13,728        12,120
                                                                             --------      --------
Total liabilities                                                             197,488       190,947

Commitments and Contingent Liabilities

Stockholders' equity:
   Class A Common Stock, $.001 par value, authorized 5,000,000 shares,
      477,953 shares issued and outstanding                                         -             -
   Common stock, $.001 par value, authorized 90,000,000 shares, 8,944,984
      and 8,889,641 shares outstanding in 1996 and 1997, respectively               9             9
   Additional paid-in capital                                                  68,729        69,206
   Retained earnings                                                              792        14,492
   Accumulated translation adjustment                                          (1,652)       (6,030)
   Treasury stock                                                                   -        (1,916)
                                                                             --------      --------
     Total stockholders' equity                                                67,878        75,761
                                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $265,366      $266,708
                                                                             --------      --------
                                                                             --------      --------

See notes to consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                          1995           1996         1997
                                                       ----------     ----------    ----------
Net sales                                              $  189,805     $  257,903    $  277,848
Cost of sales                                             139,587        173,668       184,567
                                                       ----------     ----------    ----------
Gross profit                                               50,218         84,235        93,281

Operating expenses:
   Sales and marketing                                     21,001         29,206        32,441
   Provision for doubtful accounts                            797            760           742
   General and administrative                              11,612         16,363        17,531
   Amortization                                             3,041          4,388         3,869
   Other expense                                              665            498          (234)
                                                       ----------     ----------    ----------
Total operating expenses                                   37,116         51,215        54,349
                                                       ----------     ----------    ----------
Earnings from operations                                   13,102         33,020        38,932

Other (income) expense:
   Other income, principally interest and late charges       (583)          (763)         (728)
   Interest and amortization of debt discount              14,923         17,870        13,504
                                                       ----------     ----------    ----------
Other expense, net                                         14,340         17,107        12,776
                                                       ----------     ----------    ----------
Income (loss) before income taxes                          (1,238)        15,913        26,156

Provision for income taxes                                    836          8,492        12,456
                                                       ----------     ----------    ----------
Income (loss) before extraordinary item                    (2,074)         7,421        13,700

Extraordinary item - Early extinguishment
   of debt (net of tax benefit of $2,640)                                  4,368             -
                                                       ----------     ----------    ----------
Net income (loss)                                      $   (2,074)    $    3,053    $   13,700
                                                       ----------     ----------    ----------
                                                       ----------     ----------    ----------
Basic income (loss) per share:
   Income (loss) before extraordinary item             $    (1.36)    $     1.00    $     1.45
   Extraordinary item                                                       (.59)
                                                       ----------     ----------    ----------
   Net income (loss)                                   $    (1.36)    $      .41    $     1.45
                                                       ----------     ----------    ----------
                                                       ----------     ----------    ----------
Diluted income (loss) per share:
   Income (loss) before extraordinary item             $    (1.36)    $     1.00    $     1.45
   Extraordinary item                                                       (.59)
                                                       ----------     ----------    ----------
   Net income (loss)                                   $    (1.36)    $      .41    $     1.45
                                                       ----------     ----------    ----------
                                                       ----------     ----------    ----------
Weighted average shares:
   Basic                                                1,524,663      7,418,580     9,426,122
   Diluted                                              1,524,663      7,418,580     9,458,841



See notes to consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)



                                                                            Additional     Retained     Accumulated
                                    Preferred     Common                      Paid in      Earnings     Translation      Treasury
                                      Stock       Stock        Warrants       Capital      (Deficit)     Adjustment       Stock
                                    ---------     ------       --------     ----------    ----------    -----------      --------

Balance, January 1, 1995             $  1          $ -         $ 2,335       $ 4,999      $  (187)       $   105         $     -

Net loss                                                                                   (2,074)

Foreign currency translation
    adjustment                                                                                                19

Issuance of 297,150 shares of
    common stock                                     -                           630
                                     -----         ---         -------       -------      --------       --------        --------
Balance, December 31, 1995               1           -           2,335         5,629       (2,261)           124               -

Net income                                                                                  3,053

Foreign currency translation
    adjustment                                                                                            (1,776)

Issuance of 3,570,000 shares
    of common stock                                  4                        60,769

Conversion of preferred stock
    and warrants                        (1)          5          (2,335)        2,331
                                     -----         ---         -------       -------      --------       --------        --------
Balance, December 31, 1996               -           9               -        68,729          792         (1,652)              -

Net income                                                                                 13,700

Foreign currency translation
    adjustment                                                                                            (4,378)

Issuance of 30,557 shares of
    common stock                                                                 477

Purchase of 85,900 shares of
    treasury stock                                                                                                        (1,916)
                                     -----         ---         -------       -------      --------       --------        --------
Balance, December 31, 1997           $   -         $ 9         $     -       $69,206      $14,492        $(6,030)        $(1,916)
                                     -----         ---         -------       -------      --------       --------        --------
                                     -----         ---         -------       -------      --------       --------        --------

See notes to consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                           1995            1996         1997
                                                       ----------       ---------    ----------
Cash flows from operating activities:
  Net income (loss)                                    $   (2,074)      $  3,053     $  13,700
  Adjustments to reconcile net income (loss) to cash
    flows from operating activities:
    Depreciation and amortization                           7,739         10,970        10,581
    Provision for doubtful accounts                           797            760           742
    Deferred tax benefit                                   (5,083)        (3,123)       (3,012)
    Early extinguishment of debt                                           4,368
    Other                                                     370            274           143
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                (4,203)        (4,606)       (3,098)
      Inventories                                           7,664         (5,786)       (7,298)
      Prepaid expense and other current assets               (701)          (127)         (909)
      Accounts payable                                      1,354         (1,712)         (685)
      Accrued expenses                                        800          1,856         3,671
                                                       ----------       ---------    ----------
    Cash flows from operating activities                    6,663          5,927        13,835

Cash flows from investing activities:
  Capital expenditures                                     (3,162)        (5,199)       (5,634)
  Proceeds from disposals of fixed assets                      51             51            44
  Changes in other assets                                  (1,801)           109        (1,772)
  Business acquisition (net of cash acquired)            (102,790)             -        (1,606)
                                                       ----------       ---------    ----------
    Cash flows from investing activities                 (107,702)        (5,039)       (8,968)

Cash flows from financing activities:
  Borrowing under lines of credit                         147,993        195,222       227,185
  Repayments under lines of credit                       (148,486)      (196,754)     (228,304)
  Proceeds from issuance of long-term debt                110,000          4,717
  Proceeds from issuance of stock                             630         60,773           477
  Purchase of treasury stock                                                            (1,916)
  Repayments of long-term debt                             (5,772)       (64,823)         (882)
                                                       ----------       ---------    ----------
    Cash flows from financing activities                  104,365           (865)       (3,440)

Effects of foreign exchange rate changes on cash                -           (452)          567
                                                       ----------       ---------    ----------

Increase (decrease) in cash                                 3,326           (429)        1,994
Cash, beginning of year                                       380          3,706         3,277
                                                       ----------       ---------    ----------

Cash, end of year                                      $    3,706       $  3,277     $   5,271
                                                       ----------       ---------    ----------
                                                       ----------       ---------    ----------

Supplemental Cash Flow Information
    Interest paid                                      $   13,399       $  17,665    $  13,508
    Income taxes paid                                  $    5,532       $  11,145    $  13,751



See notes to consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(1)  NATURE OF BUSINESS

     Steinway Musical Instruments, Inc. and subsidiaries (the "Company") is one of the world's leading manufacturers of musical instruments. The Company, through its wholly-owned subsidiaries The Steinway Piano Company, Inc. (Steinway) and The Selmer Company, Inc. (Selmer), manufactures and distributes products within the musical instrument industry. Steinway produces the highest quality piano in the world and has one of the most highly recognized and prestigious brand names. Selmer is the leading domestic manufacturer of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. Selmer Paris saxophones, Bach trumpets and trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world. In May 1995, Selmer purchased the assets of Steinway for approximately $104 million. In January 1997, the Company purchased the assets of Emerson Musical Instruments, Inc. for approximately $2.0 million. Each acquisition has been accounted for as a purchase for financial reporting purposes. The consolidated financial statements of the Company include the results of operations for each business since its date of acquisition.


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

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly-owned subsidiaries, including Selmer and Steinway. Significant intercompany balances have been eliminated in consolidation.

     REVENUE RECOGNITION - Revenue is generally recognized upon shipment. The Company provides for the estimated costs of warranties at the time of sale.

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

     INVENTORIES - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. In May 1995, Steinway inventories were adjusted up by approximately $9,638 to reflect their fair market value on the date of acquisition. Cost of sales for the year ended December 31, 1995 included the impact of this adjustment.

     DEPRECIATION AND AMORTIZATION - Property, plant and equipment are recorded at cost or at fair value in the case of assets acquired through business acquisitions. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining term of the respective lease, whichever is shorter. Estimated useful lives are as follows:

     Building and improvements              15-30 years
     Leasehold improvements                  5-15 years
     Machinery, equipment and tooling        3-10 years
     Office furniture and fixtures           3-10 years
     Concert and artist and rental pianos      15 years

     Cost in excess of fair value acquired is amortized over 40 years. Trademarks acquired are recorded at appraised value and are amortized over 10 years. Deferred financing costs are amortized on a straight-line basis over the repayment periods of the underlying debt.

     The Company periodically evaluates the recoverability of its long-lived assets by comparison of the expected future undiscounted cash flows expected to be generated by those assets to their carrying value. To date, no impairment losses have been noted or recorded as a result of this evaluation process.

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

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees".

     INCOME (LOSS) PER COMMON SHARE - In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share".
Prior to 1997, the Company computed income (loss) per common share using the methods outlined in APB Opinion No. 15, "Earnings Per Share", and its interpretations. Previously reported income (loss) per common share for years prior to 1997 did not differ materially from that computed using SFAS 128.

Under SFAS 128, basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such items would be antidilutive.

A reconciliation of weighted average shares used for the basic computation and that used for the diluted computation is as follows:

                                                     1995        1996        1997
                                                  ---------   ---------   ---------
Weighted average shares for basic                 1,524,663   7,418,580   9,426,122
Dilutive effect of stock options and warrants             -           -      32,719
                                                  ---------   ---------   ---------
Weighted average shares for diluted               1,524,663   7,418,580   9,458,841
                                                  ---------   ---------   ---------
                                                  ---------   ---------   ---------

     ENVIRONMENTAL MATTERS - Potential environmental liabilities are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies", which requires a liability to be recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. See Note 10.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board (FASB) released SFAS No. 130, "Reporting Comprehensive Income", which the Company will be required to adopt in 1998. SFAS 130 requires that the Company provide a prominent display of the components of items of other comprehensive income. The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Adoption will not have an effect on reported results of operations or financial position.

     In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a company disclose segmented information about its businesses based upon the way in which management oversees and evaluates the results of such businesses. The Company has elected to early adopt the provisions of SFAS 131 in 1997. See Note 14.

     In February 1998, the FASB released SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which the Company will be required to adopt in 1998. SFAS 132 will require additional disclosure concerning changes in the Company's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption will not have any effect on reported results of operations or financial position.


(3)  INVENTORIES

     Inventories consist of the following:

                                                                  December 31,
                                                             --------------------
                                                               1996        1997
                                                             -------      -------
     Raw materials                                           $12,114      $11,944
     Work in process                                          33,428       35,309
     Finished goods                                           37,408       40,701
                                                             -------      -------
     Total                                                   $82,950      $87,954
                                                             -------      -------
                                                             -------      -------

(4)  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                                  December 31,
                                                             --------------------
                                                              1996         1997
                                                             -------      -------
     Land                                                    $17,835      $16,914
     Building and improvements                                20,080       19,691
     Leasehold improvements                                      779        1,318
     Machinery, equipment and tooling                         19,526       22,036
     Office furniture and fixtures                             5,033        5,629
     Concert and artist and rental pianos                     11,470       10,740
     Construction in progress                                  1,282        1,832
                                                             -------      -------
                                                              76,005       78,160
     Less accumulated depreciation and amortization           13,904       19,531
                                                             -------      -------
     Total                                                   $62,101      $58,629
                                                             -------      -------
                                                             -------      -------

(5)  OTHER ASSETS, NET

     Other assets consist of the following:

                                                                  December 31,
                                                             --------------------
                                                              1996         1997
                                                             -------      -------
     Trademarks                                              $21,746      $20,146
     Deferred financing costs                                  8,504        8,504
     Other assets                                              2,044        2,897
                                                             -------      -------
                                                              32,294       31,547
     Less accumulated amortization                             6,003        8,656
                                                             -------      -------
     Total                                                   $26,291      $22,891
                                                             -------      -------
                                                             -------      -------

(6)  OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                                                  December 31,
                                                             --------------------
                                                              1996         1997
                                                             -------      -------
     Accrued payroll and related benefits                    $12,547      $13,118
     Current portion of pension liability                      1,823        1,978
     Accrued promotional expenses                              2,834        2,600
     Accrued warranty expense                                  1,855        2,102
     Accrued income taxes                                      1,547        1,622
     Accrued interest                                          1,512        1,513
     Other accrued expenses                                    6,795        8,490
                                                             -------      -------
     Total                                                   $28,913      $31,423
                                                             -------      -------
                                                             -------      -------

(7)  INCOME TAXES

     The components of the provision for income tax are as follows:

                                                      Year Ended December 31,
                                                ---------------------------------
                                                  1995          1996        1997
                                                --------      --------    --------
     U.S. Federal:
          Current                               $ 2,439       $ 5,726     $ 9,361
          Deferred                               (1,684)         (935)     (1,114)
     U.S. State and local:
          Current                                   574           712       1,256
          Deferred                                 (321)         (197)       (147)
     Foreign:
          Current                                 2,906         5,177       4,851
          Deferred                               (3,078)       (1,991)     (1,751)
                                                --------      --------    --------
     Total                                      $   836       $ 8,492     $12,456
                                                --------      --------    --------
                                                --------      --------    --------

     The Company's provision for income tax differed from that using the statutory U.S. federal rate as follows:

                                                                     Year Ended December 31,
                                                               ---------------------------------
                                                                1995          1996        1997
                                                              -------        ------      -------
     Statutory federal rate applied to earnings before
          income taxes                                        $ (433)        $5,570      $ 9,155
     Increase (decrease) in income taxes resulting from:
          Foreign income taxes (net of federal benefit)         (172)         2,092        2,040
          State income taxes (net of federal benefit)            (49)           477          726
          Valuation allowance on foreign tax credits           1,277
          Other                                                  213            353          535
                                                              -------        ------      -------
     Provision for income tax                                 $  836         $8,492      $12,456
                                                              -------        ------      -------
                                                              -------        ------      -------

     The components of net deferred taxes are as follows:

                                                                            December 31,
                                                                       ----------------------
                                                                        1996         1997
                                                                       ---------    ---------
     Deferred tax assets:
          Uniform capitalization adjustment to inventory               $  2,084     $  2,453
          Allowance for doubtful accounts                                 1,198        1,538
          Accrued expenses and other current assets and liabilities       4,357        4,484
          Foreign tax credits                                            18,777       14,488
          Other                                                             130            -
          Valuation allowances                                          (15,113)     (12,091)
                                                                       ---------    ---------
               Total deferred tax assets                                 11,433       10,872

     Deferred tax liabilities
          Pension contributions                                          (1,586)      (1,635)
          Fixed assets                                                  (21,570)     (18,770)
          Intangibles                                                   (12,584)     (10,558)
                                                                       ---------    ---------
               Total deferred tax liabilities                           (35,740)     (30,963)
                                                                       ---------    ---------

     Net deferred taxes                                                $(24,307)    $(20,091)
                                                                       ---------    ---------
                                                                       ---------    ---------

    Valuation allowances provided relate to excess foreign tax credits generated over expected credit absorption. Of these valuation allowances, $6,373 relate to the acquisition of Steinway. Should the related tax benefits be recognized in the future, the effect of removing the valuation allowances would generally be a decrease in goodwill. During 1996, changes in valuation allowances were caused in part by the write-off of $3,842 of expired foreign tax credits and a reduction of $345 caused by foreign currency translation, offset by additional valuation allowances of $2,566 for current year credits generated for which realization does not appear likely. During 1997, valuation allowances decreased primarily due to the write-off of expired foreign tax credits.
Foreign tax credit carryforwards expire in varying amounts through 2002.


(8)  NOTES PAYABLE AND LONG TERM DEBT

     Notes payable and long-term debt consists of the following:

                                                                                 December 31,
                                                                            ---------------------
                                                                               1996        1997
                                                                            ---------    --------
     Senior Debt, bearing interest at the Eurodollar rate plus 2.5% due
          March 31, 2000  (8.65% and 8.45%)                                 $  2,573     $      -
     11% Senior Subordinated Notes, due May 15, 2005 (see Note 17)           110,000      110,000
     Note payable to a foreign bank, due in monthly installments of principal and interest of DM 127 ($71 at the
          December 31, 1997 exchange rate) through June 1, 2001
          at an interest rate of 6.25%                                         4,454        2,967
     Open account loans, payable on demand to a foreign bank                   1,364        2,490
                                                                            ---------    --------
     Total                                                                   118,391      115,457
     Less current portion                                                      2,354        3,338
                                                                            ---------    --------
     Long-term debt                                                         $116,037     $112,119
                                                                            ---------    --------
                                                                            ---------    --------

     Scheduled maturities of long-term debt as of December 31, 1997 are as follows:

                                                                    Amount
                                                                   --------
           1998                                                    $  3,338
           1999                                                         848
           2000                                                         848
           2001                                                         423
           2002                                                           -
           Thereafter                                               110,000
                                                                   --------
           Total                                                   $115,457
                                                                   --------
                                                                   --------

     The open account loans provide for borrowings by foreign subsidiaries of up to DM 25,000 ($14,000 at the December 31, 1997 exchange rate) payable on demand. A portion of the open account loan can be converted into a maximum of 1,000 GBP ($1,650 at the December 31, 1997 exchange rate) for use by the Company's UK subsidiary and 363,000 Yen ($2,780 at the December 31, 1997 exchange rate) for use by the Company's Japanese subsidiary. Demand borrowings bear interest at rates of 6.0 to 6.5% for the deutsche mark loans, 8.0% for British pounds sterling loans, and 1.45% for Japanese yen loans. Term borrowings bear interest at Libor plus .75%.

     The Company's domestic, seasonal borrowing requirements are accommodated through a senior revolving credit facility with a domestic bank (the "Facility"). The Facility provides the Company with a potential borrowing capacity of up to $60.0 million, based on eligible accounts receivable and inventory balances. The Facility, as amended on January 1, 1997, bears interest at the Eurodollar rate plus 2.5%. Borrowings are collateralized by the Company's domestic accounts receivable, inventory and fixed assets. As of December 31, 1997, no amounts were outstanding, and availability was approximately $50.3 million.

     In August 1996, the Company completed an initial public offering of its ordinary common stock which raised approximately $63.1 million. After deducting expenses of approximately $2.3 million, the Company used the net proceeds from the offering to repay $54.6 million of Senior Secured Notes and related prepayment penalties of $4.5 million.

     All of the Company's debt agreements contain certain financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, and prohibit the payment of cash dividends. The Company is in compliance with all such covenants.

(9)  STOCKHOLDERS' EQUITY

     In August 1996, the Company completed an initial public offering of 3,570,000 shares of its ordinary common stock. In conjunction with the offering, all of the Company's outstanding preferred stock was converted to ordinary common stock and the expiration date for exercising outstanding warrants was accelerated, so that no preferred stock or warrants remained outstanding on December 31, 1996.

     The Company's common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.

     EMPLOYEE STOCK PURCHASE PLAN - Under the 1996 employee stock purchase plan (the "Purchase Plan"), the Company is authorized to issue over a period of ten years up to 500,000 shares of ordinary common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, the Board may make an annual offering to employees allowing them to have up to 5% of their annual base earnings withheld through periodic payroll deductions to purchase the stock. The purchase price of the stock is equal to 85% of the lower of the market value at the date of offering or at the end of each twelve month offering period. During 1997, the Company issued 29,557 shares under the Purchase Plan.

     STOCK PLAN - The 1996 stock plan (the "Stock Plan") provides for the granting of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, and other stock awards to certain key employees, consultants and advisors of the Company and its subsidiaries. Common stock reserved for issuance under the Stock Plan is 778,250 shares.

     Activity under the Stock Plan and the Purchase Plan as of December 31, 1996 and 1997, and changes during the years ending on those dates is as follows:

                                              1996                     1997
                                      --------------------     --------------------
                                                  Weighted                 Weighted
                                      Number      Average      Number       Average
                                        of        Exercise       of        Exercise
                                      Options      Price       Options      Price
                                      --------------------     --------------------
Outstanding at beginning of year            -                  566,990      $18.94
Granted                               566,990      $18.94       65,297       19.15
Exercised                                   -                  (30,557)      15.62
Canceled, forfeited or expired              -                  (15,000)      19.00
                                      -------                  -------
Outstanding at end of year            566,990       18.94      586,730       19.14
                                      -------                  -------
                                      -------                  -------
Options exercisable at year end             -                  108,300

Weighted average fair value of
  options granted during the year       $6.11                    $5.99


     The following table sets forth information regarding options outstanding at December 31, 1997:

                                                              Weighted Average
                                                 --------------------------------------------
                  Range of         Number                                      Exercise Price
Number            Exercise        Currently      Exercise      Remaining       for Currently
of Options         Prices        Exercisable      Price       Life (Years)      Exercisable
----------        --------       -----------     --------     ------------     --------------
  12,730       $18.30                    -        $18.30           .6                  -
 574,000       $18.65 to 21.94     108,300         19.16          8.6             $19.00
 -------                           -------
 586,730                           108,300         19.14          8.4              19.00
 -------                           -------
 -------                           -------


     STOCK-BASED COMPENSATION EXPENSE - As described in Note 2, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net income and net income per share would have been as follows:

                                       1996       1997
                                      ------     -------
Income before extraordinary item      $7,126     $13,005
Net income                             2,758      13,005

Basic income per common share:
  Before extraordinary item           $  .96     $  1.38
  Net income                             .37        1.38

Diluted income per common share:
  Before extraordinary item           $  .96     $  1.37
  Net income                             .37        1.37


     The fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan, was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                             1996             1997
                                                         ------------     -------------
Range of risk-free interest rates                        5.64 - 6.36%     5.57% - 6.18%
Range of expected life of option grants (in years)       1 to 6           1 to 6
Expected volatility of underlying stock                  16.4%            16.4%


     The fair value of option grants made in 1996 and 1997 pursuant to the Stock Plan were $6.15 and $7.61, respectively, per option. The fair value of grants made pursuant to the Purchase Plan, including the option feature, were $4.04 and $4.95 in 1996 and 1997, respectively.

     It should be noted that the option pricing model was designed to value readily tradable options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the grants' "fair value" as that term is defined by SFAS No. 123 "Accounting for Stock-Based Compensation".

(10) COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - The Company has entered into various operating leases for certain facilities and equipment, some of which have noncancelable terms, expiring at various times through 2016 with various renewal options. Minimum lease payments under noncancelable leases for the years ending December 31, are as follows:

                          Amount
                          -------
      1998                $ 2,891
      1999                  3,392
      2000                  3,266
      2001                  3,012
      2002                  2,742
      Thereafter           13,950
                          -------
      Total               $29,253
                          -------
                          -------


     Rent expense was $2,202, $3,176 and $3,145 for the years ended December 31, 1995, 1996 and 1997, respectively.

     NOTES RECEIVABLE SOLD WITH RECOURSE - The Company sells notes receivable on a recourse basis to a commercial finance company under a three-year facility. Pursuant to the terms of the facility, the commercial finance company may, at its option, purchase at any one time up to an aggregate principal amount of $15 million of the Company's notes receivable. The Company received proceeds of approximately $11.8 and $15.1 million from the sales of such notes for the years ended December 31, 1996 and 1997, respectively. Approximately $7.1 and $9.2 million of these notes remain outstanding as of December 31, 1996 and 1997, respectively.

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

(11) RETIREMENT PLANS

     DOMESTIC PLANS - The Company has a noncontributory defined benefit pension plan (the "Selmer Plan") in which all eligible employees may participate. On December 31, 1995, Steinway's defined benefit pension plan was merged with the Selmer Plan. The Company's funding policy is to contribute the minimum required contribution for each plan year by the fifteenth day of the month following each quarter plus the balance of the minimum required contribution for the plan year by the following September
15. Plan assets are invested primarily in common stocks and fixed income securities.

     The components of net pension expense are as follows:

                                                       Year Ended December 31,
                                                   ------------------------------
                                                    1995       1996        1997
                                                   ------     -------     -------
Service cost - benefits earned during the year     $  651     $   837     $   943
Interest cost on projected benefit obligation         739       1,102       1,355
Return on plan assets                                (993)     (1,776)     (3,121)
Net amortization                                      621         814       2,069
                                                   ------     -------     -------
Net pension expense                                $1,018     $   977     $ 1,246
                                                   ------     -------     -------
                                                   ------     -------     -------


     The funded status of the pension plan is as follows:

                                                                  December 31,
                                                               ------------------
                                                                1996       1997
                                                               -------    -------
Accumulated benefit obligation (including vested benefit
  obligation of approximately $14,175 and $17,469 at
  December 31, 1996 and 1997, respectively)                    $14,711    $19,683
                                                               -------    -------
                                                               -------    -------
Projected benefit obligation                                   $15,620    $20,678
Plan assets at fair value                                       14,883     19,066
                                                               -------    -------
Projected benefit obligation in excess of plan assets              737      1,612
Unrecognized net gain                                            1,097      1,051
Unrecognized prior service cost                                   (776)    (2,010)
Recognition of minimum liability                                              629
                                                               -------    -------
Net accrued pension cost                                         1,058      1,282
Less amount currently payable                                    1,058      1,282
                                                               -------    -------
Net long-term accrued pension cost                             $     -    $     -
                                                               -------    -------
                                                               -------    -------


     The projected benefit obligation was determined using an assumed discount rate of 7.5% and 7.0% in 1996 and 1997, respectively. The assumed long-term rate of compensation increase was 4%. The assumed long-term rate of return on plan assets was 8.5%.

     The Company also sponsors 401(k) retirement savings plans for eligible employees. Discretionary employer contributions, as determined annually by the Board of Directors, are made to one of these plans. The 1996 and 1997 contribution approximated $327 and $368, respectively.

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

     Net postretirement benefit costs are as follows:

                                               Year Ended December 31,
                                               ------------------------
                                               1995      1996      1997
                                               -----     -----     ----
Service cost                                   $ 32      $ 31      $ 37
Interest cost                                    79        72        86
Amortization of transition obligation            50        50        50
Net amortization and deferral                    (6)       (8)        -
                                               -----     -----     ----
Net postretirement benefit cost                $155      $145      $173
                                               -----     -----     ----
                                               -----     -----     ----


     The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's balance sheet at year end:

                                                                      December 31,
                                                                   -----------------
                                                                    1996       1997
                                                                   ------     ------
Accumulated Postretirement Benefit Obligation:
   Retirees                                                        $  274     $  388
   Active Employees                                                   738        878
                                                                   ------     ------
                                                                    1,012      1,266
Unrecognized net obligation at date of adoption of SFAS No. 106      (853)      (803)
Unrecognized net gain                                                 181          3
                                                                   ------     ------
Accrued postretirement benefit cost, included
   in other current liabilities                                    $  340     $  466
                                                                   ------     ------
                                                                   ------     ------


     The annual assumed rate of increase in the per capita cost of covered health care benefits is 9.5% for retirees under age 65 in 1998 and is assumed to decrease gradually to 4.5% in 2008, and remain at that level thereafter.

     The effect of increasing the assumed health care cost trend by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $71 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by $9.

     The discount rate used in determining the accumulated postretirement benefit obligation as of January 1 and the net periodic postretirement benefit cost was 7.5% in 1996 and 1997. The December 31 liability was determined using an assumed discount rate of 7.5% and 7.0% in 1996 and 1997, respectively.

     FOREIGN PLANS - The foreign divisions of the Company's Steinway subsidiary have separate pension plans which provide retirement benefits for all hourly and certain salaried employees. Unfunded accrued pension costs are included in liabilities. The plans are funded in accordance with the requirements of regulatory bodies governing each plan.

     The components of net pension cost for the Company's foreign divisions are as follows:

                                                                1996       1997
                                                               ------     ------
Service cost - benefits earned during the period               $  497     $  464
Interest cost on projected benefit obligation                   1,157      1,025
Return on plan assets                                            (175)      (248)
Net amortization and deferral                                     (47)         -
                                                               ------     ------
Net pension cost                                               $1,432     $1,241
                                                               ------     ------
                                                               ------     ------


     The following table sets forth the funded status and obligations of the plans for the foreign divisions as of December 31, 1996 and 1997:

                                                              1996        1997
                                                             -------     -------
Accumulated benefit obligation (including vested benefit
  obligation of approximately $15,049 and $13,072 at
  December 31, 1996 and 1997, respectively)                  $15,813     $13,918

Projected benefit obligation                                 $17,270     $15,200
Plan assets at fair value                                      2,730       3,001
                                                             -------     -------
Projected benefit obligation in excess of plan assets         14,540      12,199
Unrecognized net gain (loss)                                     (47)        617
                                                             -------     -------
Net accrued pension cost                                      14,493      12,816
Less amount currently payable                                    765         696
                                                             -------     -------
Net long-term accrued pension cost                           $13,728     $12,120
                                                             -------     -------
                                                             -------     -------


     The weighted average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation ranged from 6.5% to 7.25% and from 2.5% to 5.5%, respectively. The expected long-term rate of return on assets was 9.5%.

(12) FOREIGN EXCHANGE CONTRACTS

     At December 31, 1996, the Company's German divisions, whose functional currency is the deutsche mark, had forward contracts maturing at various dates through October 1997 to purchase 1,000 British pounds sterling as a hedge against intercompany transactions.

     At December 31, 1997, these instruments, maturing at various dates through December 1998, consisted of forward contracts and purchased options to sell 430,900 Japanese Yen and 1,060 British pounds sterling and to buy 3,195 U.S. dollars. The Company uses only purchased options as part of this hedging program.

(13) RELATED PARTY TRANSACTIONS

     The principals of Kirkland Messina LLC, a merchant banking firm, control 84% of the voting power of the Company's common stock. Kirkland Messina LLC received payments of $750 in 1995 for arranging the financing and acting as financial advisor to the Company in connection with the Steinway acquisition and $1.0 million in 1996 for arranging, negotiating and obtaining waivers and other required consents in connection with the Company's initial public offering. In addition, beginning in 1996, Kirkland Messina LLC and its principals received annual payments of $400 for ongoing management and other services to the Company.

(14) SEGMENT INFORMATION

     The Company has elected to early adopt the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in 1997. SFAS 131 requires that a company disclose segmented information about its businesses based upon the way in which management oversees and evaluates the results of such businesses. Consistent with this approach, the Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. The Company considers these two segments reportable under SFAS 131 criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management.

     The accounting policies of each segment are the same as those described in Note 2. Intercompany transactions are generally recorded at cost plus a predetermined markup.

The following tables present information about the Company's operating segments:


1995                                       Piano Segment                    Band and Orchestral Segment
                                --------------------------------------      ---------------------------     Other &     Consol
                                  US       Germany    Other      Total         US      Other     Total       Elim        Total
                                ------     ------     -----     -------     -------    -----    -------    --------     -------
Revenues from external
  customers                     43,352     33,718     3,828      80,898     104,917    3,990    108,907           -     189,805
Interest revenue                     -         21         1          22         561        -        561           -         583
Interest expense                 5,209        426       138       5,773       9,150        -      9,150           -      14,923
Depreciation and amortization    2,650      1,864        79       4,593       3,146        -      3,146           -       7,739
Income tax expense (benefit)    (2,014)       222        69      (1,723)      2,530       29      2,559           -         836
Segment net income (loss)       (4,057)    (1,346)      131      (5,272)      3,138       60      3,198           -      (2,074)
Capital expenditures               810        603        70       1,483       1,639       40      1,679           -       3,162
Segment assets                  93,613     80,101     3,682     177,396     190,101    3,496    193,597    (107,197)    263,796



1996                                       Piano Segment                    Band and Orchestral Segment
                                --------------------------------------      ---------------------------     Other &     Consol
                                  US       Germany    Other      Total         US      Other     Total       Elim        Total
                                ------     ------     -----     -------     -------    -----    -------    --------     -------
Revenues from external
  customers                     77,245     52,538     6,531     136,314     118,030    3,559    121,589           -      257,903
Interest revenue                     -         60         4          64       8,888        -      8,888      (8,189)         763
Interest expense                 8,904        750      (127)      9,527      19,257        -     19,257     (10,914)      17,870
Depreciation and amortization    4,553      3,070       126       7,749       3,205       15      3,220           1       10,970
Income tax expense (benefit)      (838)     3,501       276       2,939       4,611       17      4,628         925        8,492
Segment net income (loss)
  before extraordinary items    (1,458)     1,234       407         183       5,548       26      5,574       1,664        7,421
Extraordinary items                  -          -         -           -       4,368        -      4,368           -        4,368
Capital expenditures             1,832        264        59       2,155       3,044        -      3,044           -        5,199
Segment assets                  91,451     75,117     4,866     171,434     260,353    3,057    263,410    (169,478)     265,366



1997                                       Piano Segment                    Band and Orchestral Segment
                                --------------------------------------      ---------------------------     Other &     Consol
                                  US       Germany    Other      Total         US      Other     Total       Elim        Total
                                ------     ------     -----     -------     -------    -----    -------    --------     -------
Revenues from external
  customers                     91,173     40,575     13,531    145,279     128,780    3,789    132,569           -     277,848
Interest revenue                     -        141         20        161         567        -        567           -         728
Interest expense                 9,269        225        283      9,777      19,228        -     19,228     (15,501)     13,504
Depreciation and amortization    4,577      2,621        164      7,362       3,173       14      3,187          32      10,581
Income tax expense               1,544      2,358        430      4,332       2,492       61      2,553       5,571      12,456
Segment net income (loss)         (577)     2,018        721      2,162       2,277      110      2,387       9,151      13,700
Capital expenditures             1,919        389        276      2,584       3,013        -      3,013          37       5,634
Segment assets                  89,502     60,595      9,046    159,143     273,651    2,721    276,372    (168,807)    266,708


(15) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                  1996                        1997
                                        -------------------------   -------------------------
                                        Net Carrying   Estimated    Net Carrying   Estimated
                                            Value      Fair Value       Value      Fair Value
                                        ------------   ----------   ------------   ----------
Financial liabilities
  Notes payable and long term debt        $118,391      $128,401      $115,457      $125,266
  Foreign currency contracts                     0          (143)            0           350


     The carrying amount of cash, accounts, notes and leases receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

     The estimated fair value of existing notes payable and long-term debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

     The estimated fair value of foreign currency contracts (used for hedging purposes) has been determined as the difference between the current spot rate and the contract rate multiplied by the notional amount of the contract or upon the estimated fair value of purchased option contracts. The net carrying value of these contracts approximates zero as any gains or losses on the contracts is generally offset by losses or gains on the related hedged asset or liability.

(16) SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:

                             1995         1996         1997
                           --------     --------     --------
Current assets             $132,380     $140,335     $149,022
Total assets                263,796      265,348      263,725
Current liabilities          41,767       37,673       46,664
Stockholder's equity          5,198       68,718       78,302
Net sales                   189,805      257,903      275,037
Gross profit                 50,218       84,235       92,641
Net income (loss)            (2,074)       2,988       13,962


(17) SUMMARY OF MERGER AND GUARANTEES

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

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


                                                                                            Non
                                               Guarantor     Issuer      Guarantor       Guarantor
                                                 Parent     of Notes    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------    ---------   ------------    ------------   ------------   ------------
ASSETS
Current assets:
   Cash                                        $     18     $   (350)     $  2,220      $   1,389       $       -      $  3,277
   Accounts, notes and leases receivable, net                 29,711         5,797         10,055                        45,563
   Inventories                                                34,707        25,321         23,391            (469)       82,950
   Prepaid expenses and other current assets                   1,460         1,090            317                         2,867
   Deferred tax asset                                            700         2,024          2,972                         5,696
                                               --------     ---------     ---------    ----------       ----------     --------
Total current assets                                 18       66,228        36,452         38,124            (469)      140,353

Property, plant and equipment, net                            15,103        27,509         19,489                        62,101
Investment in subsidiaries                       69,643      167,938        34,242            178        (272,001)            -
Intercompany                                                   1,272                                       (1,272)            -
Other assets, net                                              1,976        16,139          9,489          (1,313)       26,291
Cost in excess of fair value
    of net assets acquired, net                                9,908        11,773         14,940                        36,621
                                               --------     ---------     ---------    ----------       ----------     --------
TOTAL ASSETS                                   $ 69,661     $262,425      $126,115      $  82,220       $(275,055)     $265,366
                                               --------     ---------     ---------    ----------       ----------     --------
                                               --------     ---------     ---------    ----------       ----------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt                $      -     $      -      $      -      $   2,354       $       -      $  2,354
   Accounts payable                                            2,749         2,579          1,125                         6,453
   Other current liabilities                         47       10,301         8,963         10,194            (592)       28,913
                                               --------     ---------     ---------    ----------       ----------     --------
Total current liabilities                            47       13,050        11,542         13,673            (592)       37,720

Long-term debt                                               110,000         2,573          3,464                       116,037
Intercompany                                        811       63,853       (66,434)         3,042          (1,272)            -
Deferred taxes                                                 1,165        11,706         17,132                        30,003
Non-current pension liability                                    721                       13,728            (721)       13,728
                                               --------     ---------     ---------    ----------       ----------     --------
Total liabilities                                   858      188,789       (40,613)        51,039          (2,585)      197,488

Stockholders' equity                             68,803       73,636       166,728         31,181        (272,470)       67,878
                                               --------     ---------     ---------    ----------       ----------     --------
Total                                          $ 69,661     $262,425      $126,115      $  82,220       $(275,055)     $265,366
                                               --------     ---------     ---------    ----------       ----------     --------
                                               --------     ---------     ---------    ----------       ----------     --------


              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


                                                                                            Non
                                               Guarantor     Issuer      Guarantor       Guarantor
                                                 Parent     of Notes    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------    ---------   ------------    ------------   ------------   ------------
ASSETS
Current assets:
   Cash                                        $      -     $  2,034      $  1,913        $  1,324     $        -       $  5,271
   Accounts, notes and leases
     receivable, net                                          33,661         6,167           7,549                        47,377
   Inventories                                                37,887        28,756          21,901           (590)        87,954
   Prepaid expenses and other
     current assets                                 684        1,604           357           2,187                         4,832
   Deferred tax asset                                          1,060         2,420           3,681           (973)         6,188
                                                -------     --------      --------       ---------     ----------       --------
Total current assets                                684       76,246        39,613          36,642         (1,563)        151,622

Property, plant and equipment, net                   91       15,313        27,142          16,083                        58,629
Investment in subsidiaries                       71,143      168,557        25,449                       (265,149)             -
Other assets, net                                   613        2,489        13,826           7,441         (1,478)        22,891
Cost in excess of fair value
    of net assets acquired, net                                9,638        11,466          12,462                        33,566
                                                -------     --------      --------       ---------     ----------       --------
TOTAL ASSETS                                   $ 72,531     $272,243      $117,496       $  72,628     $ (268,190)      $266,708
                                                -------     --------      --------       ---------     ----------       --------
                                                -------     --------      --------       ---------     ----------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
     portion of long-term debt                 $      -     $      -      $      -       $   3,338     $        -       $  3,338
   Accounts payable                                 329        1,853         2,114           1,372                         5,668
   Other current liabilities                     (6,643)      13,648        15,125          10,637         (1,344)        31,423
                                                -------     --------      --------       ---------     ----------       --------
Total current liabilities                        (6,314)      15,501        17,239          15,347         (1,344)        40,429

Long-term debt                                       50      107,747         2,203           2,119                       112,119
Intercompany                                     11,695       63,074       (76,402)          1,633                             -
Deferred taxes                                                 1,787        10,741          13,751                        26,279
Non-current pension liability                                    995                        12,285         (1,160)        12,120
                                                -------     --------      --------       ---------     ----------       --------
Total liabilities                                 5,431      189,104       (46,219)         45,135         (2,504)       190,947

Stockholders' equity                             67,100       83,139       163,715          27,493       (265,686)        75,761
                                                -------     --------      --------       ---------     ----------       --------
Total                                          $ 72,531     $272,243      $117,496       $  72,628     $ (268,190)      $266,708
                                                -------     --------      --------       ---------     ----------       --------
                                                -------     --------      --------       ---------     ----------       --------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                                                                            Non
                                               Guarantor     Issuer      Guarantor       Guarantor
                                                 Parent     of Notes    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------    ---------   ------------    ------------   ------------   ------------
Net sales                                                   $106,498       $45,961         $41,536       $(4,190)       $189,805
Cost of sales                                                 73,787        37,003          32,923        (4,126)        139,587
                                                            --------       -------         -------       -------        --------
Gross profit                                                  32,711         8,958           8,613           (64)         50,218

Operating expenses:
  Sales and marketing                                         11,172         5,911           4,078          (160)         21,001
  Provision for doubtful accounts                                566            47             184                           797
  General and administrative                                   5,332         2,805           3,475                        11,612
  Amortization                                                   864         1,234             943                         3,041
  Other expense                                                  466          (188)            227           160             665
                                                            --------       -------         -------       -------        --------
Total operating expenses                                      18,400         9,809           8,907             -          37,116
                                                            --------       -------         -------       -------        --------

Earnings (loss) from operations                               14,311          (851)           (294)          (64)         13,102

Other (income) expense:
  Other income                                                (5,817)            -             (89)        5,323            (583)
  Interest expense                                            14,406         5,210             630        (5,323)         14,923
                                                            --------       -------         -------       -------        --------
Other expense, net                                             8,589         5,210             541             -          14,340
                                                            --------       -------         -------       -------        --------

Income (loss) before income taxes                              5,722        (6,061)           (835)          (64)         (1,238)

Provision for (benefit of) income taxes                        2,530        (2,014)            320                           836
                                                            --------       -------         -------       -------        --------
Net income (loss)                                           $  3,192       $(4,047)        $(1,155)      $   (64)       $ (2,074)
                                                            --------       -------         -------       -------        --------
                                                            --------       -------         -------       -------        --------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


                                                                                            Non
                                               Guarantor     Issuer      Guarantor       Guarantor
                                                 Parent     of Notes    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------    ---------   ------------    ------------   ------------   ------------
Net sales                                        $   -      $119,472       $81,418        $62,628        $ (5,615)       $257,903
Cost of sales                                                 78,885        57,301         43,005          (5,523)        173,668
                                                 ------     ---------      --------       --------       ---------       ---------
Gross profit                                         -        40,587        24,117         19,623             (92)         84,235

Operating expenses:
  Sales and marketing                                         12,312        10,246          6,820            (172)         29,206
  Provision for doubtful accounts                                600           103             57                             760
  General and administrative                       135         6,113         5,733          4,382                          16,363
  Amortization                                                   727         2,070          1,591                           4,388
  Other expense                                                  211          (638)           753             172             498
                                                 ------     ---------      --------       --------       ---------       ---------
Total operating expenses                           135        19,963        17,514         13,603               -          51,215
                                                 ------     ---------      --------       --------       ---------       ---------

Earnings (loss) from operations                   (135)       20,624         6,603          6,020             (92)         33,020

Other (income) expense:
  Other income                                    (244)       (8,888)       (2,481)           (78)         10,928            (763)
  Interest expense                                            19,257         8,904            637         (10,928)         17,870
                                                 ------     ---------      --------       --------       ---------       ---------
Other expense, net                                (244)       10,369         6,423            559               -          17,107
                                                 ------     ---------      --------       --------       ---------       ---------

Income before income taxes                         109        10,255           180          5,461             (92)         15,913

Provision for income taxes                          44         4,611            43          3,794                           8,492
                                                 ------     ---------      --------       --------       ---------       ---------

Net income before extraordinary item                65         5,644           137          1,667             (92)          7,421

Extraordinary item                                             4,368                                                        4,368
                                                 ------     ---------      --------       --------       ---------       ---------

Net income                                       $  65      $  1,276       $   137        $ 1,667        $    (92)       $  3,053
                                                 ------     ---------      --------       --------       ---------       ---------
                                                 ------     ---------      --------       --------       ---------       ---------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                            Non
                                               Guarantor     Issuer      Guarantor       Guarantor
                                                 Parent     of Notes    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------    ---------   ------------    ------------   ------------   ------------
Net sales                                       $     -     $127,175      $ 99,498        $57,895       $ (6,720)       $277,848
Cost of sales                                                 84,001        68,802         38,363         (6,599)        184,567
                                                --------    ---------     ---------       --------      ----------      ---------

Gross profit                                          -       43,174        30,696         19,532           (121)         93,281

Operating expenses:
  Sales and marketing                                         12,539        12,307          7,758           (163)         32,441
  Provision for doubtful accounts                                192           223            327                            742
  General and administrative                      3,063        6,464         3,760          4,244                         17,531
  Amortization                                                   459         2,072          1,338                          3,869
  Other expense                                  (2,287)          54         2,016           (180)            163           (234)
                                                --------    ---------     ---------       --------      ----------      ---------
Total operating expenses                            776       19,708        20,378         13,487               -         54,349
                                                --------    ---------     ---------       --------      ----------      ---------

Earnings (loss) from operations                    (776)      23,466        10,318          6,045            (121)        38,932

Other (income) expense:
  Other income                                                  (553)       (15,515)          (161)        15,501           (728)
  Interest expense                                            19,228          9,269            508        (15,501)        13,504
                                                --------    ---------     ---------       --------      ----------      ---------
Other expense, net                                    -       18,675         (6,246)           347              -         12,776
                                                --------    ---------     ---------       --------      ----------      ---------

Income (loss) before income taxes                  (776)       4,791         16,564          5,698           (121)        26,156

Provision for (benefit of) income taxes            (512)       2,491          7,681          2,849            (53)        12,456
                                                --------    ---------     ---------       --------      ----------      ---------
Net income (loss)                               $  (264)    $  2,300       $  8,883        $ 2,849      $     (68)      $ 13,700
                                                --------    ---------     ---------       --------      ----------      ---------
                                                --------    ---------     ---------       --------      ----------      ---------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1995
                            (DOLLARS IN THOUSANDS)

                                                                                               Non
                                                    Guarantor    Issuer      Guarantor      Guarantor
                                                      Parent    of Notes    Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                    ---------   ---------   ------------   ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                   $   -     $   3,192      $ (4,047)      $(1,155)        $(64)      $  (2,074)
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                                   3,146         2,650         1,943                        7,739
    Provision for doubtful accounts                                   566            47           184                          797
    Deferred tax provision (benefit)                                  780        (2,785)       (3,078)                      (5,083)
    Other                                                             329            71           (30)                         370
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                        (1,443)       (1,147)       (1,613)                      (4,203)
      Inventories                                                  (2,475)        6,438         3,637           64           7,664
      Prepaid expense and other current assets                       (120)         (587)            6                         (701)
      Accounts payable                                                596           323           435                        1,354
      Accrued expenses                                               (404)         (738)        1,942                          800
                                                       -----    ----------     ---------      --------        -----      ----------
Cash flows from operating activities                      -         4,167           225         2,271            -           6,663

Cash flows from investing activities:
  Capital expenditures                                             (1,639)         (810)         (713)                      (3,162)
  Proceeds from disposals of fixed assets                               3            11            37                           51
  Changes in other assets                                          (1,196)         (255)         (350)                      (1,801)
  Business acquisition (net of cash acquired)                    (104,461)        1,548           123                     (102,790)
                                                       -----    ----------     ---------      --------        -----      ----------
Cash flows from investing activities                      -      (107,293)          494          (903)           -        (107,702)

Cash flows from financing activities:
  Borrowing under lines of credit                                 105,187        42,441           365                      147,993
  Repayments under lines of credit                               (106,915)      (41,571)                                  (148,486)
  Proceeds from issuance of long-term debt                        110,000                                                  110,000
  Proceeds from issuance of stock                       630                                                                    630
  Repayments of long-term debt                                     (5,000)                       (772)                      (5,772)
  Intercompany dividends                                                          1,500        (1,500)                           -
  Intercompany                                         (630)          222        (1,463)        1,871                            -
                                                       -----    ----------     ---------      --------        -----      ----------
Cash flows from financing activities                      -       103,494           907           (36)           -         104,365

Effect of exchange rate changes on cash                   -

Increase in cash                                          -           368         1,626         1,332            -           3,326
Cash, beginning of year                                                (7)            -           387                          380
                                                       -----    ----------     ---------      --------        -----      ----------

Cash, end of year                                     $   -      $    361      $  1,626       $ 1,719         $  -       $   3,706
                                                       -----    ----------     ---------      --------        -----      ----------
                                                       -----    ----------     ---------      --------        -----      ----------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)

                                                                                               Non
                                                   Guarantor    Issuer       Guarantor      Guarantor
                                                     Parent    of Notes     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                   ---------   ----------   ------------   ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                $     65    $   1,276      $    137       $ 1,667         $(92)       $  3,053
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                                  3,205         4,554         3,211                       10,970
    Provision for doubtful accounts                                  600           103            57                          760
    Deferred tax provision (benefit)                                 285        (1,417)       (1,991)                      (3,123)
    Early extinguishment of debt                                   4,368             -             -                        4,368
    Other                                                            291             -           (17)                         274
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                       (4,611)        1,604        (1,599)                      (4,606)
      Inventories                                                 (6,196)       (1,451)        1,769           92          (5,786)
      Prepaid expense and other current assets                      (352)          (71)          296                         (127)
      Accounts payable                                              (336)         (416)         (960)                      (1,712)
      Accrued expenses                                   47        2,198         1,810        (2,199)                       1,856
                                                   ---------   ----------     ---------      --------        -----       ---------
Cash flows from operating activities                    112          728         4,853           234            -           5,927

Cash flows from investing activities:
  Capital expenditures                                            (3,044)       (1,832)         (323)                      (5,199)
  Proceeds from disposals of fixed assets                             28             -            23                           51
  Changes in other assets                                            (63)          (28)          200                          109
                                                   ---------   ----------     ---------      --------        -----       ---------
Cash flows from investing activities                      -       (3,079)       (1,860)         (100)           -          (5,039)

Cash flows from financing activities:
  Borrowing under lines of credit                                113,728        81,160           334                      195,222
  Repayments under lines of credit                              (116,519)      (80,235)                                  (196,754)
  Proceeds from issuance of long-term debt                                                     4,717                        4,717
  Proceeds from issuance of stock                    60,773                                                                60,773
  Repayments of long-term debt                                   (59,096)                     (5,727)                     (64,823)
  Intercompany dividends                                                         2,000        (2,000)                           -
  Intercompany                                      (60,867)      63,527        (5,324)        2,664                            -
                                                   ---------   ----------     ---------      --------        -----       ---------
Cash flows from financing activities                    (94)       1,640        (2,399)          (12)           -            (865)

Effect of exchange rate changes on cash                   -            -             -          (452)                        (452)

Increase (decrease) in cash                              18         (711)          594          (330)           -            (429)
Cash, beginning of year                                   -          361         1,626         1,719                        3,706
                                                   ---------   ----------     ---------      --------        -----       ---------

Cash, end of year                                  $     18   $     (350)      $ 2,220       $ 1,389          $  -       $  3,277
                                                   ---------   ----------     ---------      --------        -----       ---------
                                                   ---------   ----------     ---------      --------        -----       ---------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)

                                                                                               Non
                                                   Guarantor    Issuer       Guarantor      Guarantor
                                                     Parent    of Notes     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                   ---------   ----------   ------------   ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                $   (264)    $  2,300     $   8,883      $ 2,849          $(68)       $ 13,700
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                        29        3,136         4,617        2,799                        10,581
    Provision for doubtful accounts                                  192           223          327                           742
    Deferred tax provision (benefit)                                 262        (1,360)      (1,914)                       (3,012)
    Other                                                             59            92           (8)                          143
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable              25       (4,142)         (218)       1,237                        (3,098)
      Inventories                                       (13)      (3,180)       (2,309)      (1,917)          121          (7,298)
      Prepaid expense and other current assets         (454)        (144)          533         (844)                         (909)
      Accounts payable                                  291         (896)         (460)         380                          (685)
      Accrued expenses                               (7,441)       2,993         6,643        1,529           (53)          3,671
                                                   ---------   ----------     ---------      -------         -----       ---------
Cash flows from operating activities                 (7,827)         580        16,644        4,438             -          13,835

Cash flows from investing activities:
  Capital expenditures                                  (37)      (2,951)       (1,981)        (665)                       (5,634)
  Proceeds from disposals of fixed assets                              4             9           31                            44
  Changes in other assets                               (14)         (73)          (67)      (1,618)                       (1,772)
  Business acquisition, net of cash acquired         (1,730)        (619)          124          619                        (1,606)
                                                   ---------   ----------     ---------      -------         -----       ---------
Cash flows from investing activities                 (1,781)      (3,639)       (1,915)      (1,633)            -          (8,968)

Cash flows from financing activities:
  Borrowing under lines of credit                                118,969       106,762        1,454                       227,185
  Repayments under lines of credit                      (85)    (121,222)     (106,997)                                  (228,304)
  Proceeds from issuance of stock                       477                                                                   477
  Purchase of treasury stock                         (1,916)                                                               (1,916)
  Repayments of long-term debt                                                                 (882)                         (882)
  Intercompany dividends                                           7,203        (4,603)      (2,600)                            -
  Intercompany                                       11,114          493       (10,198)      (1,409)                            -
                                                   ---------   ----------     ---------      -------         -----       ---------
Cash flows from financing activities                  9,590        5,443       (15,036)      (3,437)            -          (3,440)

Effect of exchange rate changes on cash                   -            -             -          567                           567

Increase (decrease) in cash                             (18)       2,384          (307)         (65)             -          1,994
Cash, beginning of year                                  18         (350)        2,220        1,389                         3,277
                                                   ---------   ----------     ---------      -------         -----       ---------

Cash, end of year                                  $      -    $   2,034      $  1,913      $ 1,324          $  -        $  5,271
                                                   ---------   ----------     ---------      -------         -----       ---------
                                                   ---------   ----------     ---------      -------         -----       ---------

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited results of operations (in thousands except per share data) for the years ended December 31, 1996 and 1997.

                                                   Year Ended December 31, 1996
                                          ---------------------------------------------
                                            First      Second       Third      Fourth
                                           Quarter     Quarter     Quarter     Quarter
                                          ---------   ---------   ---------   ---------
Net sales                                 $  69,049   $  64,367   $  61,460   $  63,027
Gross profit                                 21,720      20,967      19,662      21,886

Net income before extraordinary item          1,581       1,710       1,200       2,930
Extraordinary item                                                   (4,368)
                                          ---------   ---------   ---------   ---------
Net income (loss)                             1,581       1,710      (3,168)      2,930

Income (loss) per common share,
  basic and diluted
    Income before extraordinary item      $     .27   $     .29   $     .14   $     .31
    Extraordinary item                                                 (.52)
                                          ---------   ---------   ---------   ---------
    Net income (loss)                     $     .27   $     .29   $    (.38)  $     .31

Weighted average common shares,
  basic and diluted                       5,957,127   5,957,127   8,337,127   9,422,937


                                                   Year Ended December 31, 1997
                                          ---------------------------------------------
                                            First      Second       Third      Fourth
                                           Quarter     Quarter     Quarter     Quarter
                                          ---------   ---------   ---------   ---------
Net sales                                 $  73,726   $  69,775   $  64,554   $  69,793
Gross profit                                 23,621      23,041      21,246      25,373
Net income                                    3,438       3,466       2,702       4,094

Basic income per common share             $     .36   $     .37   $     .29   $     .43
Diluted income per common share                 .36         .37         .28         .43

Weighted average common shares:
  Basic                                   9,422,937   9,422,937   9,438,852   9,419,763
  Diluted                                 9,422,937   9,422,937   9,504,485   9,527,650


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11  EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

                                                                         Sequential
     (1)  Financial Statements                                           Page Number
          --------------------                                           -----------
          Independent Auditors' Report                                        19
          Consolidated Balance Sheets as of December 31, 1996 and 1997        20
          Consolidated Statements of Operations for the
            Years Ended December 31, 1995, 1996 and 1997                      21
          Consolidated Statements of Stockholders' Equity for the
            Years Ended December 31, 1995, 1996 and 1997                      22
          Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1995, 1996 and 1997                      23
          Notes to Consolidated Financial Statements                          24


(3) EXHIBITS: The Exhibits listed below are filed as part of, or incorporated by reference into this Report.


      Exhibit                                                                    Sequential
        No.                            Description                               Page Number
      -------                          -----------                               -----------
       3.1     Restated Certificate of Incorporation of Registrant (8)
       3.2     Bylaws of Registrant (6)
       3.3     Amendment No. 1 to Bylaws of Registrant (6)
       4.1     Amended and Restated Revolving Credit, Term Loan and Security
               Agreement, dated as of May 25, 1995, by and between The Selmer
               Company, Inc., Selmer Industries, Inc., Steinway Musical
               Properties, Inc., Steinway, Inc., Boston Piano Company, Inc.
               and BNY Financial Corporation, including a list of Exhibits and Schedules thereto (5)
       4.2     First Amendment, Consent, Waiver and Agreement, dated as of
               December 31, 1996, to the Existing Credit Agreement, by and
               among The Selmer Company, Inc., Steinway, Inc., Steinway
               Musical Instruments, Inc., Steinway Musical Properties, Inc.,
               Boston Piano Company, Inc., The SMI Trust, S&B Retail, Inc.
               and BNY Financial Corporation (8)
       4.3     Second Amendment, dated as of January 1, 1997, to the Credit
               Agreement, by and among The Selmer Company, Inc., Steinway,
               Inc., Steinway Musical Instruments, Inc., Boston Piano
               Company, Inc., The SMI Trust, S&B Retail, Inc. and BNY
               Financial Corporation (8)
       4.4     Third Amendment, Consent, Waiver and Agreement, dated as
               of January 31, 1997, to the Existing Credit Agreement, by
               and among The Selmer Company, Inc., Steinway, Inc., Steinway
               Musical Instruments, Inc., Boston Piano Company, Inc., The
               SMI Trust, S&B Retail, Inc., Emerson Musical Instruments,
               Inc., The Steinway Piano Company, Inc., and BNY Financial
               Corporation (8)



       4.5 Registration Rights Agreement, dated as of August 9, 1993, among Selmer Industries, Inc. and the purchasers of certain equity securities (1)
       4.6     Indenture, dated as of May 25, 1995, among The Selmer Company,
               Inc., Selmer Industries, Inc., Steinway Musical Properties,
               Inc., Steinway, Inc., Boston Piano Company, Inc. and American
               Bank National Association, as trustee, including the forms of Notes and the Guarantee thereon (4)
       4.7     Exchange Registration Rights agreement, dated as of May 25,
               1995, by and among The Selmer Company, Inc., Selmer
               Industries, Inc., Steinway Musical Properties, Inc.,
               Steinway, Inc., Boston Piano Company, Inc. and Donaldson,
               Lufkin  & Jenrette Corporation (4)
       10.1    Employment Agreement, dated as of June 22, 1993, between The
               Selmer Company, Inc. and Thomas Burzycki (1)
       10.2    Employment Agreement, dated May 8, 1989, between Steinway
               Musical Properties, Inc. and Thomas Kurrer (5)
       10.3    Employment Agreement, dated as of May 1, 1995, between
               Steinway Musical Properties, Inc. and Bruce Stevens (5)
       10.4    Employment Agreement Renewal and Amendment dated January 1,
               1997 by and between Steinway Musical Instruments, Inc.
               and Bruce Stevens (8)
       10.5    Employment Agreement, dated as of May 1, 1995, between Steinway
               Musical Properties, Inc. and Dennis Hanson (5)
       10.6    Employment Agreement Renewal and Amendment dated January 1,
               1997 by and between Steinway Musical Instruments, Inc.
               and Dennis Hanson (8)
       10.7 Agreement, dated as of August 1996, between the Registrant, Kirkland Messina Inc., and Dana Messina (6)
       10.8 Agreement, dated as of August 1996, between the Registrant, Kirkland Messina Inc., and Kyle Kirkland (6)
       10.9 Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc.
               and Philips Electronics North American Corporation (1)
       10.10   Master Note Purchase and Repurchase Agreement, dated
               August 31, 1997, by and between Textron Financial Corporation and The Selmer Company, Inc.
       10.11   Master Note Purchase and Repurchase Agreement, dated
               August 31, 1997, by and between Textron Financial Corporation and Emerson Musical Instruments, Inc.
       10.12 Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
       10.13   1996 Stock Plan of the Registrant (6)
       10.14   Form of Noncompete Agreement dated July 1996 between Steinway
               Musical Instruments, Inc. and each of Thomas Burzycki, Bruce
               Stevens, Dennis Hanson and Michael Vickrey (7)
       21.1    List of Subsidiaries of the Registrants
       23.1    Independent Auditors' Consent - Deloitte & Touche LLP
       27.1    Steinway Musical Instruments, Inc. - Financial Data Schedule
       27.2    The Selmer Company, Inc. - Financial Data Schedule


-------------------

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

      (4) Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant's Current Report on Form 8-K.

      (5) Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant's Registration Statement on Form S-4.

      (6) Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant's Registration Statement on Form S-1.

      (7) Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-1.

      (8) Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant's Annual Report on Form 10-K.


(b)   Reports on Form 8-K

      The Company did not file any current reports on Form 8-K during the quarter ending December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STEINWAY MUSICAL INSTRUMENTS, INC.



March 27, 1998                        By /s/ Dana D. Messina
--------------                        ----------------------
   (Date)                             Dana D. Messina


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     SIGNATURE                            TITLE

     /s/  Dana D. Messina  Director and Chief Executive Officer  March 27, 1998
     --------------------     (Principal Executive Officer)
     Dana D. Messina


     /s/  Dennis M. Hanson        Chief Financial Officer        March 27, 1998
     ---------------------     (Principal Financial Officer)
     Dennis M. Hanson


     /s/  Michael R. Vickrey     Executive Vice President        March 27, 1998
     -----------------------  (Principal Accounting Officer)
     Michael R. Vickrey


     /s/  Kyle R. Kirkland        Chairman of the Board          March 27, 1998
     ---------------------
     Kyle R. Kirkland


     /s/  Thomas T. Burzycki             Director                March 27, 1998
     -----------------------
     Thomas T. Burzycki


     /s/  Bruce Stevens                  Director                March 27, 1998
     ------------------
     Bruce Stevens


     /s/  Peter McMillan                 Director                March 27, 1998
     -------------------
     Peter McMillan

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE SELMER COMPANY, INC.



March 27, 1998                          By  /s/  Dana D. Messina
--------------                              --------------------
  (Date)                                         Dana D. Messina


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                           TITLE

     /s/  Thomas Burzycki        Director, President and         March 27, 1998
     --------------------        Chief Executive Officer
     Thomas Burzycki          (Principal Executive Officer)


     /s/  Michael R. Vickrey     Executive Vice President        March 27, 1998
     -----------------------   and Chief Financial Officer
     Michael R. Vickrey         (Principal Financial and
                                    Accounting Officer)


     /s/  Kyle R. Kirkland               Director                March 27, 1998
     ---------------------
     Kyle R. Kirkland


     /s/  Dana D. Messina                Director                March 27, 1998
     --------------------
     Dana D. Messina