Form 10-Q
period 1998-04-04
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1998-05-18
CIK 911583, 918904

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

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

Number of shares of Common Stock issued and
outstanding as of April 30, 1998:                  Class A      477,953
                                                   Ordinary   8,894,741
                                                              ---------
                                                   Total      9,372,694

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                      FORM 10Q
                                       INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
               December 31, 1997 and April 4, 1998.......................  3

          Condensed Consolidated Statements of Operations
               Three months ended March 29, 1997 and April 4, 1998.......  4

          Condensed Consolidated Statements of Cash Flows
               Three months ended March 29, 1997 and April 4, 1998.......  5

          Notes to Condensed Consolidated Financial Statements...........  6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................... 12


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................... 14

          SIGNATURES..................................................... 15

                STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                      DECEMBER 31,   APRIL 4,
                                                         1997          1998
                                                      ------------   --------
ASSETS
Current assets:
   Cash                                                $  5,271      $  7,181
   Accounts, notes and leases receivable, net of
       allowance for bad debts of $7,504
       and $7,916 in 1997 and 1998, respectively         47,377        52,203
   Inventories                                           87,954        87,159
   Prepaid expenses and other current assets              4,832         4,792
   Deferred tax asset                                     6,188         6,126
                                                       --------      --------
Total current assets                                    151,622       157,461

Property, plant and equipment, net of accumulated
       depreciation of $19,531 and $21,075 in
       1997 and 1998, respectively                       58,629        57,638
Other assets, net                                        22,891        21,551
Cost in excess of fair value of net assets
       acquired, net of accumulated amortization
       of $2,734 and $2,938 in 1997 and 1998,
       respectively                                      33,566        33,001
                                                       --------      --------

TOTAL ASSETS                                           $266,708      $269,651
                                                       --------      --------
                                                       --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of
     long-term debt                                    $  3,338      $  3,008
   Accounts payable                                       5,668         5,293
   Other current liabilities                             31,423        32,531
                                                       --------      --------
Total current liabilities                                40,429        40,832

Long-term debt                                          112,119       111,786
Deferred taxes                                           26,279        25,441
Non-current pension liability                            12,120        12,030
                                                       --------      --------
Total liabilities                                       190,947       190,089

Commitments and Contingent Liabilities

Stockholders' equity:
   Common stock                                               9             9
   Additional paid in capital                            69,206        69,345
   Retained earnings                                     14,492        18,959
   Accumulated translation adjustment                    (6,030)       (6,702)
   Treasury stock                                        (1,916)       (2,049)
                                                       --------      --------
     Total stockholders' equity                          75,761        79,562
                                                       --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  266,708     $  269,651
                                                       --------      --------
                                                       --------      --------


See notes to condensed consolidated financial statements.

                STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                         Three Months Ended
                                                      ------------------------
                                                       March 29,      April 4,
                                                         1997           1998
                                                      ----------     ---------
Net sales                                             $  73,726      $  79,100
Cost of sales                                            50,105         53,056
                                                      ----------     ---------

Gross profit                                             23,621         26,044

Operating Expenses:
   Sales and marketing                                    8,821          9,457
   General and administrative                             4,253          4,214
   Amortization                                             984            951
   Other expense                                            154            291
                                                      ----------     ---------
Total Operating Expenses                                 14,212         14,913
                                                      ----------     ---------

Earnings from operations                                  9,409         11,131

Interest expense, net                                     3,039          2,838
                                                      ----------     ---------

Income before income taxes                                6,370          8,293

Provision for income taxes                                2,932          3,826
                                                      ----------     ---------

Net income                                             $  3,438       $  4,467
                                                      ----------     ---------
                                                      ----------     ---------


Net income per share:
    Basic                                                $  .36         $  .48
                                                      ----------     ---------
                                                      ----------     ---------
    Diluted                                              $  .36         $  .47
                                                      ----------     ---------
                                                      ----------     ---------

Weighted average shares outstanding:
    Basic                                             9,422,937      9,364,979
                                                      ----------     ---------
                                                      ----------     ---------
    Diluted                                           9,422,937      9,528,929
                                                      ----------     ---------
                                                      ----------     ---------


See notes to condensed consolidated financial statements.

                STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                         Three Months Ended
                                                       ------------------------
                                                       March 29,      April 4,
                                                         1997           1998
                                                      ----------     ---------
Cash flows from operating activities:
  Net income                                           $  3,438       $  4,467
  Adjustments to reconcile net income to
    cash flows from operating activities:
    Depreciation and amortization                         2,687          2,686
    Deferred tax benefit                                   (576)          (516)
    Other                                                   196             79
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable              (4,446)        (5,095)
      Inventories                                           419            135
      Prepaid expense and other current assets              (41)          (194)
      Accounts payable                                     (553)          (359)
      Accrued expenses                                    2,424          1,408
                                                      ----------     ---------
    Cash flows from operating activities                  3,548          2,611

Cash flows from investing activities:
  Capital expenditures                                     (849)        (1,039)
  Proceeds from disposals of fixed assets                    33             82
  Acquisition of business (net of cash acquired)         (1,606)            -
  Changes in other assets                                (1,819)           791
                                                      ----------     ---------
    Cash flows from investing activities                 (4,241)          (166)

Cash flows from financing activities:
  Net borrowings (repayments)
    under lines of credit                                   492           (243)
  Repayments of long-term debt                             (231)          (279)
  Proceeds from issuance of stock                             -            139
  Purchase of treasury stock                                  -           (133)
                                                      ----------     ---------
    Cash flows from financing activities                    261           (516)

Effect of foreign exchange rate changes on cash               -            (19)
                                                      ----------     ---------

Increase (decrease) in cash                                (432)         1,910
Cash, beginning of period                                 3,277          5,271
                                                      ----------     ---------

Cash, end of period                                    $  2,845       $  7,181
                                                      ----------     ---------
                                                      ----------     ---------

Supplemental Cash Flow Information
    Interest paid                                      $    171       $    142
                                                      ----------     ---------
                                                      ----------     ---------
    Taxes paid                                         $  1,742       $  3,848
                                                      ----------     ---------
                                                      ----------     ---------

See notes to condensed consolidated financial statements.

                STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   APRIL 4, 1998
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


(1)  BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the three months ended March 29, 1997 and April 4, 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1997, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the three months ended April 4, 1998 are not necessarily indicative of the results which may be expected for the entire year.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly-owned subsidiaries, including The Selmer Company, Inc. ("Selmer") and The Steinway Piano Company, Inc. ("Steinway"). Significant intercompany balances have been eliminated in consolidation.

          INCOME PER SHARE - The Company has computed income per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Previously reported income per share did not differ from that computed using SFAS 128.

          A reconciliation of weighted average shares used for the basic and diluted computations is as follows:

                                                1997           1998
                                              ---------      ---------
     Weighted average shares for basic        9,422,937      9,364,979
     Dilutive effect of stock options                 -        163,950
                                              ---------      ---------
     Weighted average shares for diluted      9,422,937      9,528,929
                                              ---------      ---------
                                              ---------      ---------

          NEW ACCOUNTING PRONOUNCEMENTS - During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Comprehensive net income for the first quarter of 1997 and 1998 was $768 and $3,795, respectively.

(3)  INVENTORIES

          Inventories consist of the following:

                                           December 31,   April 4,
                                              1997         1998
                                          -------------  ----------
                Raw materials             $  11,944      $  12,937
                Work in process              35,309         34,232
                Finished goods               40,701         39,990
                                          -------------  ----------
                Total                     $  87,954      $  87,159
                                          -------------  ----------
                                          -------------  ----------

(4)  COMMITMENTS AND CONTINGENT LIABILITIES

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


(5)  SUMMARIZED FINANCIAL INFORMATION

          The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:

                                                          Three Months Ended
                                                         --------------------
                         December 31,     April 4,       March 29,    April 4
                            1997            1998           1997        1998
                        -------------    ----------      ---------   ---------
Current assets          $  149,022       $  154,530
Total assets               263,725          266,334
Current liabilities         46,664           50,057
Stockholder's equity        78,302           82,101
Total revenues                                           $  73,035   $  78,126
Gross profit                                                23,520      25,711
Net income                                                   3,530       4,471

(6)  SEGMENT INFORMATION

          The Company has adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a company disclose segmented information about its businesses based upon the way in which management oversees and evaluates the results of such businesses. Consistent with this approach, the Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.

The following tables present information about the Company's operating segments for the three months ended March 29, 1997 and April 4, 1998:


1997                                Piano Segment               Band and Orchestral Segment   Other &   Consol
                             -------------------------------    --------------------------
                             US     Germany   Other     Total      US     Other     Total       Elim    Total
                             --     -------   -----    ------    -------  -----    ------      ------   -----

Revenues from external
    customers             $19,860   $10,522   $1,683   $32,065   $40,895   $766    $41,661     $  --    $73,726
Segment net income (loss)    (358)      (13)       2      (369)    1,489     54      1,543      2,264     3,438



1998                                Piano Segment               Band and Orchestral Segment   Other &   Consol
                             -------------------------------    --------------------------
                             US     Germany   Other     Total      US     Other    Total       Elim     Total
                             --     -------   -----    ------    -------  -----    ------      ------   -----

Revenues from external
    customers              $24,295   $8,615   $4,310   $37,220   $40,900   $980   $41,880      $  -     $79,100
Segment net income             227      284      266       777     1,244     40     1,284     2,406       4,467


(7)  SUMMARY OF MERGER AND GUARANTEES

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

                  STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                   APRIL 4, 1998
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)



                                                                                       Non
                                                  Guarantor Issuer    Guarantor        Guarantor
                                                  Parent    of Notes  Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                --------- --------  ------------     ------------   ------------   -------------
ASSETS
Current assets:
   Cash                                        $      -     $  4,455    $  1,480       $  1,246      $       -      $   7,181
   Accounts, notes and leases receivable, net         -       39,432       6,415          6,356              -         52,203
   Inventories                                        -       34,581      30,280         22,921           (623)        87,159
   Prepaid expenses and other current assets        777        1,527         647          1,841              -          4,792
   Deferred tax asset                                 -        1,060       2,420          3,619           (973)         6,126
                                                --------- ---------- -----------     ----------     -----------   -----------
Total current assets                                777       81,055      41,242         35,983         (1,596)       157,461

Property, plant and equipment, net                   85       15,105      26,992         15,456              -         57,638
Investment in subsidiaries                       71,143      168,557      56,147              -       (295,847)             -
Other assets, net                                   613        1,848      13,384          7,019         (1,313)        21,551
Cost in excess of fair value
   of net assets acquired, net                        -        9,570      11,390         12,041              -         33,001
                                                --------- ---------- -----------     ----------     -----------   -----------
TOTAL ASSETS                                   $ 72,618   $  276,135  $  149,155      $  70,499      $(298,756)     $ 269,651
                                                --------- ---------- -----------     ----------     -----------   -----------
                                                --------- ---------- -----------     ----------     -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
    portion of long-term debt                      $  -         $  -        $  -       $  3,008      $       -      $   3,008
   Accounts payable                                  75        2,401       1,538          1,279              -          5,293
   Other current liabilities                     (9,430)      15,512      17,227         10,536         (1,314)        32,531
                                                --------- ---------- -----------     ----------     -----------   -----------
Total current liabilities                        (9,355)      17,913      18,765         14,823         (1,314)        40,832

Long-term debt                                       68      106,427       3,505          1,786              -        111,786
Intercompany                                     14,862       64,597     (81,549)         2,090              -              -
Deferred taxes                                        -        1,787      10,495         13,159              -         25,441
Non-current pension liability                         -          995           -         12,030           (995)        12,030
                                                --------- ---------- -----------     ----------     -----------   -----------
Total liabilities                                 5,575      191,719     (48,784)        43,888         (2,309)       190,089

Stockholders' equity                             67,043       84,416     197,939         26,611       (296,447)        79,562
                                                --------- --------  ------------     ------------   ------------   -------------
Total                                          $ 72,618   $  276,135  $  149,155      $  70,499      $(298,756)     $ 269,651
                                                --------- ---------- -----------     ----------     -----------   -----------
                                                --------- ---------- -----------     ----------     -----------   -----------


                STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED APRIL 4, 1998
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)




                                                                                       Non
                                                  Guarantor Issuer    Guarantor        Guarantor
                                                  Parent    of Notes  Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                --------- --------  ------------     ------------   ------------   -------------
Net sales                                          $  -    $  40,431   $  26,666      $  13,905      $  (1,902)    $  79,100
Cost of sales                                         -       28,052      17,946          8,927         (1,869)       53,056
                                                --------- ---------- -----------     ----------     -----------   -----------
Gross profit                                          -       12,379       8,720          4,978            (33)       26,044

Operating expenses:
  Sales and marketing                                 -        3,860       3,537          2,094            (34)        9,457
  General and administrative                        710        1,375       1,040          1,089              -         4,214
  Amortization                                        -          115         518            318              -           951
  Other (income) expense                           (581)         (27)        684            181             34           291
                                                --------- ---------- -----------     ----------     -----------   -----------
Total operating expenses                            129        5,323       5,779          3,682              -        14,913
                                                --------- ---------- -----------     ----------     -----------   -----------
Earnings (loss) from operations                    (129)       7,056       2,941          1,296            (33)       11,131

Interest (income) expense:
  Interest income                                     -         (301)     (3,955)           (24)         3,952          (328)
  Interest expense                                    -        4,783       2,230            105         (3,952)        3,166
                                                --------- ---------- -----------     ----------     -----------   -----------
Interest expense, net                                 -        4,482      (1,725)            81              -         2,838
                                                --------- ---------- -----------     ----------     -----------   -----------
Income (loss) before income taxes                  (129)       2,574       4,666          1,215            (33)        8,293

Provision for (benefit of) income taxes             (66)       1,297       1,940            625             30         3,826
                                                --------- ---------- -----------     ----------     -----------   -----------
Net income (loss)                                $  (63)    $  1,277    $  2,726      $     590      $     (63)    $   4,467
                                                --------- ---------- -----------     ----------     -----------   -----------
                                                --------- ---------- -----------     ----------     -----------   -----------

                STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED APRIL 4, 1998
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)



                                                                                       Non
                                                  Guarantor Issuer    Guarantor        Guarantor
                                                  Parent    of Notes  Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                --------- --------  ------------     ------------   ------------   -------------
Cash flows from operating activities:
  Net income (loss)                              $  (63)    $  1,277    $  2,726         $  590         $  (63)      $ 4,467
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
   Depreciation and amortization                      8          833       1,176            669              -         2,686
   Deferred tax benefit                               -            -        (246)          (270)             -          (516)
   Other                                              -           45          55            (21)             -            79
   Changes in operating assets and liabilities:
    Accounts, notes and leases receivable             -       (5,816)       (294)         1,015              -        (5,095)
    Inventories                                       -        3,306      (1,578)        (1,626)            33           135
    Prepaid expense and other current assets        (90)          77        (290)           109              -          (194)
    Accounts payable                               (254)         548        (576)           (77)             -          (359)
    Accrued expenses                             (2,787)       1,864       2,102            199             30         1,408
                                                --------- ---------- -----------     ----------     -----------   -----------
Cash flows from operating activities             (3,186)       2,134       3,075            588              -         2,611

Cash flows from investing activities:
  Capital expenditures                               (2)        (510)       (463)           (64)             -        (1,039)
  Proceeds from disposals of fixed assets             -            -           -             82              -            82
  Changes in other assets                            (3)         594           -            200              -           791
                                                --------- ---------- -----------     ----------     -----------   -----------
Cash flows from investing activities                 (5)          84        (463)           218              -          (166)

Cash flows from financing activities:
  Net borrowings (repayments) under
   lines of credit                                   18       (1,320)      1,302           (243)             -          (243)
  Repayments of long-term debt                        -            -           -           (279)             -          (279)
  Proceeds from sale of stock                       139            -           -              -              -           139
  Purchase of treasury stock                       (133)           -           -              -              -          (133)
  Intercompany dividend                               -            -         800           (800)             -             -
  Intercompany                                    3,167        1,523      (5,147)           457              -             -
                                                --------- ---------- -----------     ----------     -----------   -----------
Cash flows from financing activities              3,191          203      (3,045)          (865)             -          (516)

Effect of exchange rate changes on cash               -            -           -            (19)             -           (19)

Increase (decrease) in cash                           -        2,421        (433)           (78)             -         1,910
Cash, beginning of period                             -        2,034       1,913          1,324              -         5,271
                                                --------- ---------- -----------     ----------     -----------   -----------

Cash, end of period                                $  -     $  4,455    $  1,480       $  1,246           $  -      $  7,181
                                                --------- ---------- -----------     ----------     -----------   -----------
                                                --------- ---------- -----------     ----------     -----------   -----------


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS)

INTRODUCTION

     The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments.

     Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, exchange rate fluctuations, and the availability of production capacity which could cause actual results to differ materially from those indicated herein. Further information on these risk factors is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its Final Prospectus filed in August, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 4, 1998 COMPARED TO THREE MONTHS ENDED MARCH 29, 1997

     NET SALES - Net sales increased $5.4 million (7%) to $79.1 million in the first quarter of 1998. Virtually all of this increase was generated in the piano segment where strong domestic retail sales, continued growth of the Boston line, and improved foreign shipments combined for a sales increase of $5.2 million (16%). Total piano shipments increased 18% overall, with Boston and Steinway shipments increasing nearly 30% and 7%, respectively. Band and orchestral instrument sales remained essentially flat for the first quarter of 1998. The introduction of a new student saxophone caused certain manufacturing inefficiencies commonly encountered in product changeovers and contributed to a decline in band instrument shipments. In addition, the Company's yen based competitors used the weakness in their currency to gain a significant pricing advantage in certain product categories. While these factors contributed to a 3% decrease in total instrument shipments, string and percussion shipments increased 15% for the quarter.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $2.4 million (10%) to $26.0 million in the first quarter of 1998. Gross margins increased to 32.9% in 1998 compared to 32.0% in 1997. This improvement is primarily due to an increase in piano margins from 31.4% in 1997 to 35.4% in 1998. Extremely strong retail piano sales combined with yen driven cost reductions in the Boston piano line contributed to the increase. Band and orchestral instrument margins were negatively impacted by the manufacturing inefficiencies experienced with the introduction of the student saxophone, resulting in a decline in margins from 32.5% in 1997 to 30.7% in 1998.

     OPERATING EXPENSES - Operating expenses increased by $0.7 million (5%) to $14.9 million in the first quarter of 1998. Expenses decreased as a percentage of sales from 19.3% in 1997 to 18.9% in 1998.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $1.7 million (18%) to $11.1 million in the first quarter of 1998. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased $0.2 million in the first quarter of 1998 to $2.8 million. Lower outstanding balances on the Company's lines of credit contributed to the reduction.



LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash provided by operations in the first quarter was $3.5 million in 1997 and $2.6 million in 1998. The decrease in cash provided by operations in 1998 resulted from $1.0 million of additional cash earnings from operations offset by $1.9 million of additional net working capital requirements for increased receivables associated with higher sales and lower accrued expense balances.

     Capital expenditures were $0.8 million and $1.0 million for the first quarter of 1997 and 1998, respectively. These capital expenditures were mainly used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it modernizes its equipment and renovates its facilities in order to expand its production capacity and piano restoration services.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Facility"). The Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. As of April 4, 1998, no amounts were outstanding and availability was approximately $58.6 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 25 million deutsche marks ($13,525 at the April 4, 1998 exchange rate).

     The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

     In the first quarter of 1998, the Company repurchased 6,000 shares of its common stock at a cost of $133.

     Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Comprehensive net income for the first quarter of 1997 and 1998 was $768 and $3,795, respectively.



PART II   OTHER INFORMATION


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Exhibit 27.1. Steinway Musical Instruments, Inc. - Financial Data Schedule
          Exhibit 27.2   The Selmer Company, Inc. - Financial Data Schedule

     Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended April 4, 1998.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.




                         STEINWAY MUSICAL INSTRUMENTS, INC.

                          /s/   Dana D. Messina
                         -----------------------------------------------
                         Dana D. Messina
                         Director, President and Chief Executive Officer

                          /s/   Dennis M. Hanson
                         -----------------------------------------------
                         Dennis M. Hanson
                         Vice President and Chief Financial Officer


                         THE SELMER COMPANY, INC.

                          /s/   Thomas T. Burzycki
                         -----------------------------------------------
                         Thomas T. Burzycki
                         Director, President and Chief Executive Officer

                          /s/   Michael R. Vickrey
                         -----------------------------------------------
                         Michael R. Vickrey
                         Executive Vice President and Chief Financial Officer


Date:   May 15, 1998