Form 10-Q
period 1998-07-04
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1998-08-14
CIK 911583, 918904

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-11911


                       STEINWAY MUSICAL INSTRUMENTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                             35-1910745
      (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

        800 South Street, Suite 425
          Waltham, Massachusetts                          02453
     (Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number including area code:  (781) 894-9770

                                      and

                           THE SELMER COMPANY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 95-4432228
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

600 Industrial Parkway, Elkhart, Indiana                     46516
 (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code:  (219) 522-1675


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.
Yes [X] No [ ]

Number of shares of Common Stock issued and outstanding as of July 31, 1998:

                                       Class A               477,953
                                       Ordinary            8,869,841
                                                           ---------
                                       Total               9,347,794

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                   FORM 10Q
                                     INDEX

PART I.         FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                Condensed Consolidated Balance Sheets
                     December 31, 1997 and July 4, 1998......................................................3

                Condensed Consolidated Statements of Operations
                     Three months and six months ended June 28, 1997 and July 4, 1998........................4

                Condensed Consolidated Statements of Cash Flows
                     Six months ended June 28, 1997 and July 4, 1998.........................................5

                Notes to Condensed Consolidated Financial Statements.........................................6


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS..............................................................13


PART II.        OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................16

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K............................................................16

                SIGNATURES..................................................................................17

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       DECEMBER 31,              JULY 4,
                                                                                           1997                   1998
                                                                                     -----------------     ------------------
ASSETS
Current assets:
   Cash                                                                              $          5,271      $         2,947
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $7,504 and $7,975 in 1997 and 1998, respectively                          47,377               67,118
   Inventories                                                                                 87,954               90,387
   Prepaid expenses and other current assets                                                    4,832                2,449
   Deferred tax asset                                                                           6,188                6,157
                                                                                     -----------------     ------------------
Total current assets                                                                          151,622              169,058

Property, plant and equipment, net of accumulated depreciation of
        $19,531 and $22,711 in 1997 and 1998, respectively                                     58,629               57,763
Other assets, net                                                                              22,891               20,894
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $2,734 and $3,179 in 1997 and 1998, respectively                       33,566               32,961
                                                                                     -----------------     ------------------

TOTAL ASSETS                                                                         $        266,708      $       280,676
                                                                                     -----------------     ------------------
                                                                                     -----------------     ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                               $          3,338      $         2,153
   Accounts payable                                                                             5,668                4,593
   Other current liabilities                                                                   31,423               27,445
                                                                                     -----------------     ------------------
Total current liabilities                                                                      40,429               34,191

Long-term debt                                                                                112,119              125,622
Deferred taxes                                                                                 26,279               25,107
Non-current pension liability                                                                  12,120               12,331
                                                                                     -----------------     ------------------
Total liabilities                                                                             190,947              197,251
Commitments and Contingent Liabilities
Stockholders' equity:
   Common stock                                                                                     9                    9
   Additional paid in capital                                                                  69,206               69,620
   Retained earnings                                                                           14,492               23,244
   Accumulated translation adjustment                                                          (6,030)              (6,374)
   Treasury stock                                                                              (1,916)              (3,074)
                                                                                     -----------------     ------------------
     Total stockholders' equity                                                                75,761               83,425
                                                                                     -----------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $        266,708      $       280,676
                                                                                     -----------------     ------------------
                                                                                     -----------------     ------------------

See notes to condensed consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                 Three Months Ended                      Six Months Ended
                                                         -----------------------------------   ------------------------------------
                                                              June 28,           July 4,            June 28,             July 4,
                                                               1997               1998                1997                1998
                                                         ----------------   ----------------   -----------------   ----------------
Net sales                                                   $    69,775        $    73,061        $   143,501          $  152,161
Cost of sales                                                    46,734             48,529             96,839             101,585
                                                         ----------------   ----------------   -----------------   ----------------

Gross profit                                                     23,041             24,532             46,662              50,576

Operating Expenses:
   Sales and marketing                                            8,045              8,548             16,866              18,005
   General and administrative                                     4,364              4,162              8,617               8,376
   Amortization                                                     969                957              1,953               1,908
   Other (income) expense                                            10                 (3)               164                 288
                                                         ----------------   ----------------   -----------------   ----------------
Total Operating Expenses                                         13,388             13,664             27,600              28,577
                                                         ----------------   ----------------   -----------------   ----------------

Earnings from operations                                          9,653             10,868             19,062              21,999

Interest expense, net                                             3,217              2,889              6,256               5,727
                                                         ----------------   ----------------   -----------------   ----------------

Income before income taxes                                        6,436              7,979             12,806              16,272

Provision for income taxes                                        2,970              3,694              5,902               7,520
                                                         ----------------   ----------------   -----------------   ----------------

Net income                                                        3,466        $     4,285        $     6,904          $    8,752
                                                         ----------------   ----------------   -----------------   ----------------
                                                         ----------------   ----------------   -----------------   ----------------


Net income per share:
    Basic                                                   $       .37        $       .46        $       .73          $      .93
                                                         ----------------   ----------------   -----------------   ----------------
                                                         ----------------   ----------------   -----------------   ----------------
    Diluted                                                 $       .37        $       .45        $       .73          $      .92
                                                         ----------------   ----------------   -----------------   ----------------
                                                         ----------------   ----------------   -----------------   ----------------
Weighted average shares outstanding:
    Basic                                                     9,422,937          9,363,932          9,422,937           9,364,456
                                                         ----------------   ----------------   -----------------   ----------------
                                                         ----------------   ----------------   -----------------   ----------------
    Diluted                                                   9,422,937          9,583,293          9,422,937           9,560,511
                                                         ----------------   ----------------   -----------------   ----------------
                                                         ----------------   ----------------   -----------------   ----------------




See notes to condensed consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                          Six Months Ended
                                                                               -----------------------------------
                                                                                    June 28,           July 4,
                                                                                     1997               1998
                                                                               ----------------   ----------------
Cash flows from operating activities:
  Net income                                                                    $     6,904        $     8,752
  Adjustments to reconcile net income to
    cash flows from operating activities:
    Depreciation and amortization                                                     5,366              5,376
    Deferred tax benefit                                                             (1,152)            (1,033)
    Other                                                                               368                186
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                         (22,499)           (20,041)
      Inventories                                                                    (2,726)            (2,942)
      Prepaid expense and other current assets                                         (746)               662
      Accounts payable                                                                 (390)            (1,093)
      Accrued expenses                                                                  (53)            (3,676)
                                                                             ----------------   ----------------
    Cash flows from operating activities                                            (14,928)           (13,809)

Cash flows from investing activities:
  Capital expenditures                                                               (1,871)            (2,722)
  Proceeds from disposals of fixed assets                                                33                132
  Acquisition of business (net of cash acquired)                                     (1,606)                 -
  Changes in other assets                                                            (1,391)             2,342
                                                                             ----------------   ----------------
    Cash flows from investing activities                                             (4,835)              (248)

Cash flows from financing activities:
  Net borrowings under lines of credit                                               18,880             12,953
  Repayments of long-term debt                                                         (453)              (492)
  Proceeds from issuance of stock                                                         -                414
  Purchase of treasury stock                                                              -             (1,158)
                                                                              ----------------   ----------------
    Cash flows from financing activities                                             18,427             11,717

Effect of foreign exchange rate changes on cash                                         (18)                16
                                                                              ----------------   ----------------

Decrease in cash                                                                     (1,354)            (2,324)
Cash, beginning of period                                                             3,277              5,271
                                                                              ----------------   ----------------

Cash, end of period                                                             $     1,923        $     2,947
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------

Supplemental Cash Flow Information
    Interest paid                                                               $     6,554        $     6,372
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------
    Taxes paid                                                                  $     6,332        $     8,877
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------




See notes to condensed consolidated financial statements.

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 4, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


(1)    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the six months ended June 28, 1997 and July 4, 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1997, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the six months ended July 4, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

      A reconciliation of weighted average shares used for the basic and diluted computations for the three and six month periods ended June 28, 1997 and July 4, 1998 is as follows:


                                                                 Three months ended                    Six months ended
                                                                 ------------------                    ----------------
                                                               1997              1998               1997              1998
                                                               ----              ----               ----              ----
           Weighted average shares for basic                 9,422,937         9,363,932          9,422,937         9,364,456
           Dilutive effect of stock options                          -           219,361                  -           196,055
                                                             ---------        ----------          ---------         ---------
           Weighted average shares for diluted               9,422,937         9,583,293          9,422,937         9,560,511
                                                             ---------        ----------          ---------         ---------
                                                             ---------        ----------          ---------         ---------

      NEW ACCOUNTING PRONOUNCEMENTS - During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Comprehensive net income for the first six months of 1997 and 1998 was $3,442 and $8,408, respectively.

(3)   INVENTORIES

      Inventories consist of the following:


                                            December 31,           July 4,
                                               1997                 1998
                                       ------------------   -----------------
Raw materials                          $     11,944         $     13,450
Work in process                              35,309               34,953
Finished goods                               40,701               41,984
                                       ------------------   -----------------
Total                                  $     87,954         $     90,387
                                       ------------------   -----------------
                                       ------------------   -----------------

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

(5)   SUMMARIZED FINANCIAL INFORMATION

      The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:

                                                                                      Six Months Ended
                                                                          --------------------------------------
                                      December 31,           July 4,             June 28,             July 4,
                                         1997                 1998                1997                 1998
                                 ------------------   -----------------   ------------------   -----------------
Current assets                       $ 149,022            $ 166,285
Total assets                           263,725              277,489
Current liabilities                     46,664               43,327
Stockholder's equity                    78,302               86,579
Total revenues                                                               $  142,003          $   150,701
Gross profit                                                                     46,307               50,081
Net income                                                                        7,011                8,621


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

The following tables present information about the Company's operating segments for the three months and six months ended June 28, 1997 and July 4, 1998:


THREE MONTHS ENDED 1997                     Piano Segment                     Band and Orchestral Segment
                              -------------------------------------------  ----------------------------------- Other &     Consol
                                  US      Germany      Other      Total        US        Other      Total       Elim        Total
                                  --      -------      -----      -----        --        -----      -----       ----        -----
Revenues from external
    customers                   $21,429     $9,538     $2,997      $33,964   $35,023       $788      $35,811   $      -     $69,775
Segment net income                   53        179        110          342       793         25          818      2,306       3,466


THREE MONTHS ENDED 1998                     Piano Segment                     Band and Orchestral Segment
                              -------------------------------------------  ----------------------------------- Other &     Consol
                                  US      Germany      Other      Total        US        Other      Total       Elim        Total
                                  --      -------      -----      -----        --        -----      -----       ----        -----
Revenues from external
    customers                   $26,306     $9,043     $3,635      $38,984   $33,138       $939      $34,077   $      -     $73,061
Segment net income                  836        257        171        1,264       445          1          446      2,575       4,285



SIX MONTHS ENDED 1997                       Piano Segment                     Band and Orchestral Segment
                              -------------------------------------------  ----------------------------------- Other &     Consol
                                  US      Germany      Other      Total        US        Other      Total       Elim        Total
                                  --      -------      -----      -----        --        -----      -----       ----        -----
Revenues from external
    customers                   $41,289    $20,060     $4,680      $66,029   $75,918     $1,554      $77,472   $      -    $143,501
Segment net income (loss)          (305)       166        112          (27)    2,282         79        2,361      4,570       6,904


SIX MONTHS ENDED 1998                       Piano Segment                     Band and Orchestral Segment
                              -------------------------------------------  ----------------------------------- Other &     Consol
                                  US      Germany      Other      Total        US        Other      Total       Elim        Total
                                  --      -------      -----      -----        --        -----      -----       ----        -----
Revenues from external
    customers                   $50,601    $17,658     $7,945      $76,204   $74,038     $1,919      $75,957   $      -    $152,161
Segment net income                1,063        541        437        2,041     1,689         41        1,730      4,981       8,752


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

              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                 JULY 4, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                              Non
                                                  Guarantor      Issuer      Guarantor     Guarantor
                                                    Parent      of Notes    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                 -----------   ----------   ------------  ------------   ------------  ------------
ASSETS
Current assets:
   Cash                                            $     -     $    346       $  1,319       $ 1,282      $       -      $  2,947
   Accounts, notes and leases receivable, net            -       55,015          6,335         5,768              -        67,118
   Inventories                                           -       34,488         31,994        24,610           (705)       90,387
   Prepaid expenses and other current assets           196        1,272            407           574              -         2,449
   Deferred tax asset                                    -        1,060          2,420         3,650           (973)        6,157
                                                 -----------   ----------   ------------  ------------   ------------  ------------
Total current assets                                   196       92,181         42,475        35,884         (1,678)      169,058

Property, plant and equipment, net                      83       15,192         27,137        15,351              -        57,763
Investment in subsidiaries                          71,143      168,557         56,147             -       (295,847)            -
Other assets, net                                      613        1,756         12,942         6,896         (1,313)       20,894
Cost in excess of fair value
    of net assets acquired, net                          -        9,502         11,313        12,146              -        32,961
                                                 -----------   ----------   ------------  ------------   ------------  ------------

TOTAL ASSETS                                       $72,035     $287,188       $150,014       $70,277      $(298,838)     $280,676
                                                 -----------   ----------   ------------  ------------   ------------  ------------
                                                 -----------   ----------   ------------  ------------   ------------  ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt                    $     -     $      -       $      -       $ 2,153      $       -      $  2,153
   Accounts payable                                     92        1,612          1,796         1,093              -         4,593
   Other current liabilities                        (9,373)       9,569         18,194        10,415         (1,360)       27,445
                                                 -----------   ----------   ------------  ------------   ------------  ------------
Total current liabilities                           (9,281)      11,181         19,990        13,661         (1,360)       34,191

Long-term debt                                         102      121,061          2,854         1,605              -       125,622
Intercompany                                        14,787       67,313        (84,360)        2,260              -             -
Deferred taxes                                           -        1,787         10,268        13,052              -        25,107
Non-current pension liability                            -          995              -        12,331           (995)       12,331
                                                 -----------   ----------   ------------  ------------   ------------  ------------
Total liabilities                                    5,608      202,337        (51,248)       42,909         (2,355)      197,251

Stockholders' equity                                66,427       84,851        201,262        27,368       (296,483)       83,425
                                                 -----------   ----------   ------------  ------------   ------------  ------------

Total                                              $72,035     $287,188       $150,014       $70,277      $(298,838)     $280,676
                                                 -----------   ----------   ------------  ------------   ------------  ------------
                                                 -----------   ----------   ------------  ------------   ------------  ------------


              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JULY 4, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          Non
                                         Guarantor        Issuer       Guarantor      Guarantor
                                           Parent        of Notes     Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                       -------------   -------------  -------------  -------------  --------------  -------------

Net sales                              $          -    $   73,323     $   55,754     $    27,522   $     (4,438)      $ 152,161
Cost of sales                                     -        50,590         37,220          18,098         (4,323)        101,585
                                       -------------  -------------  -------------  -------------  --------------  -------------

Gross profit                                      -        22,733         18,534           9,424           (115)         50,576

Operating expenses:
  Sales and marketing                             -         7,024          6,974           4,069            (62)         18,005
  General and administrative                  1,389         2,802          2,117           2,068              -           8,376
  Amortization                                    -           230          1,037             641              -           1,908
  Other (income) expense                     (1,336)           11          1,247             304             62             288
                                       -------------  -------------  -------------  -------------  --------------  -------------
Total operating expenses                         53        10,067         11,375           7,082              -          28,577
                                       -------------  -------------  -------------  -------------  --------------  -------------

Earnings (loss) from operations                 (53)       12,666          7,159           2,342           (115)         21,999

Interest (income) expense:
  Interest income                              (197)         (408)        (7,930)            (32)         7,925            (642)
   Interest expense                               -         9,622          4,474             198         (7,925)          6,369
                                       -------------  -------------  -------------  --------------  -------------  -------------
Interest expense, net                          (197)        9,214         (3,456)            166              -           5,727
                                       -------------  -------------  -------------  -------------  --------------  -------------

Income (loss) before income taxes               144         3,452         10,615           2,176           (115)         16,272

Provision for (benefit of) income taxes          73         1,740          4,566           1,157            (16)          7,520
                                       -------------  -------------  -------------  -------------  --------------  -------------

Net income (loss)                      $         71    $    1,712     $    6,049     $     1,019   $        (99)      $   8,752
                                       -------------  -------------  -------------  -------------  --------------  -------------
                                       -------------  -------------  -------------  -------------  --------------  -------------


              STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JULY 4, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 Non
                                                  Guarantor     Issuer       Guarantor     Guarantor
                                                    Parent     of Notes     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                  ---------    --------     ------------  ------------   ------------  ------------
Cash flows from operating activities:
  Net income (loss)                               $     71     $  1,712      $    6,049    $   1,019      $     (99)    $    8,752
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                       16        1,666           2,354        1,340              -          5,376
    Deferred tax benefit                                 -            -            (473)        (560)             -         (1,033)
    Other                                                -          115              93          (22)             -            186
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable              -      (21,419)           (252)       1,630              -        (20,041)
      Inventories                                       (3)       3,399          (3,381)      (3,072)           115         (2,942)
      Prepaid expense and other current assets         205          332             (50)         175              -            662
      Accounts payable                                (237)        (241)           (318)        (297)             -         (1,093)
      Accrued expenses                              (2,730)      (4,079)          3,069           80            (16)        (3,676)
                                                  ---------    --------     ------------  ------------   ------------  ------------
Cash flows from operating activities                (2,678)     (18,515)          7,091          293              -        (13,809)

Cash flows from investing activities:
  Capital expenditures                                  (5)      (1,365)         (1,178)        (174)             -         (2,722)
  Proceeds from disposals of fixed assets                -            -               -          132              -            132
  Changes in other assets                              283          639               -        1,420              -          2,342
                                                  ---------    --------     ------------  ------------   ------------  ------------
Cash flows from investing activities                   278         (726)         (1,178)       1,378              -           (248)

Cash flows from financing activities:
  Net borrowings (repayments) under
     lines of credit                                    52       13,314             651       (1,064)             -         12,953
  Repayments of long-term debt                           -            -               -         (492)             -           (492)
  Proceeds from sale of stock                          414            -               -            -              -            414
  Purchase of treasury stock                        (1,158)           -               -            -              -         (1,158)
  Intercompany dividend                                  -            -             800         (800)             -              -
  Intercompany                                       3,092        4,239          (7,958)         627              -              -
                                                  ---------    --------     ------------  ------------   ------------  ------------
Cash flows from financing activities                 2,400       17,553          (6,507)      (1,729)             -         11,717

Effect of exchange rate changes on cash                  -            -              -            16              -             16

Decrease in cash                                         -       (1,688)           (594)         (42)             -         (2,324)
Cash, beginning of period                                -        2,034           1,913        1,324              -          5,271
                                                  ---------    --------     ------------  ------------   ------------  ------------

Cash, end of period                               $      -     $    346     $     1,319   $    1,282     $        -     $    2,947
                                                  ---------    --------     ------------  ------------   ------------  ------------
                                                  ---------    --------     ------------  ------------   ------------  ------------

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS)

INTRODUCTION

     The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments.

     Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, increased competition, exchange rate fluctuations, and the availability of production capacity which could cause actual results to differ materially from those indicated herein. Further information on these risk factors is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its Final Prospectus filed in August 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 1998 COMPARED TO THREE MONTHS ENDED JUNE 28, 1997

     NET SALES - Net sales increased $3.3 million (5%) to $73.1 million in the second quarter of 1998. Piano sales, fueled by strong domestic demand, continued growth of the Boston line and improved foreign shipments, increased $5.0 million (15%) for the quarter. Total piano shipments increased 23% overall, with both Steinway and Boston shipments increasing over 20%. Band and orchestral instrument sales decreased $1.7 million (5%) for the second quarter of 1998 on a 7% decrease in unit shipments. Weak demand and the strengthening of the U.S. dollar caused export sales to the Far East to decline 37%, accounting for nearly half of the total sales decline. In addition, growth in domestic markets was slowed as the Company's competitors reduced selling prices in an effort to sell domestically those inventories that had been produced originally for foreign markets. Finally, inadequate production levels of the new student saxophone continue to negatively impact sales.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $1.5 million (6%) to $24.5 million in the second quarter of 1998. Gross margins increased from 33.0% in 1997 to 33.6% in 1998. Piano margins, which increased from 33.5% in 1997 to 35.3% in 1998, have been primarily affected by yen driven cost reductions in the Boston piano line. Favorable instrument mix and price realization have also contributed to the improvement in piano margins. Band and orchestral instrument margins have been negatively impacted by manufacturing inefficiencies experienced with the production of the new student saxophone, resulting in a decline in margins from 32.6% in 1997 to 31.6% in 1998.

     OPERATING EXPENSES - Operating expenses increased by $0.3 million (2%) to $13.7 million in the second quarter of 1998. Expenses decreased as a percentage of sales from 19.2% in 1997 to 18.7% in 1998.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $1.2 million (13%) to $10.9 million in the second quarter of 1998. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased $0.3 million in the second quarter of 1998 to $2.9 million. Lower outstanding balances on the Company's lines of credit accounted for the decrease.

SIX MONTHS ENDED JULY 4, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997

     NET SALES - Net sales increased $8.7 million (6%) to $152.2 million in the first six months of 1998. Strong domestic demand for pianos helped offset a more competitive environment for band instruments. Piano sales increased $10.2 million (15%) to $76.2 million in 1998 on a 21% increase in unit shipments. Band and orchestral instrument sales decreased $1.5 million (2%) to $76.0 million reflecting a 5% decrease in unit shipments. The band instrument decline can be attributed to weaker export sales where shipments to the Far East were down $2.2 million from 1997.

     GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $3.9 million (8%) to $50.6 million in the first six months of 1998. Gross margins increased to 33.2% in 1998 compared to 32.5% in 1997. This improvement is primarily due to an increase in piano margins from 32.5% in 1997 to 35.4% in 1998. Extremely strong retail piano sales combined with yen driven cost reductions in the Boston piano line contributed to the increase. Band and orchestral instrument margins were negatively impacted by the manufacturing inefficiencies experienced with the introduction of the new student saxophone, resulting in a decline in margins from 32.5% in 1997 to 31.1% in 1998.

     OPERATING EXPENSES - Operating expenses increased by $1.0 million (4%) to $28.6 million in the first six months of 1998. Expenses decreased as a percentage of sales from 19.2% in 1997 to 18.8% in 1998.

     EARNINGS FROM OPERATIONS - Earnings from operations increased by $2.9 million (15%) to $22.0 million in the first six months of 1998. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE - Net interest expense decreased $0.5 million in the first six months of 1998 to $5.7 million. Lower outstanding balances on the Company's lines of credit accounted for the reduction.



LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash used in operations in the first six months decreased $1.1 million from $14.9 million in 1997 to $13.8 million in 1998. Increased cash earnings from operations of $1.8 million in 1998 were offset by additional working capital requirements of $0.7 million. Working capital changes include $4.4 million used to lower current liability balances, and $3.7 million provided from lower accounts receivable and other current asset balances.

     Capital expenditures were $1.9 million and $2.7 million for the first six months of 1997 and 1998, respectively. These capital expenditures were mainly used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it modernizes its equipment and renovates its facilities in order to expand its production capacity and piano restoration services.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Facility"). The Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. As of July 4, 1998, $14.0 million was outstanding, with additional availability of approximately $45.2 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 25 million deutsche marks ($13,736 at the July 4, 1998 exchange rate).

     The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

     The Company repurchased 41,000 shares of its common stock at a cost of $1,158 during the first six months 1998, of which 35,000 shares were repurchased during the second quarter at a cost of $1,025.

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


NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Comprehensive net income for the first six months of 1997 and 1998 was $3,442 and $8,408, respectively.

PART II    OTHER INFORMATION

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Shareholders held on June 12, 1998, the Board of Directors was re-elected in its entirety with 53,129,583 votes cast for re-election and 14,300 votes withheld.

           The proposal to ratify Deloitte & Touche, LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1998 was approved with 53,123,269 votes case for, 1,920 votes against, and 18,694 abstentions.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit 27.1.   Steinway Musical Instruments, Inc. - Financial Data Schedule
           Exhibit 27.2    The Selmer Company, Inc. - Financial Data Schedule

      (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended July 4, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.




                                 STEINWAY MUSICAL INSTRUMENTS, INC.

                                /s/   Dana D. Messina
                                ------------------------------
                                Dana D. Messina
                                Director, President and Chief Executive Officer


                                /s/   Dennis M. Hanson
                                ------------------------------
                                Dennis M. Hanson
                                Vice President and Chief Financial Officer


                                THE SELMER COMPANY, INC.

                                /s/   Thomas T. Burzycki
                                ------------------------------
                                Thomas T. Burzycki
                                Director, President and Chief Executive Officer

                                /s/   Michael R. Vickrey
                                ------------------------------
                                Michael R. Vickrey
                                Executive Vice President and Chief
                                Financial Officer


                          Date: August 14, 1998