Form 10-Q
period 1998-10-03
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1998-11-17
CIK 911583, 918904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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

Number of shares of Common Stock issued and outstanding as of October 30, 1998:


         Class A          477,953
         Ordinary       8,828,972
                        ---------
         Total          9,306,925


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

                                    FORM 10Q

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
           December 31, 1997 and October 3, 1998.........................    3

          Condensed Consolidated Statements of Operations
           Three months and nine months ended September 27, 1997
           and October 3, 1998...........................................    4

          Condensed Consolidated Statements of Cash Flows
           Nine months ended September 27, 1997 and October 3, 1998......    5

          Notes to Condensed Consolidated Financial Statements...........    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................   13

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................   16

          SIGNATURES.....................................................   17

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           December 31,   October 3,
                                                                               1997         1998
                                                                           ------------   ----------
ASSETS
Current assets:
   Cash                                                                     $   5,271      $   2,527
   Accounts, notes and leases receivable, net of allowance for
     bad debts of $7,504 and $7,991 in 1997 and 1998, respectively             47,377         76,872
   Inventories                                                                 87,954         93,784
   Prepaid expenses and other current assets                                    4,832          2,743
   Deferred tax assets                                                          6,188          6,387
                                                                            ---------      ---------
Total current assets                                                          151,622        182,313

Property, plant and equipment, net of accumulated depreciation of
  $19,531 and $24,568 in 1997 and 1998, respectively                           58,629         59,543
Other assets, net                                                              22,891         21,086
Cost in excess of fair value of net assets acquired, net of accumulated
  amortization of $2,734 and $3,510 in 1997 and 1998, respectively             33,566         34,010
                                                                            ---------      ---------

TOTAL ASSETS                                                                $ 266,708      $ 296,952
                                                                            ---------      ---------
                                                                            ---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                      $   3,338      $   4,956
   Accounts payable                                                             5,668          5,997
   Other current liabilities                                                   31,423         32,411
                                                                            ---------      ---------
Total current liabilities                                                      40,429         43,364

Long-term debt                                                                112,119        125,724
Deferred taxes                                                                 26,279         25,772
Non-current pension liability                                                  12,120         13,821
                                                                            ---------      ---------
Total liabilities                                                             190,947        208,681

Commitments and Contingent Liabilities

Stockholders' equity:
   Common stock                                                                     9              9
   Additional paid in capital                                                  69,206         70,223
   Retained earnings                                                           14,492         26,543
   Accumulated translation adjustment                                          (6,030)        (3,650)
   Treasury stock                                                              (1,916)        (4,854)
                                                                            ---------      ---------
     Total stockholders' equity                                                75,761         88,271
                                                                            ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 266,708      $ 296,952
                                                                            ---------      ---------
                                                                            ---------      ---------


           See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                           Three Months Ended               Nine Months Ended
                                        ---------------------------    ---------------------------
                                        September 27,    October 3,    September 27,    October 3,
                                            1997           1998            1997           1998
                                        -------------   -----------    -------------   -----------
Net sales                               $    64,554     $    68,646     $   208,055    $   220,807
Cost of sales                                43,308          46,748         140,147        148,333
                                        -----------     -----------     -----------    -----------
Gross profit                                 21,246          21,898          67,908         72,474

Operating Expenses:
   Sales and marketing                        7,337           8,102          23,881         26,107
   General and administrative                 4,496           3,810          13,435         12,186
   Amortization                                 952             963           2,905          2,871
   Other (income) expense                       (49)            (37)            115            251
                                        -----------     -----------     -----------    -----------
Total Operating Expenses                     12,736          12,838          40,336         41,415
                                        -----------     -----------     -----------    -----------
Earnings from operations                      8,510           9,060          27,572         31,059

Interest expense, net                         3,542           3,330           9,798          9,057
                                        -----------     -----------     -----------    -----------
Income before income taxes                    4,968           5,730          17,774         22,002

Provision for income taxes                    2,266           2,431           8,168          9,951
                                        -----------     -----------     -----------    -----------
Net income                              $     2,702     $     3,299     $     9,606    $    12,051
                                        -----------     -----------     -----------    -----------
                                        -----------     -----------     -----------    -----------
Net income per share:
    Basic                               $       .29     $       .35     $      1.02    $      1.29
                                        -----------     -----------     -----------    -----------
                                        -----------     -----------     -----------    -----------
    Diluted                             $       .28     $       .35     $      1.02    $      1.26
                                        -----------     -----------     -----------    -----------
                                        -----------     -----------     -----------    -----------
Weighted average shares outstanding:
    Basic                                 9,438,852       9,331,592       9,428,242      9,353,501
                                        -----------     -----------     -----------    -----------
                                        -----------     -----------     -----------    -----------
    Diluted                               9,504,485       9,473,550       9,450,120      9,539,343
                                        -----------     -----------     -----------    -----------
                                        -----------     -----------     -----------    -----------


           See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                     ---------------------------
                                                     September 27,    October 3,
                                                         1997           1998
                                                     -------------    ----------
Cash flows from operating activities:
  Net income                                           $  9,606       $ 12,051
  Adjustments to reconcile net income to
    cash flows from operating activities:
    Depreciation and amortization                         7,926          7,957
    Deferred tax benefit                                 (1,728)        (1,549)
    Other                                                   594            272
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable             (31,102)       (29,413)
      Inventories                                        (2,900)        (4,332)
      Prepaid expense and other current assets           (1,181)           417
      Accounts payable                                     (902)           222
      Accrued expenses                                    3,766            670
                                                       --------       --------
    Cash flows from operating activities                (15,921)       (13,705)

Cash flows from investing activities:
  Capital expenditures                                   (3,766)        (4,272)
  Proceeds from disposals of fixed assets                    34            132
  Acquisition of business (net of cash acquired)         (1,606)          --
  Changes in other assets                                (1,322)         2,156
                                                       --------       --------
    Cash flows from investing activities                 (6,660)        (1,984)

Cash flows from financing activities:
  Net borrowings under lines of credit                   20,015         15,538
  Repayments of long-term debt                             (664)          (713)
  Proceeds from issuance of stock                           458          1,017
  Purchase of treasury stock                               --           (2,938)
                                                       --------       --------
    Cash flows from financing activities                 19,809         12,904

Effect of foreign exchange rate changes on cash             (24)            41
                                                       --------       --------
Decrease in cash                                         (2,796)        (2,744)
Cash, beginning of period                                 3,277          5,271
                                                       --------       --------
Cash, end of period                                    $    481       $  2,527
                                                       --------       --------
                                                       --------       --------
Supplemental Cash Flow Information
    Interest paid                                      $  7,127       $  6,794
                                                       --------       --------
                                                       --------       --------
    Taxes paid                                         $  9,857       $ 12,573
                                                       --------       --------
                                                       --------       --------


           See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the nine months ended September 27, 1997 and October 3, 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1997, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the nine months ended October 3, 1998 are not necessarily indicative of the results which may be expected for the entire year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly-owned subsidiaries, including The Selmer Company, Inc. ("Selmer") and The Steinway Piano Company, Inc. ("Steinway"). Significant intercompany balances have been eliminated in consolidation.

     INCOME PER SHARE--The Company has computed income per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Previously reported income per share did not differ from that computed using SFAS 128.

     A reconciliation of weighted average shares used for the basic and diluted computations for the three and nine month periods ended September 27, 1997 and October 3, 1998 is as follows:


                                                       Three months ended              Nine months ended
                                                   ---------------------------     ---------------------------
                                                      1997             1998           1997             1998
                                                   -----------      ----------     -----------     -----------
     Weighted average shares for basic               9,438,852       9,331,592       9,428,242       9,353,501
     Dilutive effect of stock options                   65,633         141,958          21,878         185,842
                                                     ---------       ---------       ---------       ---------
     Weighted average shares for diluted             9,504,485       9,473,550       9,450,120       9,539,343
                                                     ---------       ---------       ---------       ---------
                                                     ---------       ---------       ---------       ---------


     NEW ACCOUNTING PRONOUNCEMENTS - During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Comprehensive net income for the first nine months of 1997 and 1998 was $5,658 and $14,431, respectively.

     In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which the Company will be required to adopt in 1998. SFAS 132 will require additional disclosure concerning changes in the Company's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption will not have any effect on reported results of operations or financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect of adopting SFAS 133 on the consolidated financial statements.

(3)   INVENTORIES

     Inventories consist of the following:


                                 December 31,  October 3,
                                    1997          1998
                                 ------------  ----------
Raw materials                     $11,944       $14,080
Work in process                    35,309        37,339
Finished goods                     40,701        42,365
                                  -------       -------
Total                             $87,954       $93,784
                                  -------       -------
                                  -------       -------



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

(5)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:


                                                                   Nine Months Ended
                                     December 31,  October 3,   September 27,  October 3,
                                         1997         1998           1997         1998
                                     ------------  ----------   -------------  ----------
Current assets                        $ 149,022    $ 179,343
Total assets                            263,725      293,522
Current liabilities                      46,664       54,553
Stockholder's equity                     78,302       92,611
Total sales                                                      $  206,010    $ 218,871
Gross profit                                                         67,420       71,806
Net income                                                            9,758       11,929


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

The following tables present information about the Company's operating segments for the three months and nine months ended September 27, 1997 and October 3, 1998:


THREE MONTHS ENDED 1997                  Piano Segment                   Band and Orchestral Segment
                            ------------------------------------------   -------------------------------    Other &     Consol
                                US      Germany      Other      Total       US        Other      Total        Elim      Total
                                --      -------      -----      -----       --        -----      -----        ----      -----
Revenues from external
    customers               $ 20,232    $  9,048   $  3,845   $ 33,125   $ 30,293    $  1,136   $ 31,429     $ --     $ 64,554
Segment net income (loss)       (323)        449        226        352         (5)         41         36      2,314      2,702



THREE MONTHS ENDED 1998                 Piano Segment            Band and Orchestral Segment
                         -------------------------------------   ----------------------------   Other &   Consol
                           US      Germany    Other     Total      US       Other     Total      Elim     Total
                           --      -------    -----     -----      --       -----     -----      ----     -----
Revenues from external
    customers            $24,095   $ 7,943   $ 3,653   $35,691   $31,731   $ 1,224   $32,955    $ --     $68,646
Segment net income           491       144       236       871        18        16        34     2,394     3,299



NINE MONTHS ENDED 1997                     Piano Segment                  Band and Orchestral Segment
                            ------------------------------------------   ------------------------------    Other &    Consol
                               US      Germany      Other     Total        US       Other      Total        Elim      Total
                               --      -------      -----     -----        --       -----      -----        ----      -----
Revenues from external
    customers               $ 61,521    $ 29,108   $  8,525   $ 99,154   $106,211   $  2,690   $108,901     $ --     $208,055
Segment net income (loss)       (628)        615        338        325      2,277        120      2,397      6,884      9,606



NINE MONTHS ENDED 1998                 Piano Segment                  Band and Orchestral Segment
                         -----------------------------------------   ------------------------------     Other &   Consol
                            US      Germany      Other     Total        US       Other      Total        Elim     Total
                            --      -------      -----     -----        --       -----      -----        ----     -----
Revenues from external
    customers            $ 74,696   $ 25,601   $ 11,598   $111,895   $105,769   $  3,143   $108,912     $  --    $220,807
Segment net income          1,554        685        673      2,912      1,707         57      1,764      7,375     12,051


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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 OCTOBER 3, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  Non
                                        Guarantor     Issuer     Guarantor     Guarantor
                                         Parent      of Notes   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        ---------    ---------  ------------  ------------  ------------  ------------
ASSETS
Current assets:
   Cash                                 $    --      $     250    $   1,499     $     778    $    --       $   2,527
   Accounts, notes and leases
     receivable, net                         --         62,584        7,092         7,196         --          76,872
   Inventories                               --         33,441       32,316        28,910         (883)       93,784
   Prepaid expenses and other current
     assets                                   100        1,344          756           543         --           2,743
   Deferred tax assets                       --          1,060        2,420         3,880         (973)        6,387
                                        ---------    ---------    ---------     ---------    ---------     ---------
Total current assets                          100       98,679       44,083        41,307       (1,856)      182,313

Property, plant and equipment, net            103       15,161       27,489        16,790         --          59,543
Investment in subsidiaries                 71,143      168,557       56,147          --       (295,847)         --
Other assets, net                             613        1,930       12,500         7,356       (1,313)       21,086
Cost in excess of fair value
   of net assets acquired, net               --          9,435       11,236        13,339         --          34,010
                                        ---------    ---------    ---------     ---------    ---------     ---------
TOTAL ASSETS                            $  71,959    $ 293,762    $ 151,455     $  78,792    $(299,016)    $ 296,952
                                        ---------    ---------    ---------     ---------    ---------     ---------
                                        ---------    ---------    ---------     ---------    ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt         $    --      $    --      $    --       $   4,956    $    --       $   4,956
   Accounts payable                            62        2,322        1,975         1,638         --           5,997
   Other current liabilities              (11,403)      14,494       20,694        10,028       (1,402)       32,411
                                        ---------    ---------    ---------     ---------    ---------     ---------
Total current liabilities                 (11,341)      16,816       22,669        16,622       (1,402)       43,364

Long-term debt                                185      121,431        2,565         1,543         --         125,724
Intercompany                               17,899       67,798      (88,064)        2,367         --            --
Deferred taxes                               --          1,787       10,034        13,951         --          25,772
Non-current pension liability                --            995         --          13,821         (995)       13,821
                                        ---------    ---------    ---------     ---------    ---------     ---------
Total liabilities                           6,743      208,827      (52,796)       48,304       (2,397)      208,681

Stockholders' equity                       65,216       84,935      204,251        30,488     (296,619)       88,271
                                        ---------    ---------    ---------     ---------    ---------     ---------
Total                                   $  71,959    $ 293,762    $ 151,455     $  78,792    $(299,016)    $ 296,952
                                        ---------    ---------    ---------     ---------    ---------     ---------
                                        ---------    ---------    ---------     ---------    ---------     ---------


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED OCTOBER 3, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Non
                                  Guarantor     Issuer      Guarantor     Guarantor
                                    Parent     of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                  ----------  -----------  ------------  ------------  ------------  ------------
Net sales                         $    --      $ 105,164    $  82,610      $  40,342    $  (7,309)     $ 220,807
Cost of sales                          --         73,112       55,576         26,661       (7,016)       148,333
                                  ---------    ---------    ---------      ---------    ---------      ---------
Gross profit                           --         32,052       27,034         13,681         (293)        72,474

Operating expenses:
  Sales and marketing                  --          9,854       10,361          5,984          (92)        26,107
  General and administrative          2,037        3,994        3,059          3,096         --           12,186
  Amortization                         --            344        1,556            971         --            2,871
  Other (income) expense             (1,912)          37        1,598            436           92            251
                                  ---------    ---------    ---------      ---------    ---------      ---------
Total operating expenses                125       14,229       16,574         10,487         --           41,415
                                  ---------    ---------    ---------      ---------    ---------      ---------

Earnings (loss) from operations        (125)      17,823       10,460          3,194         (293)        31,059

Interest (income) expense:
  Interest income                      (197)        (508)     (11,921)           (37)      11,915           (748)
  Interest expense                     --         14,710        6,689            321      (11,915)         9,805
                                  ---------    ---------    ---------      ---------    ---------      ---------
Interest expense, net                  (197)      14,202       (5,232)           284         --            9,057
                                  ---------    ---------    ---------      ---------    ---------      ---------

Income before income taxes               72        3,621       15,692          2,910         (293)        22,002

Provision for income taxes               35        1,825        6,654          1,495          (58)         9,951
                                  ---------    ---------    ---------      ---------    ---------      ---------
Net income                        $      37    $   1,796    $   9,038      $   1,415    $    (235)     $  12,051
                                  ---------    ---------    ---------      ---------    ---------      ---------
                                  ---------    ---------    ---------      ---------    ---------      ---------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED OCTOBER 3, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    Non
                                             Guarantor    Issuer    Guarantor     Guarantor
                                              Parent     Of Notes  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                             ---------   --------  ------------  ------------  ------------  ------------
Cash flows from operating activities:
  Net income                                 $     37    $  1,796    $  9,038     $  1,415      $   (235)      $ 12,051
  Adjustments to reconcile net income
  to cash flows from operating activities:
    Depreciation and amortization                  27       2,499       3,398        2,033          --            7,957
    Deferred tax benefit                         --          --          (707)        (842)         --           (1,549)
    Other                                        --           135         136            1          --              272
    Changes in operating assets and
     liabilities:
      Accounts, notes and leases
       receivable                                --       (29,008)     (1,052)         647          --          (29,413)
      Inventories                                 (29)      4,446      (3,911)      (5,131)          293         (4,332)
      Prepaid expense and other current
       assets                                     301         260        (399)         255          --              417
      Accounts payable                           (267)        469        (139)         159          --              222
      Accrued expenses                         (4,760)        846       5,569         (927)          (58)           670
                                             --------    --------    --------     --------      --------       --------
Cash flows from operating activities           (4,691)    (18,557)     11,933       (2,390)         --          (13,705)

Cash flows from investing activities:
  Capital expenditures                            (10)     (2,053)     (1,847)        (362)         --           (4,272)
  Proceeds from disposals of fixed assets        --          --          --            132          --              132
  Changes in other assets                         283         418        --          1,455          --            2,156
                                             --------    --------    --------     --------      --------       --------
Cash flows from investing activities              273      (1,635)     (1,847)       1,225          --           (1,984)

Cash flows from financing activities:
  Net borrowings under lines of credit            135      13,684         362        1,357          --           15,538
  Repayments of long-term debt                   --          --          --           (713)         --             (713)
  Proceeds from sale of stock                   1,017        --          --           --            --            1,017
  Purchase of treasury stock                   (2,938)       --          --           --            --           (2,938)
  Intercompany dividend                          --          --           800         (800)         --             --
  Intercompany                                  6,204       4,724     (11,662)         734          --             --
                                             --------    --------    --------     --------      --------       --------
Cash flows from financing activities            4,418      18,408     (10,500)         578          --           12,904

Effect of exchange rate changes on cash          --          --          --             41          --               41

Decrease in cash                                 --        (1,784)       (414)        (546)         --           (2,744)
Cash, beginning of period                        --         2,034       1,913        1,324          --            5,271
                                             --------    --------    --------     --------      --------       --------
Cash, end of period                          $   --      $    250    $  1,499     $    778      $   --         $  2,527
                                             --------    --------    --------     --------      --------       --------
                                             --------    --------    --------     --------      --------       --------


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997

     NET SALES--Net sales increased $4.1 million (6%) to $68.6 million in the third quarter of 1998. Piano sales increased $2.6 million (8%) for the quarter. Overall unit volume increased 10% for Steinway and 5% for the Boston line despite declines in foreign shipments. Band and orchestral instrument sales increased $1.5 million (5%) for the third quarter of 1998 on a 2% increase in unit shipments. Improved domestic delivery of student brass instruments offset continued weak demand in foreign markets.

     GROSS PROFIT--Gross profit increased by $0.7 million (3%) to $21.9 million in the third quarter of 1998. Gross margins decreased from 32.9% in 1997 to 31.9% in 1998. Band and orchestral instrument margins continued to be negatively impacted by higher than planned production costs associated with the new student saxophone. This, coupled with a shift in product mix from professional to student instruments, resulted in a gross margin decline to 29.4% from 32.2% in the third quarter of 1997. Piano margins, which increased from 33.5% in 1997 to 34.2% in 1998, have been primarily affected by yen driven cost reductions in the Boston piano line.

     OPERATING EXPENSES--Operating expenses increased by $0.1 million (1%) to $12.8 million in the third quarter of 1998. Expenses decreased as a percentage of sales from 19.7% in 1997 to 18.7% in 1998.

     EARNINGS FROM OPERATIONS--Earnings from operations increased by $0.6 million (6%) to $9.1 million in the third quarter of 1998. These improved earnings resulted from increased sales combined with firm control over operating expenses.

     NET INTEREST EXPENSE--Net interest expense decreased $0.2 million in the third quarter of 1998 to $3.3 million. Lower outstanding balances on the Company's lines of credit accounted for the decrease.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27,
1997

     NET SALES--Net sales increased $12.7 million (6%) to $220.8 million in the first nine months of 1998. Strong domestic demand for pianos helped offset a more competitive environment for band instruments. Piano sales increased $12.7 million (13%) to $111.9 million in 1998 on unit increases of 13% for Steinway and 19% for Boston. Band and orchestral instrument sales remained flat at $108.9 million on a 3% decrease in unit shipments.

     GROSS PROFIT--Consistent with the increase in sales, gross profit increased by $4.6 million (7%) to $72.5 million in the first nine months of 1998. Gross margins increased to 32.8% in 1998 compared to 32.6% in 1997. Piano margins, which increased from 32.8% in 1997 to 35.0% in 1998, were positively affected by extremely strong retail piano sales combined with yen driven cost reductions in the Boston piano line. Band and orchestral instrument margins were negatively impacted by the manufacturing inefficiencies experienced with the introduction of the new student saxophone, resulting in a decline in margins from 32.5% in 1997 to 30.6% in 1998.

     OPERATING EXPENSES--Operating expenses increased by $1.1 million (3%) to $41.4 million in the first nine months of 1998. Expenses decreased as a percentage of sales from 19.4% in 1997 to 18.8% in 1998.

     EARNINGS FROM OPERATIONS--Earnings from operations increased by $3.5 million (13%) to $31.1 million in the first nine months of 1998. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

     NET INTEREST EXPENSE--Net interest expense decreased $0.7 million in the first nine months of 1998 to $9.1 million. Lower outstanding balances on the Company's lines of credit accounted for the reduction.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash used in operations in the first nine months decreased $2.2 million from $15.9 million in 1997 to $13.7 million in 1998. Increased cash earnings from operations of $2.4 million in 1998 contributed to the reduction.

     Capital expenditures were $3.8 million and $4.3 million for the first nine months of 1997 and 1998, respectively. These capital expenditures were mainly used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it modernizes its equipment and renovates its facilities in order to expand its production capacity and piano restoration services.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Facility"). The Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. As of October 3, 1998, $14.2 million was outstanding, with additional availability of approximately $45.0 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 25 million Deutsche marks ($15,188 at the October 3, 1998 exchange rate).

     The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

     The Company repurchased 114,700 shares of its common stock at a cost of $2,938 during the first nine months 1998, of which 73,700 shares were repurchased during the third quarter at a cost of $1,780.

     YEAR 2000 COMPLIANCE -- The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs and hardware that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's products, which are finely crafted instruments, do not contain software programs and, therefore, their functionality will not be affected by this issue. However, it could cause some disruptions of internal operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Company has identified the following operational areas in its Year 2000 compliance review: (1) information systems hardware and software; (2) manufacturing, distribution and facility equipment containing embedded microprocessors; and (3) third-party relationships. The Company has replaced many of its accounting and manufacturing information systems in the normal course of operations over the past two years with Year 2000 compliant programs. Other hardware and software systems and equipment that are identified as not being Year 2000 compliant will be replaced or upgraded in a timely manner. In addition, the Company is communicating with major suppliers to determine the extent to which the Company may be vulnerable if a supplier fails to correct their own Year 2000 issue. The Company anticipates completing its Year 2000 compliance review during fiscal 1999. At that point, the Company will develop a contingency plan addressing those areas determined not to be compliant.

     Based on its review to date, the Company believes the Year 2000 problem will not pose significant internal operational problems. Potential risks include (1) general failure of infrastructure systems, such as power, heat and water, (2) the inability of principal suppliers to be Year 2000 ready, which could result in delays of raw material deliveries from such suppliers, and (3) disruption of the distribution channel, including ports and transportation vendors. Any of these risks could adversely affect the Company's ability to produce and deliver its products in a timely manner. The Company believes that these risks will be mitigated since its operations are geographically dispersed and rely on a large supplier base.

     The Company does not expect the costs associated with its Year 2000 compliance to be material. Modifications to many of the Company's information technology systems have been performed by internal staff with the associated costs incorporated into the normal operating expenses. Less than $1 million has been spent on new systems to date and future costs are not anticipated to be material to its financial position or results of operations either in the aggregate or in any given year.

     Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The only item that the Company currently records as other comprehensive income is the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. Comprehensive net income for the first nine months of 1997 and 1998 was $5,658 and $14,431, respectively.

     In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which the Company will be required to adopt in 1998. SFAS 132 will require additional disclosure concerning changes in the Company's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption will not have any effect on reported results of operations or financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect of adopting SFAS 133 on the consolidated financial statements.

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1. Steinway Musical Instruments, Inc.--Financial Data Schedule

          Exhibit 27.2 The Selmer Company, Inc.--Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended October 3, 1998.

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


Date:   November 16, 1998