Form 10-K
period 1998-12-31
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1999-03-30
CIK 911583, 918904

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-11911

                       STEINWAY MUSICAL INSTRUMENTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                      35-1910745
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)
800 South Street, Suite 425, Waltham, Massachusetts               02453
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number including area code:   (781) 894-9770

                                       and

                            THE SELMER COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                      95-4432228
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)
 600 Industrial Parkway, Elkhart, Indiana                         46516
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number including area code:   (219) 522-1675

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $142,424,434 as of February 26, 1999.


Number of shares of Common Stock outstanding as of February 26, 1999:           Class A       477,953
                                                                                Ordinary    8,793,372
                                                                                            ---------
                                                                                Total       9,271,325



Documents incorporated by reference: Part III - Items 10-13 - Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

                                     PART I


ITEM 1            BUSINESS

GENERAL

         The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments. Steinway produces the highest quality piano in the world and has one of the most widely recognized and prestigious brand names. For more than a century, the Steinway concert grand has been the piano of choice for the world's greatest and most popular pianists. More than 90% of the piano soloists performing during the 1998 concert season chose Steinway grand pianos. Selmer is the leading domestic manufacturer of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. SELMER PARIS saxophones, BACH trumpets and trombones and LUDWIG snare drums are considered by many to be the finest such instruments in the world. The Company's net sales of $293 million for the year ended December 31, 1998 were comprised of Steinway piano sales of $161 million and Selmer band and orchestral instrument sales of $132 million.

         Steinway concentrates on the high-end grand piano segment of the industry. Steinway also offers vertical pianos as well as a full mid-priced line of pianos under the Boston brand name. Steinway hand crafts its pianos in New York and Germany and sells them worldwide through approximately 200 independent piano dealers and five Steinway-operated retail showrooms located in New York, New Jersey, London, Hamburg and Berlin. In 1998, approximately 61% of Steinway's sales were in the United States, 30% in Europe and the remaining 9% primarily in Asia.

         Selmer has the leading domestic market share in virtually all of its product lines, with such widely recognized brand names as SELMER PARIS, BACH, EMERSON, GLAESEL, WILLIAM LEWIS, LUDWIG and MUSSER. Selmer's products are made by a highly skilled workforce at manufacturing facilities in Indiana, North Carolina, Ohio and Illinois, and sold through approximately 1,600 independent dealers. Beginner instruments accounted for 74% of Selmer's unit sales and 50% of instrument revenues in 1998 with advanced and professional instruments representing the balance. In 1998, approximately 84% of Selmer's sales were in the United States.

         The Company acquired the Kluge company, Europe's largest manufacturer of piano keys, on December 28, 1998, for approximately $1.8 million. Steinway has been a major customer of Kluge for many years. The vertical integration of Kluge is expected to improve manufacturing efficiency and is consistent with the Company's strategy of acquiring complementary businesses.

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

         Grand pianos historically have accounted for the bulk of Steinway's production. Steinway offers eight models of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway grand pianos are premium pianos in terms of quality and price, with retail prices generally ranging from $31,200 to $79,900 in the United States. In 1998, Steinway sold 3,326 grand pianos, of which 2,419 units were shipped from its New York facility to dealers in North and Latin America. The remaining 907 units were shipped from its German facility to Europe, Africa and Asia.

         Vertical pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations but unwilling to compromise on quality. Steinway also provides services, such as restoration, repair, replacement part sales, tuning and regulation of pianos, at locations in New York, London, Hamburg and Berlin. Restoration services range from minor damage repairs to complete restorations of old pianos. Steinway expanded its restoration capacity in 1998 to accommodate an increased focus on the procurement and resale of used Steinway pianos.

         BOSTON PIANO COMPANY offers a complete line of grand and vertical pianos priced in the upper end of the mid-priced piano market. These pianos, which are designed by Steinway and produced by a Japanese manufacturer, provide Steinway dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor. The Boston line is comprised of nine upright and grand piano models, with retail prices ranging from $5,495 to $33,310. The Boston piano provides an entry-level product for future Steinway grand piano customers, since 75% of Steinway customers have previously owned a piano. The product line also increases Steinway's business with its dealers, making Steinway the dealer's primary supplier in many instances.

         SELMER DIVISION manufactures brasswind and woodwind instruments, including clarinets, flutes, piccolos, trumpets, cornets, trombones, saxophones, oboes and bassoons, at its facilities in Elkhart, Indiana. The division also manufactures mouthpieces and distributes accessories such as oils, lubricants, polishes, stands, batons, sax straps, mutes and reeds. The division's products are manufactured under the SELMER, BACH, BUNDY and SIGNET brand names and are sold to student, amateur and professional musicians. Suggested retail prices generally range from $600 to $800 for student instruments and from $1,500 to $6,000 for step-up and professional instruments. Products sold to professional musicians are often customized to meet specific design options or sound characteristics. The Company believes that specialization of products helps Selmer maintain a competitive edge in quality and product design.

         Selmer is the exclusive U.S. distributor for SELMER PARIS products. The SELMER PARIS saxophone is generally considered to be one of the best in the world. SELMER PARIS, in turn, has exclusive distribution rights to Selmer's woodwind and brasswind products in France. SELMER PARIS products represented approximately 7% of Selmer's sales in 1998.

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


CUSTOMERS

         Steinway's core customer base consists of professional artists and amateur pianists, as well as institutions such as concert halls, conservatories, colleges, universities and music schools. Customers purchase Steinway pianos either through one of the Company's five retail stores or through independently owned dealerships. Approximately 85% of Steinway piano sales in the United States are to individuals. In other countries, sales to individuals are a smaller percentage. Steinway pianos primarily are purchased by affluent individuals with incomes in excess of $100,000 per year. The typical customer is over 45 years old and has a serious interest in music. Steinway's largest dealer accounted for approximately 5% of sales in 1998, while the top 15 accounts represented 29% of sales.

         Musical instrument dealers sell the majority of Selmer instruments to students enrolled in music education programs. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to an advanced or professional level instrument after several years. Selmer products are also sold to professional players and institutions or groups, such as school systems or orchestras. Selmer's largest dealer accounted for approximately 6% of sales in 1998, while the top 15 accounts represented approximately 31% of sales.

SALES AND MARKETING

         Steinway distributes its products primarily on a wholesale basis through approximately 200 select dealers around the globe. These dealers accounted for approximately 86% of Steinway units sold in 1998. The remaining 14% were sold directly by Steinway at one of its five company-operated retail locations in New York, New Jersey, London, Hamburg and Berlin. Steinway's West 57th Street store in New York City, known as Steinway Hall, is one of the largest and most famous piano stores in the world.

         In 1997, Steinway established a Japanese subsidiary, Steinway & Sons Japan Ltd., to increase its market share in Japan, particularly at the consumer level. Steinway pianos, previously sold in Japan exclusively through a single retailer, are now offered by 20 dealers.

         Steinway employs seven district sales managers, four domestically and three internationally, whose responsibilities include developing close working partnerships with Steinway dealers. Through these highly experienced professionals, Steinway provides sales training and technical support, as well as sales and marketing programs for consumers and institutions. Steinway sales managers are also responsible for promoting the Piano Bank and Steinway Artist programs described below.

         THE CONCERT AND ARTIST PIANO BANK. Virtually all major venues throughout the world own a Steinway piano. However, to ensure all pianists, and especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, Steinway maintains the famed Concert and Artist Piano Bank (the "Piano Bank"). The Piano Bank includes approximately 350 instruments worldwide. Of these instruments, approximately 275 are located in the United States. In New York City, the Steinway concert department has approximately 110 concert grands available for various occasions. The balance of the domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program. In addition to promoting Steinway's products in the music industry, the Piano Bank provides Steinway with feedback on the quality and performance of the instruments from its most critical customer, the professional pianist. Since the average age of the instruments in the Piano Bank is less than 4 years, Steinway receives continuous feedback on recently produced instruments. Generally, the Piano Bank instruments are sold after five years and are replaced with new pianos.

         STEINWAY ARTISTS. For years Steinway has successfully used renowned artists in its marketing programs. This form of marketing has helped solidify brand-name recognition as well as clearly demonstrate that Steinway pianos surpass all other brands in quality. The "Steinway Artists" program, the endorsement of world class pianists who voluntarily select the Steinway piano, is unique in that Steinway does not pay artists to endorse its instruments. To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano. The Steinway Artist roster currently includes over 1,000 of the world's finest pianists who perform only on Steinway pianos. In return for their endorsements, Steinway Artists are provided with access to the Piano Bank described above.

         DISTRIBUTION, SALES AND MARKETING OF THE BOSTON PIANO LINE. The Boston piano line is targeted at the high end of the mid-priced segment of the market. The line provides both a broader product offering for dealers and an entry-level product for future Steinway grand piano customers. With certain limited exceptions, Steinway allows only Steinway dealers to carry the Boston piano line and thus ensures that the pianos will be marketed as a complementary product line. Increased traffic generated by the Boston piano creates current and future customers for Steinway. The introduction of a lower-priced alternative has not negatively impacted the sales of other Steinway pianos. The Boston piano line benefits from the "spillover" effect created by the marketing efforts supporting Steinway's main product lines.

         BAND AND ORCHESTRAL INSTRUMENTS. Band, orchestral and percussion instruments and related accessories are distributed worldwide through approximately 1,600 musical instrument dealers. These products are marketed in the U.S. and Canada by district sales managers and independent sales representatives who are responsible for sales within assigned geographic territories. Each district sales manager is also responsible for developing relationships with elementary, junior high, high school and college band and orchestral educators and professional players. These individuals are the primary influence in the choice of an instrument brand. Band directors will generally refer students to designated dealers for the purchase of instruments. Management believes that its well established, long standing relationships with these influential music educators are an important component of its distribution strategy.

         Internationally, products are sold through distributors located in each major country. Distributors establish their own dealer networks and service them with their own sales representatives. Selmer employs an international representative to help distributors market the Company's products.

         Dealers and distributors are supported through incentive programs, advertising and promotional activities. Trade shows, print media, direct mail, telemarketing, the internet and personal sales calls are the primary methods of reaching customers. The Company actively advertises in consumer, educator and trade magazines and publications. In addition, Selmer representatives attend several trade shows each year providing opportunities to interface directly with customers.

         The Company's educational director travels extensively, lecturing and motivating students, educators and parents on the value of music in a child's development. The Company also provides educational materials, catalogs and product specifications to students, educators, dealers and distributors.


MUSICAL INSTRUMENT INDUSTRY

         PIANOS. The overall piano industry can be best analyzed when subdivided into three categories: high end grand pianos, mid/low end grand pianos, and vertical pianos. Domestic piano sales had been declining over the past two decades primarily due to a decrease in vertical pianos. During this period, verticals were impacted by the increase in competition stemming from electronic alternatives and lower-cost, smaller, mass produced grand pianos. Since Steinway realizes the vast majority of its profit from high end grand piano sales which are generally more affected by economic cycles, the vertical piano decline did not have a material adverse effect on Steinway's operating results. Over the past two years, the industry has experienced growth in all categories of pianos. Management believes this trend is attributable to the strong U.S. economy, favorable demographics and a general resurgence in music interests.

         Market size and volume trends are difficult to quantify for international markets as there is no single source for worldwide sales data. Korea, China and Japan are the three largest piano markets in the world. Steinway's strongest international markets outside the Americas are Germany, Japan, the United Kingdom, France and Switzerland.

         While adverse economic conditions in the Asian markets have slowed expansion opportunities in Japan, the Company believes that its long-term prospects remain good. Japan is currently the second largest grand piano market in the world. Steinway currently has less than 2% market share in Japan, compared to an average market share of nearly 9% in other major markets. The Company's distribution strategy is aimed at improving its market share.

         BAND AND ORCHESTRAL INSTRUMENTS. The Company believes that the band and orchestral instrument industry has historically been impacted more by demographic trends and school budgeting than by macroeconomic cycles. The domestic band and orchestral instrument industry experienced moderate sales declines starting in the mid to late 1970s, which strongly correlated to a decline in eleven year old children during the same time period. Since 1984, the industry has experienced steady growth, consistent with the increases in both student enrollment (grades K through 12) and school expenditures. While the overall trend continued in 1998, the weak Asian economy did impact the domestic market for band and orchestral instruments. As manufacturers experienced declines in shipments into foreign markets, their products became available for distribution in the U.S., resulting in a highly competitive domestic market where certain product lines experienced higher than normal growth due to favorable pricing.

         The Company believes the outlook for continued steady growth remains strong. Positive demographic trends and recent studies emphasizing the importance of music education in a child's development are expected to contribute to the industry's continued growth. The Company believes that parents are encouraging their children to pursue musical instruments as a response to recent studies that show participation in music programs increase a student's ability to excel in other aspects of their education (e.g., college entrance test scores). In addition, many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.


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

         Management believes that used instruments provide significant competition within certain sections of the musical instrument industry. Because of the potential savings associated with buying a used Steinway piano, as well as the durability of the instrument, a relatively large market exists for used Steinways. It is difficult to estimate the significance of used piano sales, since most are conducted in the private aftermarket. The Company, however, believes that used Steinway pianos provide the most significant competition in its market segment. To capitalize on this, Steinway enlarged its restoration facilities in 1998 to increase its emphasis on both restoration services and the procurement, refurbishment and sale of used Steinway pianos. The effect of used instruments in the band and orchestral market is less significant since instruments are less durable.


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


LABOR

         As of December 31, 1998, the Company employed 2,118 people, consisting of 1,589 hourly and 529 salaried employees. Of the 2,118 employees, 1,643 were employed in the United States and the remaining 475 were employed in Europe.

         At the New York manufacturing and retail facilities, all employees except executives, supervisory employees and clerical, administrative and retail sales department employees are represented by the United Furniture Workers/IUE, AFL/CIO. In October 1997, the Company entered into a new collective bargaining agreement with these workers which will expire in September 2000. In Hamburg, Germany, manufacturing employees are represented by the workers' council, Gewerkschaft Holz und Kunststoff, which negotiates on their behalf. In Germany, Steinway participates in a consortium with other local manufacturers in similar industries to negotiate labor rates. Wage increases tend to track those of the major unions in Germany. The contract covering hourly German employees is negotiated annually. The United Auto Workers and the United Brotherhood of Carpenters represent 671 members of Selmer's workforce. In March 1997, the Company entered into new collective bargaining agreements with the United Auto Workers membership which will expire in February 2000. The agreement covering the rest of its union membership expires in November 1999. The Company believes that its relationship with its employees is generally good.

ITEM 2            PROPERTIES

         The Company owns most of its manufacturing and warehousing facilities. All of the Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure the Company's debt. The following table lists the Company's owned and leased facilities.



                                            APPROXIMATE
                                            FLOOR SPACE
LOCATION                   OWNED/LEASED    (SQUARE FEET)      ACTIVITY
--------                   ------------    -------------      --------
New York, NY                   Owned            449,900       Piano manufacturing; restoration center;
                                                              executive offices; training
                              Leased             38,750       Steinway Hall retail store/showroom
Hamburg, Germany               Owned            220,660       Piano manufacturing; executive offices; training
                              Leased             11,300       Steinway Haus retail store/showroom
Elkhart, IN                    Owned            144,000       Brasswind manufacturing
                               Owned             77,000       Woodwind manufacturing
                               Owned             75,000       Warehouse
                               Owned             25,000       Executive offices
                              Leased             17,000       Flute manufacturing
LaGrange, IL                   Owned             46,000       Percussion instrument manufacturing
                              Leased             18,000       Timpani production
Wilkow, Poland                 Owned              9,740       Piano key manufacturing
Monroe, NC                    Leased            147,000       Drum and case manufacturing
Cleveland, OH                 Leased             52,000       Stringed instrument manufacturing
Wuppertal, Germany            Leased             27,450       Piano key manufacturing
London, England               Leased             20,000       VBI office and warehouse
                              Leased              9,580       Steinway Hall retail store/showroom
                              Leased              5,780       Piano repair/restoration
Tokyo, Japan                  Leased              6,040       Warehouse and selection center
                              Leased              1,040       Executive offices
Berlin, Germany               Leased              5,650       Steinway Haus retail store/showroom
Paramus, NJ                   Leased              4,200       Steinway Hall West retail store
Waltham, MA                   Leased              2,440       Executive offices



         The Company spent approximately $6.3 million for capital expenditures in 1998. The majority of the expenditures were used for new machinery and building improvements, including refurbishing the piano restoration center. The Company expects to increase its level of capital expenditures in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

         On January 28, 1999, the Company signed a letter of intent to purchase the building which includes its Steinway Hall Showroom on West 57th Street in New York City. The transaction will involve the purchase of the building coupled with a 99-year land lease. A definitive purchase agreement is expected to be signed by the end of the first quarter of 1999.


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

         On August 9, 1993, Philips Electronics North America Corporation ("Philips") agreed to continue to indemnify the Company for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the "Environmental Indemnity Agreement"). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement. The Environmental Indemnity Agreement terminates on December 29, 2008. Four matters covered by the Environmental Indemnity Agreement are currently pending. For two of these sites, Philips has entered into Consent Orders with the Environmental Protection Agency ("EPA") or the North Carolina Department of Environment, Health and Natural Resources, as appropriate, whereby Philips has agreed to pay required response costs. For the third site, the EPA has notified Selmer it intends to carry out the final remediation remedy itself. The EPA estimates that this remedy has a present net cost of approximately $12 million. Over 40 persons or entities have been named by the EPA as potentially responsible parties at this site. This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement. On October 22, 1998, the Company was joined as defendant in an action involving a site formerly occupied by a business acquired by the Company in Illinois. The defense of this action has been accepted by Philips pursuant to the terms of the Environmental Indemnity Agreement. The potential liability of the Company at any of these sites is affected by several factors including, but not limited to, the method of remediation, the Company's portion of the materials in the site relative to the other named parties, the number of parties participating and the financial capabilities of the other potentially responsible parties once the relative share has been determined. No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.



                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         The ordinary common stock of the Company is traded on the New York Stock Exchange ("NYSE") under the symbol "LVB". The following table sets forth, for the period indicated, the high and low sales price per share of the ordinary common stock as reported on the NYSE.

                                                  High                   Low
                                                  ----                   ---
Fiscal Year Ended December 31, 1997
         First Quarter                         $  19.88              $  17.00
         Second Quarter                           19.63                 15.25
         Third Quarter                            24.25                 19.19
         Fourth Quarter                           25.00                 22.00


Fiscal Year Ended December 31, 1998
         First Quarter                         $  33.50              $  20.63
         Second Quarter                           35.00                 27.50
         Third Quarter                            32.38                 18.63
         Fourth Quarter                           26.00                 16.32



         The Company's common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of March 8, 1999, there were 376 holders of record of the Company's Ordinary common stock and two holders of record of the Class A common stock.

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

ITEM 6            SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for the five years ended December 31, 1998, derived from the audited financial statements of the Company. The table should be read in conjunction with the audited consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


(Dollars in thousands, except                                   Year Ended December 31,
   per share information)             -----------------------------------------------------------------------------
                                          1994          1995 (1)          1996            1997            1998
                                      --------------  -------------   -------------   -------------   -------------
INCOME STATEMENT DATA:
Net sales                               $  101,114      $ 189,805       $ 257,903        $ 277,848      $ 293,251
Gross profit                                31,661         50,218          84,235           93,281         98,479
Income from operations                      12,472         13,102          33,020           38,932         42,968
Income (loss) before
      extraordinary item                     2,922         (2,074)          7,421           13,700         16,651
Income (loss) per share before
      extraordinary item:
      Basic                                   1.95          (1.36)           1.00            1.45            1.78
      Diluted                                  .52          (1.36)           1.00            1.45            1.75

Weighted average shares:
      Basic                              1,499,900      1,524,663       7,418,580        9,426,122      9,339,896
      Diluted                            5,660,000      1,524,663       7,418,580        9,458,841      9,505,640

OTHER FINANCIAL DATA:
Adjusted gross profit (2)                $  31,925      $  59,856        $ 84,235       $   93,281     $   98,479
EBITDA (2) (3)                              16,638         30,479          44,520           50,175         54,072
Capital expenditures                         1,112          3,162           5,199            5,634          6,264
Cash flows from:
   Operating activities                     10,973          6,663           5,927           13,835         14,227
   Investing activities                     (1,202)      (107,702)         (5,039)          (8,968)        (5,289)
   Financing activities                     (9,549)       104,365            (865)          (3,440)        (1,718)

MARGINS:
Adjusted gross profit (2)                     31.6%          31.5%           32.7%          33.6%            33.6%
EBITDA  (2) (3)                               16.5           16.1            17.3           18.1             18.4

BALANCE SHEET DATA (AT YEAR END):
Cash                                   $       380     $    3,706      $    3,277       $    5,271     $   12,460
Current assets                              56,265        132,380         140,353          151,622        170,381
Total assets                                85,524        263,796         265,366          266,708        283,927
Current liabilities                         13,388         41,767          37,720           40,429         42,243
Total debt                                  62,057        174,039         118,391          115,457        117,028
Stockholders' equity                         7,253          5,828          67,878           75,761         91,757



NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA:

(1)  The Company acquired Steinway in May 1995.
(2) Adjusted gross profit and EBITDA under the captions "Other Financial Data" and "Margins" for the years ending 1994 and 1995 reflect positive adjustments of $264 and $9,638, respectively, relating to purchase accounting adjustments to inventory for the acquisitions of Selmer in 1993 and Steinway in 1995.
(3) EBITDA represents earnings before depreciation and amortization, net interest expense, other expenses (including certain management fees and bank fees) and income tax expense (benefit), adjusted to exclude non-recurring charges. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements which the Company believes certain investors find to be useful. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion provides an assessment of the results of operations and liquidity and capital resources for the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

OVERVIEW

         The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments. The Company's net sales and income from operations improved 5.5% and 10.4%, respectively, for 1998 compared to 1997. The Company believes that these operating performance improvements have resulted from the Company's strategy to capitalize on its strong brand names, leading market positions, and emphasis on quality products. The Company's net sales of $293 million for the year ended December 31, 1998 were comprised of Steinway piano sales of $161 million and Selmer band and orchestral instrument sales of $132 million.

         Steinway's piano sales are influenced by general economic conditions in the United States and Europe, demographic trends and general interest in music and the arts. Steinway's operating results are primarily affected by grand piano sales. Given the total number of grand pianos sold by Steinway in any year (3,326 sold in 1998), a decrease of a relatively few number of units being sold by Steinway can have a material impact on the Company's business and operating results. Domestic grand piano unit shipments have increased 27% from 1995 to 1998, largely attributable to the strong U.S. economy as well as increased selling and marketing efforts. Grand piano unit shipments to international markets have remained relatively flat over the same period reflecting the weakness of the European and Asian economies. In 1998, approximately 61% of Steinway's sales were in the United States, 30% in Europe and the remaining 9% primarily in Asia.

         Selmer student instrument sales are strongly influenced by trends in school enrollment and general attitudes toward music and the arts. The school instrument business is generally resistant to macroeconomic cycles and strongly correlated to the number of school children in the United States, which is expected to grow steadily through 2005. Beginner instruments accounted for 74% of Selmer's unit shipments and 50% of instrument revenues in 1998 with advanced and professional instruments representing the balance.

         Selmer student instrument sales were affected by the weak foreign markets in 1998. The strong U.S. economy attracted both domestic and foreign manufacturers who were experiencing declines in international shipments during the year. This created an oversupply of instruments which, coupled with pricing pressures, resulted in a highly competitive domestic market. The decrease in foreign shipments, as well as the increased domestic competition, resulted in an overall 3% decline in Selmer's unit shipments in 1998. Despite this decline, Selmer's unit shipments and sales have grown an average of 1% and 6% per year, since 1995. The unit and sales growth is the result of management's efforts to capitalize on the favorable demographic trends and the generally positive attitudes towards music education by parents.

         Although the Company cannot accurately predict the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations in recent years. Sales to customers outside the United States represent approximately 28% of consolidated sales, with

Steinway's international sales accounting for over 75% of these international sales. A significant portion of Steinway's international sales originate from its German manufacturing facility, resulting in sales, cost of sales and related operating expenses denominated in Deutsche marks. While currency translation has affected international sales, cost of sales and related operating expenses, it has not had a material impact on operating income. The Company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency. The Company does not purchase currency related financial instruments for purposes other than exchange rate risk management. The Company believes the introduction of the Euro over the next three years will have a positive long-term impact on its business, as consistent prices throughout Europe will create a more favorable selling environment for its products.

         The Company's effective tax rates vary depending on the relative proportion of foreign to U.S. income (foreign income generally, and German income in particular, bear higher rates of tax) and absorption of foreign tax credits in the U.S.. In 1998, German income decreased relative to total income and the rate of credit absorption increased. This shift in income combined with certain tax saving strategies reduced the Company's effective tax rate from 48% in 1997 to 46% in 1998.

         The Company has historically grown through strategic acquisitions of complementary businesses. Recent acquisitions have included Emerson Musical Instruments in January 1997 and the Kluge group of companies in December 1998. The following discussion includes each of these businesses since its date of acquisition.


RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         NET SALES - Net sales increased $15.4 million (5.5%) to $293.3 million in 1998. Piano sales increased $15.8 million (10.9%). Total piano shipments increased nearly 12%, comprised of a 17% increase in Boston units and a 7% increase in Steinway units. Band and orchestral instrument sales remained essentially flat in 1998. A decline in foreign shipments and a highly competitive domestic market caused a 3% decrease in band and orchestral instrument shipments for the year.

         GROSS PROFIT - Gross profit increased $5.2 million (5.6%) to $98.5 million. Gross margins remained flat at 33.6% in both years. Piano margins improved to 35.4% in 1998 from 33.4% in 1997. This improvement is primarily due to greater efficiencies associated with higher levels of piano production combined with a yen driven reduction in costs of the Boston piano line of approximately $1.7 million. Band instrument margins were negatively impacted by manufacturing inefficiencies experienced with the introduction of a new student saxophone, resulting in a decline in margins from 33.7% in 1997 to 31.3% in 1998.

         OPERATING EXPENSES - Operating expenses increased only $1.2 million (2.1%) to $55.5 million in 1998. Overall, operating expenses decreased as a percentage of sales from 19.6% in 1997 to 18.9% in 1998.

         INCOME FROM OPERATIONS - Income from operations increased by $4.0 million (10.4%) to $43.0 million in 1998. These improved earnings resulted from increased sales combined with firm control over operating expenses.

         NET INTEREST EXPENSE - Net interest expense decreased $0.9 million (6.8%) to $11.9 million in 1998. This decrease represents the savings realized from lower average outstanding balances on the Company's debt.


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         NET SALES - Net sales increased $19.9 million (7.7%) to $277.8 million in 1997. Piano sales increased $8.9 million (6.6%) despite the negative impact of $7.9 million from foreign currency translation. Total piano shipments increased nearly 19%, comprised of a 33% increase in Boston units and a 6% increase in Steinway units. Band and orchestral instrument sales increased $11.0 million (9.0%) in 1997. The acquisition of Emerson contributed $2.9 million of the band sales increase. Total instrument shipments increased 5% for the year.

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

         INCOME FROM OPERATIONS - Income from operations increased by $5.9 million (17.9%) to $38.9 million in 1997. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

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

         Cash provided by operations was $5.9 million in 1996, $13.8 million in 1997 and $14.2 million in 1998. Cash provided by the Company's initial public offering in 1996 was used to repay $54.6 million of Senior Secured Notes and related prepayment penalties of $4.5 million. Cash used for the acquisitions of Emerson and Kluge was $1.6 million in 1997 and $1.3 million in 1998, respectively.

         Capital expenditures in 1996, 1997 and 1998 were $5.2 million, $5.6 million and $6.3 million, respectively. These capital expenditures were primarily used for purchasing new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

         Consistent with industry practice, Selmer sells band instruments almost entirely on credit utilizing the two financing programs described below. These programs create large working capital requirements during the year when band instrument receivable balances reach highs of approximately $60-65 million in August and September, and lows of approximately $30-35 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and to facilitate the rent-to-own programs offered to students by many retailers, also allow Selmer to match its production and delivery schedules. Selmer offers the following two forms of financing to qualified band instrument dealers:

a) RECEIVABLE DATING: Purchases made from January through September have payment due in October. Purchases made from October to December have payment due in January. Dealers are offered discounts for early payment.

b) NOTE RECEIVABLE FINANCING: Qualified dealers may convert open accounts to a note payable to Selmer. The note program is offered in January and October, and coincides with the receivable dating program. The note receivable is secured by dealer inventories and receivables. The majority of notes receivable are purchased by a third-party financing company, on a full recourse basis. The Company's current arrangement, which allows the financing company to purchase, at its option, up to an aggregate amount outstanding at any time of $15.0 million of notes receivable, expires in 2000. Net notes receivable sales generated approximately $15.1 million and $14.9 million in cash in 1997 and 1998, respectively.

         Unlike many of its competitors in the piano industry, Steinway does not provide extended financing arrangements to its dealers. To facilitate long-term financing required by some dealers, Steinway has arranged for financing through a third-party provider which generally involves no guarantee by Steinway.

         The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60.0 million, based on eligible accounts receivable and inventory. Borrowings are secured by a first lien on the Company's domestic inventory, receivables, and fixed assets. As of December 31, 1998, no amounts were outstanding, and availability was approximately $56.4 million. The Credit Facility currently bears interest at the Eurodollar rate plus 2.5% and expires March 31, 2000. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 25 million Deutsche marks.

         At December 31, 1998, the Company's total outstanding indebtedness amounted to $117.0 million, consisting of $110.0 million of 11% Senior Subordinated Notes and $7.0 million of notes payable to foreign banks. Cash interest paid was $13.5 million and $13.0 million in 1997 and 1998, respectively. All of the Company's debt agreements contain covenants that place certain restrictions on the Company, including its ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends.

         The Company's share repurchase program authorizes management to make discretionary repurchases of its ordinary common stock up to a limit of $25 million. Repurchased shares are being held as treasury shares to be used for corporate purposes. The Company repurchased 85,900 shares at a cost of $1.9 million in 1997 and 151,500 shares at a cost of $3.7 million in 1998.

         Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through the next twelve months.

         YEAR 2000 COMPLIANCE - The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs and hardware that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's products, which are finely crafted instruments, do not contain software programs and therefore their functionality will not be affected by this issue. However, it could cause some disruptions of internal operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

         The Company has focused its Year 2000 review in the following areas:
(1) information technology ("IT") systems such as hardware and software; (2) non-IT systems such as manufacturing, distribution and facility equipment containing embedded microprocessors; and (3) the readiness of third-parties such as suppliers and customers. An inventory of all IT and non-IT systems has been taken and efforts are underway to insure that the appropriate testing and remediation or replacement occurs.

         Virtually all of the Company's critical manufacturing and accounting information systems have been tested for Year 2000 compliance. Many of the critical information systems were replaced over the past two years with Year 2000 compliant programs in the normal course of business. The Company intends to replace or upgrade non-compliant IT hardware and software systems by the end of the third quarter of 1999.

         Preliminary testing of non-IT systems and equipment indicates that many of these systems rely on time intervals rather than dates in their operation. The Company is contacting the manufacturers of the non-IT equipment used in production to obtain assurances as to whether the manufacturers' systems are Year 2000 compliant. Testing and remediation of these systems will continue throughout 1999.

         The Company has communicated with major suppliers and customers to determine the extent to which the Company may be vulnerable if a supplier fails to correct their own Year 2000 issue. Most suppliers and customers who have replied to our inquiries indicated that they expect to be Year 2000 compliant on a timely basis. There can be no assurance, however, that third parties will address the Year 2000 issue in a timely manner.

         Based on its review to date, the Company believes the Year 2000 problem will not pose significant internal operational disruptions. Events beyond the Company's reasonable control could adversely affect the Company's ability to produce and deliver its products in a timely manner. These events could include failure of infrastructure systems, including power, heat and water; disruptions in distribution channels; or the inability of suppliers and customers to engage in normal business activities. In the third quarter of 1999, the Company will develop a contingency plan based on the magnitude and probability that operational disruptions may still occur on January 1, 2000. The Company currently believes that the risk of disruption will be minimal since its operations are geographically dispersed and rely on a large supplier and customer base.

         The Company does not expect the costs associated with its Year 2000 compliance to be material. Internal employees, whose salaries and wages are included in normal operating expenses, have modified many of the Company's information technology systems. Less than $1 million has been spent to date and future costs are not anticipated to be material to its financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The statement will be effective for the Company in fiscal 2000. Management is currently evaluating the effect of adopting SFAS No. 133 on the consolidated financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. SOP 98-1 will be effective for the Company in fiscal 1999. Management is currently evaluating the effects of this statement on the consolidated financial statements.



ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates its foreign currency exchange rate risk by holding forward foreign currency contracts. These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 1998, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.6 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current exchange rate. However, any such gains and losses would generally be offset by corresponding losses and gains, respectively, on the related hedged asset or liability.

         The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate Credit Facility. The Credit Facility bears interest at rates which fluctuate with changes in the Eurodollar rate. As of December 31, 1998, a hypothetical 10% immediate increase in interest rates would not have a material effect on the Company's interest expense. To date, the Company has not entered into interest rate swap agreements to fix the interest rate on its short-term borrowings.

         Substantially all of the Company's long-term debt, approximately $117.0 million at December 31, 1998, is at fixed interest rates. Accordingly, there would be no immediate impact on the Company's interest expense associated with its long-term debt due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company's long-term debt, which would be sensitive to such interest rate changes, would be increased by approximately $0.8 million as of December 31, 1998. Such fair value changes may affect the Company's determination as to whether to retain, replace or retire its long-term debt.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of December 31, 1997 and 1998 Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998

         Notes to Consolidated Financial Statements

         Schedule II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Steinway Musical Instruments, Inc.



We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.










/s/  DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 23, 1999

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,        DECEMBER 31,
                                                                                     1997                1998
                                                                                ---------------     ---------------
ASSETS
Current assets:
   Cash                                                                         $        5,271        $     12,460
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $7,504 and $7,512 in 1997 and 1998, respectively                   47,377              52,451
   Inventories                                                                          87,954              96,527
   Prepaid expenses and other current assets                                             4,832               2,323
   Deferred tax asset                                                                    6,188               6,620
                                                                                ---------------     ---------------
Total current assets                                                                   151,622             170,381

Property, plant and equipment, net                                                      58,629              60,194
Other assets, net                                                                       22,891              19,754
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $2,734 and $3,728 in 1997 and 1998, respectively                33,566              33,598
                                                                                ---------------     ---------------

TOTAL ASSETS                                                                     $     266,708       $     283,927
                                                                                ---------------     ---------------
                                                                                ---------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                          $        3,338       $       5,658
   Accounts payable                                                                      5,668               6,793
   Other current liabilities                                                            31,423              29,792
                                                                                ---------------     ---------------
Total current liabilities                                                               40,429              42,243

Long-term debt                                                                         112,119             111,370
Deferred taxes                                                                          26,279              25,146
Non-current pension liability                                                           12,120              13,411
                                                                                ---------------     ---------------
Total liabilities                                                                      190,947             192,170
                                                                                ---------------     ---------------

Commitments and contingent liabilities

Stockholders' equity:
   Class A Common Stock, $.001 par value, authorized 5,000,000 shares,
      477,953 shares issued and outstanding                                                 --                  --
   Common stock, $.001 par value, authorized 90,000,000 shares,  8,889,641
      and 8,793,372 shares outstanding in 1997 and 1998, respectively                        9                   9
   Additional paid-in capital                                                           69,206              70,245
   Retained earnings                                                                    14,492              31,143
   Accumulated other comprehensive income                                               (6,030)             (3,976)
   Treasury stock, at cost (85,900 and 237,400 shares at December 31, 1997
      and 1998, respectively)                                                           (1,916)             (5,664)
                                                                                ---------------     ---------------
Total stockholders' equity                                                              75,761              91,757
                                                                                ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      266,708       $     283,927
                                                                                ---------------     ---------------
                                                                                ---------------     ---------------


See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            1996            1997           1998
                                                                        -------------   -------------  -------------
Net sales                                                                $  257,903      $   277,848    $  293,251
Cost of sales                                                               173,668          184,567       194,772
                                                                        -------------   -------------  -------------

Gross profit                                                                 84,235           93,281        98,479

Operating expenses:
   Sales and marketing                                                       29,206           32,441        35,132
   Provision for doubtful accounts                                              760              742           401
   General and administrative                                                16,363           17,531        16,761
   Amortization                                                               4,388            3,869         3,850
   Other operating (income) expense                                             498             (234)         (633)
                                                                        -------------   -------------  -------------
Total operating expenses                                                     51,215           54,349        55,511
                                                                        -------------   -------------  -------------

Income from operations                                                       33,020           38,932        42,968

Other (income) expense:
   Other income, principally interest and late charges                         (763)            (728)       (1,071)
   Interest and amortization of debt discount                                17,870           13,504        12,982
                                                                        -------------   -------------  -------------
Other expense, net                                                           17,107           12,776        11,911
                                                                        -------------   -------------  -------------

Income before income taxes                                                   15,913           26,156        31,057

Provision for income taxes                                                    8,492           12,456        14,406
                                                                        -------------   -------------  -------------

Income before extraordinary item                                              7,421           13,700        16,651

Extraordinary item - early extinguishment
   of debt (net of tax benefit of $2,640)                                     4,368
                                                                        -------------   -------------  -------------

Net income                                                               $    3,053      $    13,700    $   16,651
                                                                        -------------   -------------  -------------
                                                                        -------------   -------------  -------------
Basic income per share:
   Income before extraordinary item                                      $     1.00      $      1.45    $     1.78
   Extraordinary item                                                          (.59)
                                                                        -------------   -------------  -------------

   Net income                                                            $      .41      $      1.45    $     1.78
                                                                        -------------   -------------  -------------
                                                                        -------------   -------------  -------------
Diluted income per share:
   Income before extraordinary item                                      $     1.00      $      1.45    $     1.75
   Extraordinary item                                                          (.59)
                                                                        -------------   -------------  -------------
   Net income                                                            $      .41      $      1.45    $     1.75
                                                                        -------------   -------------  -------------
                                                                        -------------   -------------  -------------

Weighted average shares:
   Basic                                                                   7,418,580       9,426,122     9,339,896
   Diluted                                                                 7,418,580       9,458,841     9,505,640


See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)


                                  Preferred                                                Accumulated
                                   Stock               Additional  Retained                   Other        Total
                                    and      Common     Paid-In    Earnings    Treasury    Comprehensive Stockholders'
                                  Warrants    Stock     Capital    (Deficit)     Stock       Income        Equity
                                  ---------  --------  ----------  ----------  ----------  ------------  -----------
Balance, January 1, 1996           $ 2,336   $    --    $ 5,629    $ (2,261)    $    --      $    124     $  5,828
                                                                                                         -----------


Comprehensive income:
    Net income                                                        3,053                                  3,053
    Foreign currency translation
       adjustment                                                                              (1,776)      (1,776)
                                                                                                         -----------
Total comprehensive income                                                                                   1,277
                                                                                                         -----------

Issuance of 3,570,000 shares
    of common stock                                4     60,769                                             60,773
                                                                                                         -----------

Conversion of preferred
    stock and warrants              (2,336)        5      2,331                                                 --
                                  ---------  --------  ----------  ----------  ----------  ------------  -----------

Balance, December 31, 1996              --         9     68,729         792           --       (1,652)      67,878
                                                                                                         -----------

Comprehensive income:
    Net income                                                       13,700                                 13,700
    Foreign currency translation
       adjustment                                                                              (4,378)      (4,378)
                                                                                                         -----------
Total comprehensive income                                                                                   9,322
                                                                                                         -----------

Issuance of 30,557 shares
    of common stock                                         477                                                477
                                                                                                         -----------

Purchase of 85,900 shares
    of treasury stock                                                             (1,916)                   (1,916)
                                  ---------  --------  ----------  ----------  ----------  ------------  -----------

Balance, December 31, 1997              --         9     69,206      14,492       (1,916)      (6,030)      75,761
                                                                                                         -----------

Comprehensive income:
    Net income                                                       16,651                                 16,651
    Foreign currency translation
        adjustment                                                                              2,054        2,054
                                                                                                         -----------
Total comprehensive income                                                                                  18,705
                                                                                                         -----------

Issuance of 55,231 shares
    of common stock                                        1,039                                             1,039
                                                                                                         -----------

Purchase of 151,500 shares
    of treasury stock                                                             (3,748)                   (3,748)
                                  ---------  --------  ----------  ----------  ----------  ------------  -----------

Balance, December 31, 1998        $     --      $  9    $ 70,245   $ 31,143    $  (5,664)    $ (3,976)    $ 91,757
                                  ---------  --------  ----------  ----------  ----------  ------------  -----------
                                  ---------  --------  ----------  ----------  ----------  ------------  -----------

See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                1996         1997         1998
                                                           ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                               $   3,053    $  13,700    $  16,651
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                             10,970       10,581       10,630
    Provision for doubtful accounts                              760          742          401
    Deferred tax benefit                                      (3,123)      (3,012)      (2,509)
    Early extinguishment of debt (net of tax benefit)          4,368
    Other                                                        274          143          (21)
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                   (4,606)      (3,098)      (4,734)
      Inventories                                             (5,786)      (7,298)      (6,406)
      Prepaid expense and other current assets                  (127)        (909)         775
      Accounts payable                                        (1,712)        (685)         925
      Accrued expenses                                         1,856        3,671       (1,485)
                                                           ---------    ---------    ---------
    Cash flows from operating activities                       5,927       13,835       14,227

Cash flows from investing activities:
  Capital expenditures                                        (5,199)      (5,634)      (6,264)
  Proceeds from disposals of fixed assets                         51           44          137
  Changes in other assets                                        109       (1,772)       2,175
  Business acquisition (net of cash acquired)                              (1,606)      (1,337)
                                                           ---------    ---------    ---------
    Cash flows from investing activities                      (5,039)      (8,968)      (5,289)

Cash flows from financing activities:
  Borrowing under lines of credit                            195,222      227,185      245,774
  Repayments under lines of credit                          (196,754)    (228,304)    (243,918)
  Proceeds from issuance of long-term debt                     4,717
  Repayments of long-term debt                               (64,823)        (882)        (865)
  Proceeds from issuance of stock                             60,773          477        1,039
  Purchase of treasury stock                                               (1,916)      (3,748)
                                                           ---------    ---------    ---------
    Cash flows from financing activities                        (865)      (3,440)      (1,718)

Effects of foreign exchange rate changes on cash                (452)         567          (31)
                                                           ---------    ---------    ---------

Increase (decrease) in cash                                     (429)       1,994        7,189
Cash, beginning of year                                        3,706        3,277        5,271
                                                           ---------    ---------    ---------

Cash, end of year                                          $   3,277    $   5,271    $  12,460


Supplemental Cash Flow Information
    Interest paid                                          $  17,665    $  13,508    $  12,991
    Income taxes paid                                      $  11,145    $  13,751    $  16,469


See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

(1)      NATURE OF BUSINESS

     Steinway Musical Instruments, Inc. and subsidiaries (the "Company") is one of the world's leading manufacturers of musical instruments. The Company, through its wholly-owned subsidiaries, The Steinway Piano Company, Inc. (Steinway) and The Selmer Company, Inc. (Selmer), manufactures and distributes products within the musical instrument industry. Steinway produces the highest quality piano in the world and has one of the most highly recognized and prestigious brand names. Selmer is the leading domestic manufacturer of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. Selmer Paris saxophones, Bach trumpets and trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world. The Company purchased the assets of Emerson Musical Instruments, Inc. in January 1997 for approximately $2.0 million, and the Kluge group of companies on December 28, 1998 for approximately $1.8 million. Each acquisition has been accounted for as a purchase for financial reporting purposes and the purchase prices have been allocated to the acquired assets and liabilities based on their relative fair values. The consolidated financial statements of the Company include the results of operations for each acquired business since its date of acquisition.


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

     FOREIGN CURRENCY TRANSLATION - Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year-end rates, and revenues and expenses at average rates of exchange prevailing during the year. The resulting translation adjustments are reported as a separate component of comprehensive income. Foreign currency transaction gains and losses are recognized in the statements of operations currently.

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

     INCOME PER COMMON SHARE - Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such items would be antidilutive.

A reconciliation of the weighted average shares used for the basic and diluted computations is as follows for the years ended December 31:

                                                                    1996             1997              1998
                                                                    ----             ----              ----
Weighted average shares for basic income per share                7,418,580         9,426,122        9,339,896
Dilutive effect of stock options and warrants                                          32,719          165,744
                                                                -----------      ------------      -----------
Weighted average shares for diluted income per share              7,418,580         9,458,841        9,505,640
                                                                -----------      ------------      -----------
                                                                -----------      ------------      -----------

     ENVIRONMENTAL MATTERS - Potential environmental liabilities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires a liability to be recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. See Note 7.

     SEGMENT REPORTING - The Company has determined that it has two distinct reportable segments: the piano segment and the band and orchestral instrument segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management.

     COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and as a result, has reported comprehensive income and its components in the statements of stockholders' equity for all periods presented. Currently, in addition to net income, the only item included in comprehensive income is foreign currency translation adjustments. No provision for U.S. income and foreign withholding taxes has been made because it is expected that the earnings which gave rise to such translation adjustments will be reinvested indefinitely.

     RETIREMENT PLANS - Effective December 31, 1998, the Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The overall objective of SFAS No. 132 is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information more understandable. The adoption of SFAS No. 132 did not affect the results of operations or financial position, but did affect the disclosures for pensions and other postretirement benefits. See Note 8.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The statement will be effective for the Company in fiscal 2000. Management is currently evaluating the effect of adopting SFAS No. 133 on the consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. SOP 98-1 will be effective for the Company in fiscal 1999. Management is currently evaluating the effects of this statement on the consolidated financial statements.

(3)  CONSOLIDATED FINANCIAL STATEMENT DETAILS

   INVENTORIES

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1997              1998
                                                                                   -------------     -------------
     Raw materials                                                                      $11,944            $15,266
     Work in process                                                                     35,309             35,010
     Finished goods                                                                      40,701             46,251
                                                                                   -------------     -------------
     Total                                                                              $87,954            $96,527
                                                                                   -------------     -------------
                                                                                   -------------     -------------


   PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1997              1998
                                                                                   -------------     -------------
     Land                                                                                $16,914           $17,343
     Building and improvements                                                            19,691            22,117
     Leasehold improvements                                                                1,318             1,392
     Machinery, equipment and tooling                                                     22,036            26,594
     Office furniture and fixtures                                                         5,629             6,459
     Concert and artist and rental pianos                                                 10,740            10,964
     Construction in progress                                                              1,832             1,172
                                                                                   -------------     -------------
                                                                                          78,160            86,041
     Less accumulated depreciation and amortization                                       19,531            25,847
                                                                                   -------------     -------------
     Total                                                                               $58,629           $60,194
                                                                                   -------------     -------------
                                                                                   -------------     -------------


   OTHER ASSETS, NET


                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1997              1998
                                                                                   -------------     -------------
     Trademarks                                                                          $20,146           $20,887
     Deferred financing costs                                                              8,504             8,504
     Other assets                                                                          2,897             2,195
                                                                                   -------------     -------------
                                                                                          31,547            31,586
     Less accumulated amortization                                                         8,656            11,832
                                                                                   -------------     -------------
     Total                                                                               $22,891           $19,754
                                                                                   -------------     -------------
                                                                                   -------------     -------------


   OTHER CURRENT LIABILITIES


                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1997              1998
                                                                                   -------------     -------------
     Accrued payroll and related benefits                                                $13,118           $13,020
     Current portion of pension liability                                                  1,978             1,170
     Accrued promotional expenses                                                          2,600             2,914
     Accrued warranty expense                                                              2,102             2,413
     Accrued income taxes                                                                  1,622               864
     Accrued interest                                                                      1,513             1,513
     Other accrued expenses                                                                8,490             7,898
                                                                                   -------------     -------------
                                                                                   -------------     -------------
     Total                                                                               $31,423           $29,792
                                                                                   -------------     -------------
                                                                                   -------------     -------------

(4)  INCOME TAXES

   The components of the provision for income tax are as follows:

                                                                              Year Ended December 31,
                                                                  ------------------------------------------------
                                                                      1996             1997              1998
                                                                  -------------    -------------     -------------
     U.S. Federal:
          Current                                                   $   5,726        $   9,361          $ 10,210
          Deferred                                                       (935)          (1,114)             (870)
     U.S. State and local:
          Current                                                         712            1,256             1,420
          Deferred                                                       (197)            (147)             (124)
     Foreign:
          Current                                                       5,177            4,851             5,076
          Deferred                                                     (1,991)          (1,751)           (1,306)
                                                                   ----------        ---------          --------
     Total                                                         $    8,492        $  12,456          $ 14,406
                                                                   ----------        ---------          --------
                                                                   ----------        ---------          --------


   The components of income before income taxes are as follows:

                                                                              Year Ended December 31,
                                                                  ------------------------------------------------
                                                                      1996             1997              1998
                                                                  -------------    -------------     -------------
     U.S. operations                                                $  10,452        $  20,457          $ 24,151
     Non-U.S. operations                                                5,461            5,699             6,906
                                                                  -------------    -------------     -------------
     Total                                                          $  15,913        $  26,156          $ 31,057
                                                                  -------------    -------------     -------------
                                                                  -------------    -------------     -------------


     The Company's provision for income tax differed from that using the statutory U.S. federal rate as follows:

                                                                              Year Ended December 31,
                                                                  ------------------------------------------------
                                                                      1996             1997              1998
                                                                  -------------    -------------     -------------
     Statutory federal rate applied to earnings before
          income taxes                                              $   5,570        $    9,155        $  10,870
     Increase in income taxes resulting from:
          Foreign income taxes (net of federal benefit)                 2,092             2,040            2,084
          State income taxes (net of federal benefit)                     477               726              933
          Other                                                           353               535              519
                                                                  -------------    -------------     -------------
     Provision for income tax                                       $   8,492         $  12,456        $  14,406
                                                                  -------------    -------------     -------------
                                                                  -------------    -------------     -------------

     At December 31, 1998, accumulated retained earnings of non-U.S. subsidiaries totaled $1,671. No provision for U.S. income and foreign withholding taxes has been made because it is expected that such earnings will be reinvested indefinitely.

   The components of net deferred taxes are as follows:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1997              1998
                                                                                   -------------     -------------
     Deferred tax assets:
          Uniform capitalization adjustment to inventory                            $    2,453        $    2,629
          Allowance for doubtful accounts                                                1,538             1,615
          Accrued expenses and other current assets and liabilities                      4,484             4,553
          Foreign tax credits                                                           14,488            17,004
          Valuation allowances                                                         (12,091)          (14,687)
                                                                                   -------------     -------------
               Total deferred tax assets                                                10,872            11,114

     Deferred tax liabilities
          Pension contributions                                                         (1,635)           (1,478)
          Fixed assets                                                                 (18,770)          (18,612)
          Intangibles                                                                  (10,558)           (9,550)
                                                                                   -------------     -------------
               Total deferred tax liabilities                                          (30,963)          (29,640)
                                                                                   -------------     -------------

     Net deferred taxes                                                              $ (20,091)        $ (18,526)
                                                                                   -------------     -------------
                                                                                   -------------     -------------


     Valuation allowances provided relate to excess foreign tax credits generated over expected credit absorption. Of these valuation allowances, $6,373 and $6,226 relate to the acquisition of Steinway as of December 31, 1997 and 1998, respectively. Should the related tax benefits be recognized in the future, the effect of removing the valuation allowances associated with the acquisition of Steinway would generally be a decrease in goodwill. During 1997, the valuation allowance decreased by $3,022 primarily due to the write-off of expired foreign tax credits. During 1998, the valuation allowance increased by $2,596 due to the generation of additional excess foreign tax credits. Foreign tax credit carryforwards expire in varying amounts through 2002.

(5)  NOTES PAYABLE AND LONG TERM DEBT

   Notes payable and long-term debt consists of the following:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1997              1998
                                                                                   -------------     -------------

   11% Senior Subordinated Notes, due May 15, 2005 (see Note 14)                       $ 110,000         $ 110,000
   Note payable to a foreign bank, due in monthly installments of DM 127 ($76 at the December 31, 1998 exchange rate)
        through June 1, 2001, at an interest rate of 6.25%                                 2,967             2,283
   Open account loans, payable on demand to a foreign bank                                 2,490             4,745
                                                                                   -------------     -------------
   Total                                                                                 115,457           117,028
   Less current portion                                                                    3,338             5,658
                                                                                   -------------     -------------
   Long-term debt                                                                       $112,119          $111,370
                                                                                   -------------     -------------
                                                                                   -------------     -------------

   Scheduled maturities of long-term debt as of December 31, 1998 are as follows:

                                                     Amount
                                                   ------------
                        1999                           $ 5,658
                        2000                               913
                        2001                               457
                        2002
                        2003
                        Thereafter                     110,000
                                                   ------------
                        Total                        $ 117,028
                                                   ------------
                                                   ------------

     The 11% Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest and liquidated damages, as defined, thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

                        2000                         104.125%
                        2001                         102.75%
                        2002                         101.375%
                        2003 and thereafter          100.00%

     The open account loans provide for borrowings by foreign subsidiaries of up to DM 25,000 ($15,000 at the December 31, 1998 exchange rate) payable on demand. A portion of the open account loan can be converted into a maximum of (pound)1,083 ($1,798 at the December 31, 1998 exchange rate) for use by the Company's UK subsidiary and (Y)340,000 ($2,997 at the December 31, 1998 exchange rate) for use by the Company's Japanese subsidiary. Demand borrowings bear interest at rates of 5.875 to 6.0% for the Deutsche mark loans, 6.75% for British pounds sterling loans, and 1.31% for Japanese yen loans. Term borrowings bear interest at Libor plus .75%.

     The Company's domestic, seasonal borrowing requirements are accommodated through a senior revolving credit facility with a domestic bank (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60.0 million, based on eligible accounts receivable and inventory balances. The Credit Facility, as amended on January 1, 1997, bears interest at the Eurodollar rate plus 2.5%. Borrowings are collateralized by the Company's domestic accounts receivable, inventory and fixed assets. As of December 31, 1998, no amounts were outstanding, and availability was approximately $56.4 million.

     All of the Company's debt agreements contain certain financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, and prohibit the payment of cash dividends. The Company is in compliance with all such covenants.


(6)  STOCKHOLDERS' EQUITY

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

     EMPLOYEE STOCK PURCHASE PLAN - The Company has an employee stock purchase plan (the "Purchase Plan") under which substantially all employees may purchase common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee's annual base earnings. During 1997 and 1998, 29,557 and 30,431 shares, respectively, were issued under the Purchase Plan. Of the 500,000 shares originally reserved for issuance under the Purchase Plan, 440,012 shares remain reserved for future issuance as of December 31, 1998.

     STOCK PLAN - The 1996 stock plan (the "Stock Plan") provides for the granting of 778,250 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, and other stock awards to certain key employees, consultants and advisors of the Company and its subsidiaries. Common stock reserved for issuance under the Stock Plan was 752,450 shares as of December 31, 1998.

     Option activity for the years ended December 31 is as follows:

                                               1996                        1997                        1998
                                      ------------------------    ------------------------    -----------------------
                                                   Weighted                    Weighted                   Weighted
                                        Number      Average        Number      Average         Number      Average
                                          of       Exercise          of        Exercise          of       Exercise
                                       Options       Price         Options      Price          Options      Price
                                      ----------- ------------    ---------- -------------    ---------- ------------
Outstanding at beginning of year                                    566,990     $  18.94         586,730    $  19.14
Granted                                 566,990      $  18.94        65,297        19.15          41,645       20.72
Exercised                                                           (30,557)       15.62         (55,231)      18.61
Canceled, forfeited or expired                                      (15,000)       19.00         (10,800)      19.00
                                      -----------                 ----------                  ----------
Outstanding at end of year              566,990         18.94       586,730        19.14         562,344       19.31
                                      -----------                 ----------                  ----------
                                      -----------                 ----------                  ----------

Exercisable at end of year                                          108,300      $ 19.00         207,700    $  19.09


     The following table sets forth information regarding outstanding and exercisable options at December 31, 1998:

                                                Options Outstanding                         Options Exercisable
                                  -------------------------------------------------    -------------------------------
                                                       Weighted         Weighted                           Weighted
                                      Number            Average          Average           Number          Average
                                        of             Remaining        Exercise             of            Exercise
RANGE OF EXERCISE PRICES             Options         Contract Life        Price           Options           Price
                                  ---------------    --------------    ------------    ---------------   -------------
$24.15                                   10,944             .6 years       $24.15
$18.65 to 21.94                         551,400            7.6              19.21            200,700         $19.09
                                  ---------------                                      ---------------
                                        562,344            7.5              19.31            200,700          19.09
                                  ---------------                                      ---------------
                                  ---------------                                      ---------------


     STOCK-BASED COMPENSATION EXPENSE - As described in Note 2, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, as required by SFAS No. 123 "Accounting for Stock-Based Compensation", reported net income and net income per share would have been as follows for the years ended December 31:


                                                         1996              1997              1998
                                                     --------------    -------------     -------------
     Income before extraordinary item                        $7,126          $13,005           $15,929
     Net income                                               2,758           13,005            15,929

     Basic income per share:
         Before extraordinary item                            $.96             $1.38             $1.71
         Net income                                            .37              1.38              1.71

     Diluted income per share:
         Before extraordinary item                            $.96             $1.37             $1.68
         Net income                                            .37              1.37              1.68



     The fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan, was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                                      1996               1997              1998
                                                                 ---------------    ---------------   ---------------
Range of risk-free interest rates                                  5.64-6.36%         5.57-6.18%        4.66-5.35%
Range of expected life of option grants (in years)                   1 to 6             1 to 6            1 to 6
Expected volatility of underlying stock                              16.4%               16.4%             26.4%



The weighted average fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan is as follows:

                                                                      1996               1997              1998
                                                                 ---------------    ---------------   ---------------
   Stock Plan                                                        $6.15               $7.61             $7.69
   Purchase Plan                                                     $4.04               $4.95             $7.41



     It should be noted that the Black-Scholes option pricing model was designed to value readily tradable options with relatively short lives and no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the options granted are not tradable and have contractual lives of up to ten years, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options issued under the Company's Stock Plan and Purchase Plan.

(7)  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - The Company leases various facilities and equipment under noncancelable operating lease arrangements. These leases expire at various times through 2016 with various renewal options. Rent expense was $3,176, $3,145 and $3,638 for the years ended December 31, 1996, 1997 and 1998, respectively. Future minimum lease payments under noncancelable operating leases for the years ending December 31 are as follows:

                                                                 Amount
                                                              -------------
             1999                                                  $ 3,683
             2000                                                    3,501
             2001                                                    3,337
             2002                                                    2,995
             2003                                                    2,833
             Thereafter                                             11,806
                                                              -------------
             Total minimum lease payments                         $ 28,155
                                                              -------------
                                                              -------------


     NOTES RECEIVABLE SOLD WITH RECOURSE - The Company sells notes receivable on a recourse basis to a financing company under a three-year facility.
Pursuant to the terms of the facility, the financing company may, at its option, purchase up to an aggregate principal amount outstanding at any time of $15 million of the Company's notes receivable. The Company received proceeds of approximately $15.1 and $14.9 million from the sales of such notes during the years ended December 31, 1997 and 1998, respectively. Other current liabilities include a recourse obligation of $1.3 and $1.4 million as of December 31, 1997 and 1998, respectively for the notes sold with recourse.

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

     LITIGATION - In the ordinary course of its business, the Company is party to various legal actions that management believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, management believes that, based on the experience of the Company in dealing with these matters, the ultimate resolution of these matters will not have a material adverse impact on the financial condition or results of operations of the Company.


(8)  RETIREMENT PLANS

     The Company has defined benefit pension plans covering the majority of its employees, including certain employees in foreign countries. Plan assets are invested primarily in common stocks and fixed income securities. The Company makes contributions generally equal to the minimum amounts required by federal laws and regulations. Foreign plans are funded in accordance with the requirements of regulatory bodies governing each plan.

          The following table sets forth the funded status and amounts recognized as of December 31, 1997 and 1998 for the Company's domestic and foreign defined benefit pension plans:

                                                            Domestic Plans                     Foreign Plans
                                                         1997             1998             1997              1998
                                                     -------------    -------------    --------------    -------------
Change in benefit obligation:
     Benefit obligation, beginning of year            $   15,620       $   20,678       $   17,270        $   15,200
       Service cost                                          943            1,155              464               456
       Interest cost                                       1,355            1,437            1,025             1,014
       Plan participants' contribution                        22               22
       Amendments                                          1,428
       Actuarial (gain) loss                               1,953            1,009             (576)              984
       Foreign currency exchange rate changes                                               (2,160)              987
       Benefits paid                                        (643)            (702)            (823)             (856)
                                                     -------------    -------------    --------------    -------------
     Benefit obligation, end of year                      20,678           23,599           15,200            17,785
                                                     -------------    -------------    --------------    -------------

Change in plan assets:
     Fair value of plan assets, beginning of year         14,884           19,066            2,730             3,001
       Return on plan assets                               3,153            3,062              379               548
       Employer contribution                               1,650            1,600              772               799
       Employee contributions                                 22               22               39                41
       Foreign currency exchange rate changes                                                  (96)               15
       Benefits paid                                        (643)            (702)            (823)             (856)
                                                     -------------    -------------    --------------    -------------
     Fair value of plan assets, end of year               19,066           23,048            3,001             3,548
                                                     -------------    -------------    --------------    -------------

     Funded status                                        (1,612)            (551)         (12,199)          (14,237)

     Unrecognized net actuarial (gain) loss               (1,051)          (1,632)            (617)               45
     Unrecognized prior service cost                       2,010            1,794
                                                     -------------    -------------    --------------    -------------
     Net amount recognized                           $      (653)     $      (389)      $  (12,816)       $  (14,192)
                                                     -------------    -------------    --------------    -------------
                                                     -------------    -------------    --------------    -------------

Amounts recognized in the balance sheet consist of:
     Accrued benefit liability                       $    (1,282)     $      (389)      $  (12,816)       $  (14,192)
     Intangible asset                                        629
                                                     -------------    -------------    --------------    -------------
     Net amount recognized                           $      (653)     $      (389)      $  (12,816)       $  (14,192)
                                                     -------------    -------------    --------------    -------------
                                                     -------------    -------------    --------------    -------------

   The components of net pension expense for the year ended December 31 are as follows:

                                                                      1996             1997              1998
                                                                  -------------    -------------     -------------
   Domestic Plans:
     Service cost                                                  $      837        $     943         $   1,155
     Interest cost                                                      1,102            1,355             1,437
     Expected return on plan assets                                    (1,776)          (1,249)           (1,490)
     Amortization of prior service cost                                   814              194               216
     Recognized actuarial loss                                                               3                18
                                                                  -------------    -------------     -------------
     Net pension expense                                            $     977        $   1,246         $   1,336
                                                                  -------------    -------------     -------------
                                                                  -------------    -------------     -------------

   Foreign Plans:
     Service cost                                                  $      497        $     464        $      456
     Interest cost                                                      1,157            1,025             1,014
     Expected return on plan assets                                      (175)            (248)             (289)
     Amortization of prior service cost                                   (47)
                                                                  -------------    -------------     -------------
     Net pension expense                                            $   1,432        $   1,241         $   1,181
                                                                  -------------    -------------     -------------
                                                                  -------------    -------------     -------------


                                                             Domestic Plans                  Foreign Plans
                                                          1997           1998            1997            1998
                                                       -----------    ------------    ------------    ------------
Weighted average assumptions as of December 31
     Discount Rate                                           7.5%           7.0%        6.5-7.25%      5.5-6.5%
     Expected return on assets                               8.5            8.5              9.5           6.5
     Rate of compensation increase                           4.0            4.0          2.5-5.5       2.5-4.0



     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $32,616, $31,120 and $19,065, respectively, as of December 31, 1997 and $19,556, $18,440 and $4,392, respectively, as of December 31, 1998.

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

     The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's balance sheet at year end:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1997              1998
                                                                                   -------------     -------------
Change in benefit obligation:
   Benefit obligation, beginning of year                                              $  1,012          $  1,266
     Service cost                                                                           37                39
     Interest cost                                                                          86                87
     Amendments                                                                            119               (25)
     Actuarial loss                                                                         59                23
     Benefits paid                                                                         (47)              (47)
                                                                                   -------------     -------------
   Benefit obligation, end of year                                                       1,266             1,343

   Fair value of plan assets                                                                --                --
                                                                                   -------------     -------------

   Funded status                                                                        (1,266)           (1,343)
   Unrecognized net actuarial gain                                                          (3)               (5)
   Unrecognized prior service cost                                                         803               753
                                                                                   -------------     -------------
   Net amount recognized                                                             $    (466)        $    (595)
                                                                                   -------------     -------------
                                                                                   -------------     -------------


     The assumed weighted average discount rate as of December 31, 1997 and 1998 was 7.0% and 6.75%, respectively. The annual assumed rate of increase in the per capita cost of covered health care benefits is 9.5% for retirees under age 65 in 1999 and is assumed to decrease gradually to 4.5% in 2008, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

                                                                              Year Ended December 31,
                                                                  ------------------------------------------------
                                                                      1996             1997              1998
                                                                  -------------    -------------     -------------
   Service cost                                                       $    31          $    37           $    39
   Interest cost                                                           72               86                87
   Amortization of transition obligation                                   50               50                50
   Net amortization and deferral                                           (8)
                                                                  -------------    -------------     -------------
   Net postretirement benefit cost                                     $  145           $  173            $  176
                                                                  -------------    -------------     -------------
                                                                  -------------    -------------     -------------



Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                                     1%               1%
                                                                                  Increase         Decrease
                                                                                  --------         --------
     Effect on total of service and interest cost components                        $  7            $  (7)
     Effect on the postretirement benefit obligation                                  53              (47)


     The Company also sponsors 401(k) retirement savings plans for eligible employees. Discretionary employer contributions, as determined annually by the Board of Directors, are made to one of these plans. The 1997 and 1998 contribution approximated $368 and $433, respectively.


(9)  FOREIGN EXCHANGE CONTRACTS

     At December 31, 1997, the Company's German divisions, whose functional currency is the Deutsche mark, had forward contracts and purchased options to sell (Y)430,900 and (pound)1,060 and to buy $3,195 in order to manage any currency exchange fluctuations on its intercompany transactions. These instruments matured at various dates through December 31, 1998.

     At December 31, 1998, these instruments, maturing at various dates through October 1999, consisted of forward contracts and purchased options to sell
(Y)460,000 and (pound)700 and to buy $1,300. The Company's only use of purchased options is to manage currency exchange fluctuations.


(10) RELATED PARTY TRANSACTIONS

     The principals of Kirkland Messina LLC, a merchant banking firm, control 84% of the voting power of the Company's common stock. Kirkland Messina LLC received $1.0 million in 1996 for arranging, negotiating and obtaining waivers and other required consents in connection with the Company's initial public offering. In addition, Kirkland Messina LLC and its principals received annual payments of $400 in 1996, 1997 and 1998 for ongoing management and other services to the Company.

(11) FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair values of financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Values of Financial Instruments". The estimated fair values have been developed using appropriate methodologies; however, considerable judgment is required to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of amounts that could be realized in a current market exchange. Use of different assumptions or methodologies could have a significant effect on these estimates. The net carrying value and estimated fair value of the Company's financial instruments is as follows at December 31:


                                                                 1997                              1998
                                                     ------------------------------    -----------------------------
                                                    Net Carrying      Estimated       Net Carrying     Estimated
                                                        Value         Fair Value          Value        Fair Value
                                                    --------------  --------------   --------------   --------------
     Financial liabilities:
        Notes payable and long term debt                 $115,457       $125,266           $117,028      $124,046
        Foreign currency contracts                                           350                             (176)



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

(12) SEGMENT INFORMATION

     As discussed in Note 2, the Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management.

     The accounting policies of each segment are the same as those described in
Note 2. Intercompany transactions are generally recorded at cost plus a predetermined markup.

The following tables present information about the Company's operating segments:


1996                                     Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                   77,245   52,538     6,531   136,314  118,030     3,559   121,589            257,903
Other income                                 60         4        64    8,888               8,888    (8,189)     763
Interest expense                 8,904      750      (127)    9,527   19,257              19,257   (10,914)  17,870
Depreciation and amortization    4,553    3,070       126     7,749    3,205        15     3,220         1   10,970
Income tax expense (benefit)      (838)   3,501       276     2,939    4,611        17     4,628       925    8,492
Net income (loss)
    before extraordinary items  (1,458)   1,234       407       183    5,548        26     5,574     1,664    7,421

Extraordinary items                                                    4,368               4,368              4,368
Capital expenditures             1,832      264        59     2,155    3,044               3,044              5,199
Total assets                    91,451   75,117     4,866   171,434  260,353     3,057   263,410  (169,478) 265,366



1997                                     Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                   91,173   40,575    13,531   145,279  128,780     3,789   132,569            277,848
Other income                                141        20       161      567                 567                728
Interest expense                 9,269      225       283     9,777   19,228              19,228   (15,501)  13,504
Depreciation and amortization    4,577    2,621       164     7,362    3,173        14     3,187        32   10,581
Income tax expense               1,544    2,358       430     4,332    2,492        61     2,553     5,571   12,456
Net income (loss)                 (577)   2,018       721     2,162    2,277       110     2,387     9,151   13,700
Capital expenditures             1,919      389       276     2,584    3,013               3,013        37    5,634
Total assets                    89,502   60,595     9,046   159,143  273,651     2,721   276,372  (168,807) 266,708





1998                                     Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  104,209   40,753    16,162   161,124  127,943     4,184   132,127            293,251
Other income                                 31        19        50      824                 824       197    1,071
Interest expense                 8,887      221       227     9,335   19,597              19,597   (15,950)  12,982
Depreciation and amortization    4,427    2,573       186     7,186    3,392        14     3,406        38   10,630
Income tax expense               3,884    2,707       696     7,287    1,025        37     1,062     6,057   14,406
Net income                       3,008    2,405     1,004     6,417      485        57       542     9,692   16,651
Capital expenditures             3,164      387        36     3,587    2,663               2,663        14    6,264
Total assets                   123,171   35,563     9,556   168,290  277,107     2,962   280,069  (164,432) 283,927


(13) SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:


                                                                  1996               1997              1998
                                                              --------------     --------------    --------------
     Current assets                                              $ 140,335          $ 149,022        $ 167,938
     Total assets                                                  265,348            263,725          280,991
     Current liabilities                                            37,673             46,664           53,712
     Stockholder's equity                                           68,718             78,302           97,080
     Net sales                                                     257,903            275,037          290,948
     Gross profit                                                   84,235             92,641           97,776
     Net income                                                      2,988             13,962           16,724



(14) SUMMARY OF MERGER AND GUARANTEES

     On May 25, 1995, Selmer acquired Steinway pursuant to an Agreement and Plan of Merger dated as of April 11, 1995. The total purchase price of approximately $104 million, including fees and expenses, was funded by Selmer's issuance of $105 million of 11% Senior Subordinated Notes (the "Notes") due 2005 and available cash balances of the Company.

     Selmer's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company as Parent (the "Guarantor Parent"), and by Steinway and certain wholly-owned subsidiaries of Steinway, each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor" (the "Guarantor Subsidiaries"). These subsidiaries, together with the operating divisions of Selmer, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries, which do not guarantee the Notes, represent foreign operations (the "Non Guarantor Subsidiaries").

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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                    Non
                                           Guarantor     Issuer     Guarantor    Guarantor
                                             Parent     of Notes    Subsidiaries Subsidiaries Eliminations Consolidated
                                           ----------- -----------  -----------  -----------  -----------  -----------
ASSETS
Current assets:
   Cash                                    $       --   $   2,034     $  1,913      $ 1,324      $    --      $ 5,271
 Accounts, notes and leases receivable,
   net                                                     33,661        6,167        7,549                    47,377
   Inventories                                             37,887       28,756       21,901        (590)       87,954
 Prepaid expenses and other current
   assets                                         684       1,604          357        2,187                     4,832
   Deferred tax asset                                       1,060        2,420        3,681        (973)        6,188
                                           ----------- -----------  -----------  -----------  -----------  -----------
Total current assets                              684      76,246       39,613       36,642      (1,563)      151,622

Property, plant and equipment, net                 91      15,313       27,142       16,083                    58,629
Investment in subsidiaries                     71,143     168,557       25,449                 (265,149)           --
Other assets, net                                 613       2,489       13,826        7,441      (1,478)       22,891
Cost in excess of fair value
    of net assets acquired, net                             9,638       11,466       12,462                    33,566
                                           ----------- -----------  -----------  -----------  -----------  -----------

TOTAL ASSETS                                $  72,531   $ 272,243    $ 117,496     $ 72,628   $(268,190)    $ 266,708
                                           ----------- -----------  -----------  -----------  -----------  -----------
                                           ----------- -----------  -----------  -----------  -----------  -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt             $      --   $      --    $      --     $  3,338     $   --      $   3,338
   Accounts payable                               329       1,853        2,114        1,372                     5,668
   Other current liabilities                   (6,643)     13,648       15,125       10,637      (1,344)       31,423
                                           ----------- -----------  -----------  -----------  -----------  -----------
Total current liabilities                      (6,314)     15,501       17,239       15,347      (1,344)       40,429

Long-term debt                                     50     107,747        2,203        2,119                   112,119
Intercompany                                   11,695      63,074      (76,402)       1,633                         -
Deferred taxes                                              1,787       10,741       13,751                    26,279
Non-current pension liability                                 995                    12,285      (1,160)       12,120
                                           ----------- -----------  -----------  -----------  -----------  -----------
Total liabilities                               5,431     189,104      (46,219)      45,135      (2,504)      190,947

Stockholders' equity                           67,100      83,139      163,715       27,493    (265,686)       75,761
                                           ----------- -----------  -----------  -----------  -----------  -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $  72,531   $ 272,243    $ 117,496     $ 72,628   $(268,190)    $ 266,708
                                           ----------- -----------  -----------  -----------  -----------  -----------
                                           ----------- -----------  -----------  -----------  -----------  -----------


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                    Non
                                           Guarantor     Issuer     Guarantor    Guarantor
                                             Parent     of Notes    Subsidiaries Subsidiaries Eliminations Consolidated
                                           ----------- -----------  -----------  -----------  -----------  -----------
ASSETS
Current assets:
   Cash                                    $       --   $   2,998    $  8,048     $  1,414       $    --     $ 12,460
   Accounts, notes and leases receivable,
     net                                                   37,034       5,357       10,060                     52,451
   Inventories                                             38,598      31,973       26,878         (922)       96,527
 Prepaid expenses and other current
   assets                                         124       1,486         407          306                      2,323
   Deferred tax asset                                       1,050       2,819        3,724         (973)        6,620
                                           ----------- -----------  -----------  -----------  -----------  -----------
Total current assets                              124      81,166      48,604       42,382       (1,895)      170,381

Property, plant and equipment, net                 99      14,869      28,373       16,853                     60,194
Investment in subsidiaries                     71,143     169,387      25,449                  (265,979)           --
Other assets, net                                 613       1,235      12,060        7,395       (1,549)       19,754
Cost in excess of fair value
    of net assets acquired, net                             9,367      11,160       13,071                     33,598
                                           ----------- -----------  -----------  -----------  -----------  -----------

TOTAL ASSETS                                $  71,979   $ 276,024    $125,646     $ 79,701    $(269,423)     $283,927
                                           ----------- -----------  -----------  -----------  -----------  -----------
                                           ----------- -----------  -----------  -----------  -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt            $       --   $      --    $    --     $   5,658    $      --      $  5,658
   Accounts payable                                         1,705       3,616        1,472                      6,793
   Other current liabilities                  (10,954)     10,786      22,198       10,093       (2,331)       29,792
                                           ----------- -----------  -----------  -----------  -----------  -----------
Total current liabilities                     (10,954)     12,491      25,814       17,223       (2,331)       42,243

Long-term debt                                    235     110,000        (235)       1,370                    111,370
Intercompany                                   18,406      67,529     (87,065)       1,130                         --
Deferred taxes                                              2,161       9,792       13,193                     25,146
Non-current pension liability                                 102                   13,647         (338)       13,411
                                           ----------- -----------  -----------  -----------  -----------  -----------
Total liabilities                               7,687     192,283     (51,694)      46,563       (2,669)      192,170

Stockholders' equity                           64,292      83,741     177,340       33,138     (266,754)       91,757
                                           ----------- -----------  -----------  -----------  -----------  -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $  71,979   $ 276,024    $125,646    $  79,701    $(269,423)    $ 283,927
                                           ----------- -----------  -----------  -----------  -----------  -----------
                                           ----------- -----------  -----------  -----------  -----------  -----------



               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                                                 Non
                                       Guarantor      Issuer     Guarantor    Guarantor
                                         Parent      of Notes    Subsidiaries Subsidiaries Eliminations  Consolidated
                                       -----------  -----------  -----------  ------------ ------------  -----------
Net sales                              $        --  $  119,472   $    81,418  $     62,628 $     (5,615) $   257,903
Cost of sales                                           78,885        57,301        43,005       (5,523)     173,668
                                       -----------  -----------  -----------  ------------ ------------  -----------

Gross profit                                    --      40,587        24,117        19,623          (92)      84,235

Operating expenses:
  Sales and marketing                                   12,312        10,246         6,820         (172)      29,206
  Provision for doubtful accounts                          600           103            57                       760
  General and administrative                  135        6,113         5,733         4,382                    16,363
  Amortization                                             727         2,070         1,591                     4,388
  Other operating (income) expense                         211          (638)          753          172          498
                                       -----------  -----------  -----------  ------------ ------------  -----------
Total operating expenses                      135       19,963        17,514        13,603           --       51,215
                                       -----------  -----------  -----------  ------------ ------------  -----------

Income (loss) from operations                (135)      20,624         6,603         6,020          (92)      33,020

Other (income) expense:
  Other income                               (244)      (8,888)       (2,481)          (78)      10,928         (763)
  Interest expense                                      19,257         8,904           637      (10,928)      17,870
                                       -----------  -----------  -----------  ------------ ------------  -----------
Other (income) expense, net                  (244)      10,369         6,423           559           --       17,107
                                       -----------  -----------  -----------  ------------ ------------  -----------

Income before income taxes                    109       10,255           180         5,461          (92)      15,913

Provision for income taxes                     44        4,611            43         3,794                     8,492
                                       -----------  -----------  -----------  ------------ ------------  -----------

Net income before extraordinary item           65        5,644           137         1,667          (92)       7,421

Extraordinary item                                       4,368                                                 4,368
                                       -----------  -----------  -----------  ------------ ------------  -----------

Net income                             $       65   $    1,276   $       137  $      1,667 $        (92) $     3,053
                                       -----------  -----------  -----------  ------------ ------------  -----------
                                       -----------  -----------  -----------  ------------ ------------  -----------


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)




                                                                              Non
                                       Guarantor      Issuer     Guarantor    Guarantor
                                         Parent      of Notes    Subsidiaries Subsidiaries Eliminations  Consolidated
                                       -----------  -----------  -----------  ------------ ------------  -----------
Net sales                              $        --  $   127,175  $    99,498  $     57,895 $     (6,720) $   277,848
Cost of sales                                            84,001       68,802        38,363       (6,599)     184,567
                                       -----------  -----------  -----------  ------------ ------------  -----------

Gross profit                                    --       43,174       30,696        19,532         (121)      93,281

Operating expenses:
  Sales and marketing                                    12,539       12,307         7,758         (163)      32,441
  Provision for doubtful accounts                           192          223           327                       742
  General and administrative                3,063         6,464        3,760         4,244                    17,531
  Amortization                                              459        2,072         1,338                     3,869
  Other operating (income) expense         (2,287)           54        2,016          (180)         163         (234)
                                       -----------  -----------  -----------  ------------ ------------  -----------
Total operating expenses                      776        19,708       20,378        13,487           --       54,349
                                       -----------  -----------  -----------  ------------ ------------  -----------

Income (loss) from operations                (776)       23,466       10,318         6,045         (121)      38,932

Other (income) expense:
  Other income                                             (553)     (15,515)         (161)      15,501         (728)
  Interest expense                                       19,228        9,269           508      (15,501)      13,504
                                       -----------  -----------  -----------  ------------ ------------  -----------
Other (income) expense, net                     --       18,675       (6,246)          347           --       12,776
                                       -----------  -----------  -----------  ------------ ------------  -----------

Income (loss) before income taxes            (776)        4,791       16,564         5,698         (121)      26,156

Provision for (benefit of) income            (512)        2,491        7,681         2,849          (53)      12,456
taxes
                                       -----------  -----------  -----------  ------------ ------------  -----------
Net income (loss)                      $     (264)  $     2,300  $    8,883   $      2,849 $        (68) $    13,700
                                       -----------  -----------  -----------  ------------ ------------  -----------
                                       -----------  -----------  -----------  ------------ ------------  -----------


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                     Non
                                       Guarantor      Issuer       Guarantor      Guarantor
                                         Parent      of Notes     Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                       -----------  -----------   ------------  -------------   ------------    ------------

Net sales                             $    --        $ 127,261      $ 113,785      $  61,099      $  (8,894)     $ 293,251
Cost of sales                                           87,482         75,875         39,977         (8,562)       194,772
                                      ---------      ---------      ---------      ---------      ---------      ---------

Gross profit                               --           39,779         37,910         21,122           (332)        98,479

Operating expenses:
  Sales and marketing                                   13,105         14,146          8,016           (135)        35,132
  Provision for doubtful accounts                           85            175            141                           401
  General and administrative              2,892          5,726          3,955          4,188                        16,761
  Amortization                                             459          2,072          1,319                         3,850
  Other operating (income) expense       (2,497)            18          1,746            (35)           135           (633)
                                      ---------      ---------      ---------      ---------      ---------      ---------
Total operating expenses                    395         19,393         22,094         13,629           --           55,511
                                      ---------      ---------      ---------      ---------      ---------      ---------

Income (loss) from operations              (395)        20,386         15,816          7,493           (332)        42,968

Other (income) expense:
  Other income                             (197)          (813)       (15,961)           (50)        15,950         (1,071)
  Interest expense                                      19,597          8,887            448        (15,950)        12,982
                                      ---------      ---------      ---------      ---------      ---------      ---------
Other (income) expense, net                (197)        18,784         (7,074)           398           --           11,911
                                      ---------      ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes          (198)         1,602         22,890          7,095           (332)        31,057

Provision for (benefit of) income           (99)         1,000         10,065          3,534            (94)        14,406
taxes
                                      ---------      ---------      ---------      ---------      ---------      ---------

Net income (loss)                     $     (99)     $     602      $  12,825      $   3,561      $    (238)     $  16,651
                                      ---------      ---------      ---------      ---------      ---------      ---------
                                      ---------      ---------      ---------      ---------      ---------      ---------


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                                                               Non
                                                 Guarantor     Issuer       Guarantor      Guarantor
                                                  Parent      of Notes    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                 ---------   ---------    ------------   ------------   ------------  ------------
Cash flows from operating activities:
  Net income                                     $      65   $   1,276      $     137      $   1,667      $     (92)     $   3,053
  Adjustments to reconcile net income
  to cash flows from operating activities:
    Depreciation and amortization                                3,205          4,554          3,211                        10,970
    Provision for doubtful accounts                                600            103             57                           760
    Deferred tax provision (benefit)                               285         (1,417)        (1,991)                       (3,123)
    Early extinguishment of debt                                 4,368                                                       4,368
    Other                                                          291                           (17)                          274
    Changes in operating assets and
     liabilities:
    Accounts, notes and leases receivable                       (4,611)         1,604         (1,599)                       (4,606)
     Inventories                                                (6,196)        (1,451)         1,769             92         (5,786)
    Prepaid expense and other current assets                      (352)           (71)           296                          (127)
      Accounts payable                                            (336)          (416)          (960)                       (1,712)
      Accrued expenses                                  47       2,198          1,810         (2,199)                        1,856
                                                 ---------   ---------      ---------      ---------      ---------      ---------
Cash flows from operating activities                   112         728          4,853            234           --            5,927

Cash flows from investing activities:
  Capital expenditures                                          (3,044)        (1,832)          (323)                       (5,199)
  Proceeds from disposals of fixed assets                           28                            23                            51
  Changes in other assets                                          (63)           (28)           200                           109
                                                 ---------   ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities                  --        (3,079)        (1,860)          (100)          --           (5,039)

Cash flows from financing activities:
  Borrowing under lines of credit                              113,728         81,160            334                       195,222
  Repayments under lines of credit                            (116,519)       (80,235)                                    (196,754)
  Proceeds from issuance of long-term debt                                                     4,717                         4,717
  Repayments of long-term debt                                 (59,096)                       (5,727)                      (64,823)
  Proceeds from issuance of stock                   60,773                                                                  60,773
  Intercompany dividends                                                        2,000         (2,000)                           --
  Intercompany                                     (60,867)     63,527         (5,324)         2,664                            --
                                                 ---------   ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities                   (94)      1,640         (2,399)           (12)          --             (865)

Effect of exchange rate changes on cash                                                         (452)                         (452)

Increase (decrease) in cash                             18        (711)           594           (330)          --             (429)
Cash, beginning of year                                            361          1,626          1,719                         3,706
                                                 ---------   ---------      ---------      ---------      ---------      ---------

Cash, end of year                                $      18   $    (350)     $   2,220      $   1,389      $    --        $   3,277
                                                 ---------   ---------      ---------      ---------      ---------      ---------
                                                 ---------   ---------      ---------      ---------      ---------      ---------


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                             Non
                                                Guarantor      Issuer       Guarantor      Guarantor
                                                  Parent      of Notes     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                               -----------   -----------   ------------  -------------   ------------  ------------

Cash flows from operating activities:
  Net income (loss)                            $    (264)     $   2,300      $   8,883      $   2,849      $     (68)     $  13,700
Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                     29          3,136          4,617          2,799                        10,581
    Provision for doubtful accounts                                 192            223            327                           742
    Deferred tax provision (benefit)                                262         (1,360)        (1,914)                       (3,012)
    Other                                                            59             92             (8)                          143
    Changes in operating assets and
      liabilities:
    Accounts, notes and leases receivable             25         (4,142)          (218)         1,237                        (3,098)
      Inventories                                    (13)        (3,180)        (2,309)        (1,917)           121         (7,298)
      Prepaid expense and other current
        assets                                      (454)          (144)           533           (844)                         (909)
      Accounts payable                               291           (896)          (460)           380                          (685)
      Accrued expenses                            (7,441)         2,993          6,643          1,529            (53)         3,671
                                               ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from operating activities              (7,827)           580         16,644          4,438             --         13,835

Cash flows from investing activities:
  Capital expenditures                               (37)        (2,951)        (1,981)          (665)                       (5,634)
  Proceeds from disposals of fixed assets                             4              9             31                            44
  Changes in other assets                            (14)           (73)           (67)        (1,618)                       (1,772)
Business acquisition, net of cash acquired        (1,730)          (619)           124            619                        (1,606)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities              (1,781)        (3,639)        (1,915)        (1,633)            --         (8,968)

Cash flows from financing activities:
  Borrowing under lines of credit                               118,969        106,762          1,454                       227,185
  Repayments under lines of credit                   (85)      (121,222)      (106,997)                                    (228,304)
  Repayments of long-term debt                                                                   (882)                         (882)
  Proceeds from issuance of stock                    477                                                                        477
  Purchase of treasury stock                      (1,916)                                                                    (1,916)
  Intercompany dividends                                          7,203         (4,603)        (2,600)                           --
  Intercompany                                    11,114            493        (10,198)        (1,409)                           --
                                               ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities               9,590          5,443        (15,036)        (3,437)            --         (3,440)

Effect of exchange rate changes on cash                                                           567                           567

Increase (decrease) in cash                          (18)         2,384           (307)           (65)            --          1,994
Cash, beginning of year                               18           (350)         2,220          1,389                         3,277
                                               ---------      ---------      ---------      ---------      ---------      ---------

Cash, end of year                               $     --      $   2,034      $   1,913      $   1,324       $     --      $   5,271
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------      ---------      ---------



               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)



                                                                                              Non
                                               Guarantor      Issuer        Guarantor      Guarantor
                                                 Parent      of Notes     Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                              -----------   -----------   ------------    ------------   ------------   -----------
Cash flows from operating activities:
  Net income (loss)                            $     (99)     $     602      $  12,825      $   3,561      $    (238)     $  16,651
  Adjustments to reconcile net income
   (loss) to cash flows from operating
   activities:
    Depreciation and amortization                     35          3,334          4,488          2,773                        10,630
    Provision for doubtful accounts                                  85            175            141                           401
    Deferred tax provision (benefit)                                384         (1,348)        (1,545)                       (2,509)
    Other                                                            67             15           (103)                          (21)
    Changes in operating assets and
     liabilities:
    Accounts, notes and leases receivable                        (3,458)           635         (1,911)                       (4,734)
      Inventories                                    (29)          (711)        (3,555)        (2,443)           332         (6,406)
    Prepaid expense and other current assets         277            118            (50)           430                           775
      Accounts payable                              (329)          (148)         1,502           (100)                          925
      Accrued expenses                            (4,311)        (3,126)         7,073         (1,027)           (94)        (1,485)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from operating activities              (4,456)        (2,853)        21,760           (224)            --         14,227

Cash flows from investing activities:
  Capital expenditures                               (14)        (2,503)        (3,324)          (423)                       (6,264)
  Proceeds from disposals of fixed assets                             5                           132                           137
  Changes in other assets                            283            437                         1,455                         2,175
Business acquisition, net of cash acquired                                                     (1,337)                       (1,337)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities                 269         (2,061)        (3,324)          (173)          --           (5,289)

Cash flows from financing activities:
  Borrowing under lines of credit                    185        123,112        120,621          1,856                       245,774
  Repayments under lines of credit                             (120,859)      (123,059)                                    (243,918)
  Repayments of long-term debt                                                                   (865)                         (865)
  Proceeds from issuance of stock                  1,039                                                                      1,039
  Purchase of treasury stock                      (3,748)                                                                    (3,748)
  Intercompany dividends                                                           800           (800)                           --
  Intercompany                                     6,711          3,625        (10,663)           327                            --
                                               ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities               4,187          5,878        (12,301)           518           --           (1,718)

Effect of exchange rate changes on cash                                                           (31)                          (31)

Increase in cash                                    --              964          6,135             90           --            7,189
Cash, beginning of year                                           2,034          1,913          1,324                         5,271
                                               ---------      ---------      ---------      ---------      ---------      ---------

Cash, end of year                              $    --        $   2,998      $   8,048      $   1,414      $    --          $12,460
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------      ---------      ---------



(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited results of operations (in thousands except share and per share data) for the years ended December 31, 1997 and 1998.


                                                                       Year Ended December 31, 1997
                                                       --------------------------------------------------------------
                                                          First           Second            Third          Fourth
                                                         Quarter          Quarter          Quarter         Quarter
                                                       ------------     ------------     ------------    ------------
Net sales                                               $   73,726      $   69,775        $   64,554      $   69,793
Gross profit                                                23,621          23,041            21,246          25,373
Net income                                                   3,438           3,466             2,702           4,094

Basic income per share                                   $     .36      $      .37        $      .29     $       .43
Diluted income per share                                       .36             .37               .28             .43

Weighted average shares:
     Basic                                               9,422,937       9,422,937         9,438,852       9,419,763
     Diluted                                             9,422,937       9,422,937         9,504,485       9,527,650




                                                                       Year Ended December 31, 1998
                                                       --------------------------------------------------------------
                                                          First           Second            Third          Fourth
                                                         Quarter          Quarter          Quarter         Quarter
                                                       ------------     ------------     ------------    ------------
Net sales                                               $   79,100      $   73,061        $   68,646      $   72,444
Gross profit                                                26,044          24,532            21,898          26,005
Net income                                                   4,467           4,285             3,299           4,600

Basic income per share                                  $      .48      $      .46         $     .35     $       .49
Diluted income per share                                       .47             .45               .35             .49

Weighted average shares:
     Basic                                               9,364,979       9,363,932         9,331,592       9,299,079
     Diluted                                             9,528,929       9,583,293         9,473,550       9,358,837




(16) SUBSEQUENT EVENT

         On January 28, 1999, the Company signed a letter of intent to purchase the building which includes its Steinway Hall Showroom on West 57th Street in New York City. The transaction will involve the purchase of the building coupled with a 99-year land lease. A definitive purchase agreement is expected to be signed by the end of the first quarter of 1999.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                                                          Additions
                                                          Balance at      Charged to     Deductions      Balance at
                                                          Beginning       Costs and       and Other         End
                                                           of Year         Expenses     (See Note 1)      of Year
                                                         -------------   -------------  --------------  -------------
Reserves deducted from assets to which they apply:
  Allowance for doubtful accounts:
     Year ended December 31, 1996                            $ 6,281            760           79  (2)      $ 7,120
     Year ended December 31, 1997                              7,120            742         (358) (2)        7,504
     Year ended December 31, 1998                              7,504            401         (393) (2)        7,512

  Inventory obsolescence:
     Year ended December 31, 1996                              2,781            934           (616)          3,099
     Year ended December 31, 1997                              3,099            845           (336)          3,608
     Year ended December 31, 1998                              3,608            400            (96)          3,912

Reserves included in other current liabilities:
  Accrued warranty expense:
     Year ended December 31, 1996                              2,175            714         (1,034)          1,855
     Year ended December 31, 1997                              1,855          1,166           (919)          2,102
     Year ended December 31, 1998                              2,102          1,013           (768)          2,347

  Reserve for notes sold with recourse:
     Year ended December 31, 1996                                951                            23             974
     Year ended December 31, 1997                                974                           343           1,317
     Year ended December 31, 1998                              1,317                           118           1,435


Note:    (1)  Includes foreign currency translation adjustments
         (2) Represents accounts written off, net of recoveries; and reclassifications to and from other accounts

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.



                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


ITEM 11           EXECUTIVE COMPENSATION

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV


ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K


(a)      The following documents are filed as a part of this report:

                                                                                                   Sequential
         (1)  FINANCIAL STATEMENTS                                                                 PAGE NUMBER
              --------------------                                                                 -----------
              Independent Auditors' Report                                                             20
              Consolidated Balance Sheets as of December 31, 1997 and 1998                             21
              Consolidated Statements of Operations for the
                  Years Ended December 31, 1996, 1997 and 1998                                         22
              Consolidated Statements of Stockholders' Equity for the
                  Years Ended December 31, 1996, 1997 and 1998                                         23
              Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1996, 1997 and 1998                                         24
              Notes to Consolidated Financial Statements                                               25
              Schedule II - Valuation and Qualifying Accounts                                          50


(3) EXHIBITS: The Exhibits listed below are filed as part of, or incorporated by reference into this Report.


EXHIBIT                                                                                   SEQUENTIAL
  NO.                                DESCRIPTION                                          PAGE NUMBER
-------                              -----------                                          -----------
3.1      Restated Certificate of Incorporation of Registrant  (8)
3.2      Bylaws of Registrant  (6)
3.3      Amendment No. 1 to Bylaws of Registrant  (6)
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




         The Selmer Company, Inc., Steinway, Inc., Steinway Musical Instruments,
         Inc., Boston Piano Company, Inc., The SMI Trust, S&B Retail, Inc.,
         Emerson Musical Instruments, Inc., The Steinway Piano Company, Inc., and BNY Financial Corporation (8)
4.5      Registration Rights Agreement, dated as of August 9, 1993, among Selmer
         Industries, Inc. and the purchasers of certain equity securities (1)
4.6      Indenture, dated as of May 25, 1995, among The Selmer Company, Inc.,
         Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway,
         Inc., Boston Piano Company, Inc. and American Bank National
         Association, as trustee, including the forms of Notes and the Guarantee thereon (4)
4.7 Exchange Registration Rights agreement, dated as of May 25, 1995, by and among The Selmer Company, Inc., Selmer Industries, Inc., Steinway
         Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc.
         and Donaldson, Lufkin & Jenrette Corporation (4)
10.1     Employment Agreement, dated as of June 22, 1993, between The Selmer
         Company, Inc. and Thomas Burzycki (1)
10.2     Employment Agreement, dated May 8, 1989, between Steinway Musical
         Properties, Inc. and Thomas Kurrer (5)
10.3     Employment Agreement, dated as of May 1, 1995, between Steinway Musical
         Properties, Inc. and Bruce Stevens (5)
10.4 Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (8)
10.5     Employment Agreement, dated as of May 1, 1995, between Steinway Musical
         Properties, Inc. and Dennis Hanson (5)
10.6 Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (8)
10.7     Agreement, dated as of August 1996, between the Registrant, Kirkland
         Messina Inc., and Dana Messina (6)
10.8     Agreement, dated as of August 1996, between the Registrant, Kirkland
         Messina Inc., and Kyle Kirkland (6)
10.9 Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips
         Electronics North American Corporation (1)
10.10 Master Note Purchase and Repurchase Agreement, dated August 31, 1997, by and between Textron Financial Corporation and The Selmer Company,
         Inc. (9)
10.11 Master Note Purchase and Repurchase Agreement, dated August 31, 1997, by and between Textron Financial Corporation and Emerson Musical
         Instruments, Inc. (9)
10.12    Distribution Agreement, dated November 1, 1952, by and between H. & A.
         Selmer, Inc. and Henri Selmer & Cie (1)
10.13    1996 Stock Plan of the Registrant (6)
10.14    Form of Noncompete Agreement dated July 1996 between Steinway Musical
         Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis
         Hanson and Michael Vickrey (7)
21.1     List of Subsidiaries of the Registrants




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

(5) Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant's Registration Statement on Form S-4.

(6) Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant's Registration Statement on Form S-1.

(7) Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-1.

(8) Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant's Annual Report on Form 10-K.

(9) Previously filed with the Commission on March 27, 1998 as an exhibit to the Registrant's Annual Report on Form 10-K.


(b)      Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended December 31, 1998:


         ITEM #     DESCRIPTION                                                  FILING DATE

         5, 7       A report announcing the acquisition of the Kluge companies  December 28, 1998



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              STEINWAY MUSICAL INSTRUMENTS, INC.



MARCH 30, 1999                                       By  /S/  DANA D. MESSINA
--------------                                          ------------------------
  (Date)                                             Dana D. Messina


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         SIGNATURE                                      TITLE
         ---------                                      -----
         /S/  DANA D. MESSINA           Director and Chief Executive Officer            March 30, 1999
         -----------------------          (Principal Executive Officer)
         Dana D. Messina


         /S/  DENNIS M. HANSON                 Chief Financial Officer                  March 30, 1999
         ---------------------              (Principal Financial Officer)
         Dennis M. Hanson


         /S/  MICHAEL R. VICKREY              Executive Vice President                  March 30, 1999
         -----------------------           (Principal Accounting Officer)
         Michael R. Vickrey


         /S/  KYLE R. KIRKLAND                  Chairman of the Board                   March 30, 1999
         ------------------------
         Kyle R. Kirkland


         /S/  THOMAS T. BURZYCKI                      Director                          March 30, 1999
         -----------------------
         Thomas T. Burzycki


         /S/  BRUCE STEVENS                           Director                          March 30, 1999
         ------------------
         Bruce Stevens


         /S/  PETER MCMILLAN                          Director                          March 30, 1999
         -------------------
         Peter McMillan


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        THE SELMER COMPANY, INC.



MARCH 30, 1999                                          By  /S/  DANA D. MESSINA
--------------                                             ---------------------
  (Date)                                                         Dana D. Messina


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         SIGNATURE                                      TITLE

         /S/  THOMAS BURZYCKI                  Director, President and                  March 30, 1999
         -----------------------               Chief Executive Officer
         Thomas Burzycki                     (Principal Executive Officer)


         /S/  MICHAEL R. VICKREY              Executive Vice President                  March 30, 1999
         -----------------------             and Chief Financial Officer
         Michael R. Vickrey                   (Principal Financial and
                                                 Accounting Officer)

         /S/  KYLE R. KIRKLAND                        Director                          March 30, 1999
         ------------------------
         Kyle R. Kirkland

         /S/  DANA D. MESSINA                         Director                          March 30, 1999
         -----------------------
         Dana D. Messina

