Form 10-Q
period 1999-04-03
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1999-05-18
CIK 911583, 918904

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

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

Number of shares of Common Stock issued and outstanding as of April 30, 1999:           Class A          477,953
                                                                                        Ordinary       8,770,172
                                                                                                       ---------
                                                                                        Total          9,248,125

===============================================================================

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets
                  December 31, 1998 and April 3, 1999.....................................................3

              Condensed Consolidated Statements of Operations
                  Three months ended April 4, 1998 and April 3, 1999......................................4

              Condensed Consolidated Statements of Cash Flows
                  Three months ended April 4, 1998 and April 3, 1999......................................5

              Notes to Condensed Consolidated Financial Statements........................................6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..............................................................12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................15


PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................................................16

              SIGNATURES.................................................................................17

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  DECEMBER 31,         APRIL 3,
                                                                                      1998               1999
                                                                                  ------------      -------------
ASSETS
Current assets:
   Cash                                                                          $      12,460      $       6,809
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $7,512 and $7,712 in 1998 and 1999, respectively                   52,451             59,746
   Inventories                                                                          96,527             93,851
   Prepaid expenses and other current assets                                             2,323              2,885
   Deferred tax assets                                                                   6,620              6,416
                                                                                 -------------      -------------
Total current assets                                                                   170,381            169,707

Property, plant and equipment, net of accumulated depreciation of
        $25,847 and $27,111 in 1998 and 1999, respectively                              60,194             88,631
Other assets, net                                                                       19,754             19,139
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $3,728 and $3,862 in 1998 and 1999, respectively                33,598             32,323
                                                                                 -------------      -------------

TOTAL ASSETS                                                                     $     283,927      $     309,800
                                                                                 -------------      -------------
                                                                                 -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                           $       5,658      $       8,238
   Accounts payable                                                                      6,793              6,308
   Other current liabilities                                                            29,792             31,633
                                                                                 -------------      -------------
Total current liabilities                                                               42,243             46,179

Long-term debt                                                                         111,370            133,480
Deferred tax liabilities                                                                25,146             23,748
Non-current pension liability                                                           13,411             12,593
                                                                                 -------------      -------------
Total liabilities                                                                      192,170            216,000
                                                                                 -------------      -------------

Commitments and contingent liabilities
 Stockholders' equity:
   Common stock                                                                              9                  9
   Additional paid in capital                                                           70,245             70,321
   Retained earnings                                                                    31,143             36,331
   Accumulated other comprehensive income                                               (3,976)            (6,529)
   Treasury stock                                                                       (5,664)            (6,332)
                                                                                 -------------      -------------
     Total stockholders' equity                                                         91,757             93,800
                                                                                 -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     283,927      $     309,800
                                                                                 -------------      -------------
                                                                                 -------------      -------------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                 ------------------------------
                                                                                    April 4,         April 3,
                                                                                      1998             1999
                                                                                 -------------     ------------
Net sales                                                                          $    79,100     $    83,134
Cost of sales                                                                           53,056          55,707
                                                                                   -----------     -----------

Gross profit                                                                            26,044          27,427

Operating expenses:
   Sales and marketing                                                                   9,457          10,294
   General and administrative                                                            4,214           4,289
   Amortization                                                                            951             968
   Other operating expense                                                                 291             129
                                                                                   -----------     -----------
Total operating expenses                                                                14,913          15,680
                                                                                   -----------     -----------

Income from operations                                                                  11,131          11,747

Other (income) expense:
   Interest income                                                                        (328)           (295)
   Interest expense                                                                      3,166           3,159
                                                                                   -----------     -----------
Total other (income) expense, net                                                        2,838           2,864
                                                                                   -----------     -----------

Income before income taxes                                                               8,293           8,883

Provision for income taxes                                                               3,826           3,695
                                                                                   -----------     -----------

Net income                                                                         $     4,467     $     5,188
                                                                                   -----------     -----------
                                                                                   -----------     -----------



Net income per share:
    Basic                                                                          $       .48     $       .56
                                                                                   -----------     -----------
                                                                                   -----------     -----------
    Diluted                                                                        $       .47     $       .56
                                                                                   -----------     -----------
                                                                                   -----------     -----------

Weighted average shares:
    Basic                                                                            9,364,979       9,265,163
                                                                                   -----------     -----------
                                                                                   -----------     -----------
    Diluted                                                                          9,528,929       9,337,044
                                                                                   -----------     -----------
                                                                                   -----------     -----------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                    ----------------------------
                                                                                      April 4,         April 3,
                                                                                        1998             1999
                                                                                    -----------      -----------
Cash flows from operating activities:
  Net income                                                                        $     4,467      $     5,188
  Adjustments to reconcile net income to
    cash flows from operating activities:
    Depreciation and amortization                                                         2,686            2,802
    Deferred tax benefit                                                                   (516)            (481)
    Other                                                                                    79              (33)
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                              (5,095)          (7,966)
      Inventories                                                                           135              639
      Prepaid expense and other current assets                                             (194)            (615)
      Accounts payable                                                                     (359)            (386)
      Accrued expenses                                                                    1,408            2,564
                                                                                    -----------      -----------
Cash flows from operating activities                                                      2,611            1,712

Cash flows from investing activities:
  Capital expenditures                                                                   (1,039)         (31,588)
  Proceeds from disposals of fixed assets                                                    82               89
  Changes in other assets                                                                   791             (428)
                                                                                    -----------      -----------
Cash flows from investing activities                                                       (166)         (31,927)

Cash flows from financing activities:
  Net borrowings (repayments)
    under lines of credit                                                                  (243)           3,036
  Proceeds from long-term debt                                                                            22,500
  Repayments of long-term debt                                                             (279)            (289)
  Proceeds from issuance of stock                                                           139               76
  Purchase of treasury stock                                                               (133)            (668)
                                                                                    -----------      -----------
Cash flows from financing activities                                                       (516)          24,655

Effect of foreign exchange rate changes on cash                                             (19)             (91)
                                                                                    -----------      -----------

Increase (decrease) in cash                                                               1,910           (5,651)
Cash, beginning of period                                                                 5,271           12,460
                                                                                    -----------      -----------

Cash, end of period                                                                 $     7,181      $     6,809
                                                                                    -----------      -----------
                                                                                    -----------      -----------
Supplemental Cash Flow Information
    Interest paid                                                                   $       142      $       135
                                                                                    -----------      -----------
                                                                                    -----------      -----------
    Taxes paid                                                                      $     3,848      $     4,690
                                                                                    -----------      -----------
                                                                                    -----------      -----------

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the three months ended April 4, 1998 and April 3, 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1998, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results which may be expected for the entire year.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly-owned subsidiaries, including The Selmer Company, Inc. ("Selmer") and The Steinway Piano Company, Inc. ("Steinway"). Significant intercompany balances have been eliminated in consolidation.

     INCOME PER SHARE - Basic income per share is computed using the weighted average number of shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options using the treasury stock method. A reconciliation of the weighted average shares used for the basic and diluted computations for the three months ended April 4, 1998 and April 3, 1999 is as follows:


                                                                             1998                  1999
                                                                             ----                  ----
         Weighted average shares for basic income per share                9,364,979             9,265,163
         Dilutive effect of stock options                                    163,950                71,881
                                                                           ---------             ---------
         Weighted average shares for diluted income per share              9,528,929             9,337,044
                                                                           ---------             ---------
                                                                           ---------             ---------

     COMPREHENSIVE INCOME - Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income for the three months ended April 4, 1998 and April 3, 1999 is as follows:


                                                                             1998                  1999
                                                                             ----                  ----
         Net income                                                       $   4,467             $   5,188
         Other comprehensive income                                            (672)               (2,553)
                                                                          ---------             ---------
         Total comprehensive income                                       $   3,795             $   2,635
                                                                          ---------             ---------
                                                                          ---------             ---------

(3)  INVENTORIES

     Inventories consist of the following:


                                                                                   December 31,       April 3,
                                                                                       1998             1999
                                                                                   ------------     ------------
Raw materials                                                                      $     15,266     $     15,350
Work in process                                                                          35,010           33,943
Finished goods                                                                           46,251           44,558
                                                                                   ------------     ------------
Total                                                                              $     96,527     $     93,851
                                                                                   ------------     ------------
                                                                                   ------------     ------------

(4)  COMMITMENTS AND CONTINGENT LIABILITIES

     Certain environmental matters are pending against a subsidiary of the Company, which might result in monetary damages, the amount of which, if any, cannot be determined at the present time. Philips Electronics, a previous owner of a subsidiary of the Company, has agreed to hold the Company harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988. Management believes that these matters will not have a material adverse impact on the Company's results of operations or financial condition.

(5)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:


                                                                              Three Months Ended
                                      December 31,        April 3,        April 4,          April 3,
                                         1998               1999            1998              1999
                                      ------------        --------        --------          -------
Current assets                         $ 167,938          $166,937
Total assets                             280,991           306,531
Current liabilities                       53,712            58,890
Stockholder's equity                      97,080            99,767
Total revenues                                                             $78,126           $82,388
Gross profit                                                                25,711            27,188
Net income                                                                   4,471             5,240

(6)  SEGMENT INFORMATION

     The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. These segments were selected based upon the way in which management oversees and evaluates the results of each operation. The following tables present information about the Company's operating segments for the three months ended April 4, 1998 and April 3, 1999:


1998                                     Piano Segment               Band and Orchestral Segment
                              ------------------------------------  ----------------------------- Other &   Consol
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                              --------  -------    ------   ------   -------    ------   -------   ------   -------
Revenues from external
    customers                  $24,295   $8,615    $4,310   $37,220  $40,900      $980   $41,880   $ -      $79,100
Net income                         227      284       266       777    1,244        40     1,284     2,406    4,467


1999                                     Piano Segment               Band and Orchestral Segment
                              ------------------------------------  ----------------------------  Other &   Consol
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                              --------  -------    ------   ------   -------    ------   -------   ------   -------
Revenues from external
    customers                  $26,068   $8,996    $4,455   $39,519  $42,689      $926   $43,615   $ -      $83,134
Net income                         732      323       245     1,300    1,174        18     1,192     2,696    5,188


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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  APRIL 3, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Non
                                            Guarantor     Issuer     Guarantor     Guarantor
                                             Parent     of Notes   Subsidiaries   Subsidiaries Eliminations  Consolidated
                                           ----------- -----------  -----------   -----------  -----------   -----------
ASSETS
Current assets:
   Cash                                    $        -   $   6,350    $   1,957     $    1,057   $  (2,555)      $ 6,809
   Accounts, notes and leases
     receivable, net                                       45,549        5,411          8,786                    59,746
   Inventories                                             33,118       34,702         27,030        (999)       93,851
   Prepaid expenses and other current
     current assets                               225       1,965          300            395                     2,885
   Deferred tax assets                                      1,050        2,819          3,520        (973)        6,416
                                           ----------- -----------  -----------   -----------  -----------   -----------
Total current assets                              225      88,032       45,189         40,788      (4,527)      169,707

Property, plant and equipment, net                105      14,361       58,937         15,228                    88,631
Investment in subsidiaries                     71,143     169,387       56,147                   (296,677)            -
Other assets, net                                 613         873       12,362          6,604      (1,313)       19,139
Cost in excess of fair value
    of net assets acquired, net                             9,299       11,083         11,941                    32,323
                                           ----------- -----------  -----------   -----------  -----------   -----------
TOTAL ASSETS                                $  72,086   $ 281,952    $ 183,718     $   74,561   $(302,517)    $ 309,800
                                           ----------- -----------  -----------   -----------  -----------   -----------
                                           ----------- -----------  -----------   -----------  -----------   -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt             $       -   $       -    $       -      $   8,238    $      -     $   8,238
   Accounts payable                               144       2,572        2,038          1,554                     6,308
   Other current liabilities                  (12,372)     13,051       23,444          9,877      (2,367)       31,633
                                           ----------- -----------  -----------   -----------  -----------   -----------
Total current liabilities                     (12,228)     15,623       25,482         19,669      (2,367)       46,179

Long-term debt                                     29     110,000       25,026            980      (2,555)      133,480
Intercompany                                   20,652      68,072      (90,894)         2,170                         -
Deferred tax liabilities                                    2,161        9,570         12,017                    23,748
Non-current pension liability                                 102                      12,593        (102)       12,593
                                           ----------- -----------  -----------   -----------  -----------   -----------
Total Liabilities                               8,453     195,958      (30,816)        47,429      (5,024)      216,000
Stockholders' Equity                           63,633      85,994      214,534         27,132    (297,493)       93,800
                                           ----------- -----------  -----------   -----------  -----------   -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $   72,086  $  281,952   $  183,718     $   74,561  $ (302,517)    $ 309,800
                                           ----------- -----------  -----------   -----------  -----------   -----------
                                           ----------- -----------  -----------   -----------  -----------   -----------

                                             9

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED APRIL 3, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Non
                                       Guarantor      Issuer     Guarantor    Guarantor
                                         Parent      of Notes   Subsidiaries Subsidiaries Eliminations  Consolidated
                                       -----------  ----------- ------------ ------------ ------------  -----------
Net sales                              $              $ 42,308   $   28,471  $   14,773    $  (2,418)    $  83,134
Cost of sales                                           29,800       18,781       9,467       (2,341)       55,707
                                       -----------  -----------  ----------- ------------ ------------  -----------

Gross profit                                    -       12,508        9,690       5,306          (77)       27,427

Operating expenses:
  Sales and marketing                                    4,269        3,815       2,231          (21)       10,294
  General and administrative                  721        1,327        1,085       1,156                      4,289
  Amortization                                             115          518         335                        968
  Other operating (income) expense           (596)         (40)         585         159           21           129
                                       -----------  -----------  ----------- ------------ ------------  -----------

Total operating expenses                      125        5,671        6,003       3,881            -        15,680
                                       -----------  -----------  ----------- ------------ ------------  -----------

Income (loss) from operations                (125)       6,837        3,687       1,425          (77)       11,747

Other (income) expense:
  Interest income                                         (210)      (4,138)        (18)       4,071          (295)
  Interest expense                                       4,901        2,206         123       (4,071)        3,159
                                       -----------  -----------  ----------- ------------ ------------  -----------
Total other (income) expense, net               -        4,691       (1,932)        105            -         2,864
                                       -----------  -----------  ----------- ------------ ------------  -----------

Income (loss) before income taxes            (125)       2,146        5,619       1,320          (77)        8,883

Provision for (benefit of)
  income taxes                                (58)         988        2,123         678          (36)        3,695
                                       -----------  -----------  ----------- ------------ ------------  -----------

Net income (loss)                      $      (67)  $    1,158   $    3,496  $       642  $      (41)   $    5,188
                                       -----------  -----------  ----------- ------------ ------------  -----------
                                       -----------  -----------  ----------- ------------ ------------  -----------

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 3, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Non
                                           Guarantor     Issuer    Guarantor    Guarantor
                                             Parent     Of Notes   Subsidiaries Subsidiaries  Eliminations Consolidated
                                           ----------  ----------- -----------  -----------   -----------  -----------
Cash flows from operating activities:
  Net income (loss)                        $     (67)   $  1,158    $   3,496    $     642     $    (41)    $   5,188
Adjustments to reconcile net income
  (loss) to cash flows from
  operating activities:
    Depreciation and amortization                 10         840        1,230          722                      2,802
    Deferred tax benefit                                                 (222)        (259)                      (481)
    Other                                                     25            1          (59)                       (33)
    Changes in operating assets and
     liabilities:
      Accounts, notes and leases
       receivable                                         (8,540)         (55)         629                     (7,966)
      Inventories                                          5,480       (2,717)      (2,201)          77           639
      Prepaid expense and other
       current assets                           (101)       (479)         107         (142)           -          (615)
      Accounts payable                           144         867       (1,578)         181            -          (386)
      Accrued expenses                        (1,418)      2,265        1,246          507          (36)        2,564
                                           ----------  ----------- -----------  -----------   -----------  -----------
Cash flows from operating activities          (1,432)      1,616        1,508           20            -         1,712

Cash flows from investing activities:
  Capital expenditures                           (16)       (217)     (31,288)         (67)                   (31,588)
  Proceeds from disposals of fixed assets                                               89                         89
  Changes in other assets                                    315         (743)                                   (428)
                                           ----------  ----------- -----------  -----------   -----------  -----------
Cash flows from investing activities             (16)         98      (32,031)          22            -       (31,927)

Cash flows from financing activities:
  Net borrowings (repayments) under
     lines of credit                            (206)                   2,761        3,036      (2,555)          3,036
  Proceeds from long-term debt                                         22,500                                  22,500
  Repayments of long-term debt                                                        (289)                      (289)
  Proceeds from issuance of stock                 76                                                               76
  Purchase of treasury stock                    (668)                                                            (668)
  Intercompany dividends                                   1,095        3,000       (4,095)                         -
  Intercompany                                 2,246         543       (3,829)       1,040                          -
                                           ----------  ----------- -----------  -----------   -----------  -----------
Cash flows from financing activities           1,448       1,638       24,432         (308)     (2,555)        24,655

Effect of exchange rate changes on cash                                                (91)                       (91)

Increase (decrease) in cash                        -       3,352       (6,091)        (357)     (2,555)        (5,651)
Cash, beginning of period                                  2,998        8,048        1,414                     12,460
                                           ----------  ----------- -----------  -----------   -----------  -----------
Cash, end of period                        $       -    $  6,350    $   1,957    $   1,057    $ (2,555)     $   6,809
                                           ----------  ----------- -----------  -----------   -----------  -----------
                                           ----------  ----------- -----------  -----------   -----------  -----------

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS)

INTRODUCTION

         The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments.

         Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, increased competition, exchange rate fluctuations, and the availability of production capacity which could cause actual results to differ materially from those indicated herein. Further information on these risk factors is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its Final Prospectus filed in August 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO THREE MONTHS ENDED APRIL 4, 1998

         NET SALES - Net sales increased $4.0 million (5%) to $83.1 million in the first quarter of 1999. Domestic sales growth of 8% offset a decline in foreign shipments, which continue to be affected by the weak demand in Asia and Europe. Piano sales increased $2.3 million (6%) in 1999 on an overall unit increase of 7%. Unit volume increased 5% for Steinway grand pianos and 11% for the Boston line. Band and orchestral instrument sales increased $1.7 million (4%) in the first quarter of 1999. Overall instrument units were up over 3%, led by increases of 3% and 10% in the band and stringed instrument categories, respectively.

         GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $1.4 million (5%) to $27.4 million in the first quarter of 1999. Gross margins increased slightly to 33.0% in 1999 compared to 32.9% in 1998. This improvement is primarily due to an increase in piano margins from 35.4% in 1998 to 36.6% in 1999. A favorable yen exchange rate, slightly offset by a shift in the mix of Boston sales toward verticals, contributed to the increase. Band and orchestral instrument margins were negatively impacted by higher manufacturing costs coupled with a shift toward student band instruments, resulting in a decline in margins from 30.7% in 1998 to 29.8% in 1999.

         OPERATING EXPENSES - Operating expenses increased by $0.8 million (5%) to $15.7 million in the first quarter of 1999. Expenses as a percentage of sales remained at 18.9% in both periods.

         INCOME FROM OPERATIONS - Income from operations increased by $0.6 million (5%) to $11.7 million in the first quarter of 1999. These improved earnings resulted from increased sales combined with improved gross profit margins and firm control over operating expenses.

         OTHER (INCOME) EXPENSE - Other (income) expense remained virtually unchanged at $2.8 million in both periods.

         INCOME TAXES - The Company's effective tax rate was 46.1% and 41.6% in the first quarter of 1998 and 1999, respectively. The lower effective tax rate is due to a shift in the geographical distribution of foreign income away from jurisdictions with higher tax rates, combined with certain tax saving strategies that increased the utilization of foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

         Cash provided by operations in the first quarter was $2.6 million in 1998 and $1.7 million in 1999. The decrease in cash provided by operations in 1999 resulted from $0.7 million of additional cash earnings from operations offset by $1.6 million of additional net working capital requirements. The additional working capital requirements resulted from increased receivables associated with higher sales offset partially by higher accrued expense balances.

         During the first quarter of 1999, the Company acquired the Steinway Hall building located on West 57th Street in New York City for approximately $30.8 million. Funds for the acquisition were provided from cash on hand and a new $22.5 million mortgage loan provided by the Company's existing lender. This loan, which has a five year term, is due in monthly installments of $0.2 million based on a twenty-five year amortization, and bears interest at the 30-day Libor rate plus 1.5%.

         Additional capital expenditures of $1.0 million and $0.8 million in the first quarter of 1998 and 1999, respectively, were primarily used for the purchase of new machinery and building improvements. The Company expects to increase its level of capital expenditures in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

         The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. The Credit Facility, as amended on April 1, 1999, bears interest at the Eurodollar rate plus 1.25% and expires April 1, 2004. As of April 3, 1999, no amounts were outstanding and availability was approximately $59.2 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 25 million Deutsche marks ($13.8 million at the April 3, 1999 exchange rate).

         The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes and the $22.5 million mortgage loan. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

     In the first quarter of 1999, the Company repurchased 30,400 shares of its common stock at a cost of $0.7 million.

         Management believes that cash on hand, together with cash flow anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 1999.

         YEAR 2000 COMPLIANCE - The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs and hardware that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's products, which are finely crafted instruments, do not contain software programs and therefore this issue will not affect their functionality. However, it could cause some disruptions of internal operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

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

         During the first quarter of 1999, the Company adopted the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the consolidated financial statements.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates its foreign currency exchange rate risk by holding forward foreign currency contracts. These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The Company's Credit Facility and mortgage loan bear interest at rates that fluctuate with changes in the Eurodollar rate and the Libor rate, respectively. Substantially all of the Company's long-term debt, except the mortgage loan referred to above, is at fixed interest rates. Accordingly, the Company's interest expense on its Credit Facility and mortgage loan and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II  OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits


EXHIBIT         DESCRIPTION
-------         -----------
 4.1      Fourth Amendment and Agreement, dated as of April 1, 1999, to the
          Existing Credit Agreement, by and among The Selmer Company, Inc.,
          Steinway, Inc., Steinway Musical Instruments, Inc., Boston Piano
          Company, Inc., The SMI Trust, S&B Retail, Inc., Emerson Musical
          Instruments, Inc., The Steinway Piano Company, Inc. and BNY
          Financial Corporation

27.1.     Steinway Musical Instruments, Inc. - Financial Data Schedule

27.2.     The Selmer Company, Inc. - Financial Data Schedule


  (b)     Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended
         April 3, 1999:

     ITEM #       DESCRIPTION                                                    FILING DATE
     ------       -----------                                                    -----------
     2, 7         A report announcing the acquisition of Steinway Hall          March 30, 1999

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


Date:   May 18, 1999