Form 10-Q
period 1999-07-03
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1999-08-16
CIK 911583, 918904

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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

Number of shares of Common Stock issued and outstanding as of July 30, 1999:

          Class A          477,953
          Ordinary       8,777,074
                         ---------
          Total          9,255,027


==============================================================================

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets
                  December 31, 1998 and July 3, 1999......................................................3

              Condensed Consolidated Statements of Operations
                  Three months and six months ended July 4, 1998 and July 3, 1999.........................4

              Condensed Consolidated Statements of Cash Flows
                  Six months ended July 4, 1998 and July 3, 1999..........................................5

              Notes to Condensed Consolidated Financial Statements........................................6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..............................................................13

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................17


PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................................................18

              SIGNATURES.................................................................................19


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 December 31,          July 3,
                                                                                     1998                1999
                                                                                ---------------     ---------------
ASSETS
Current assets:
   Cash                                                                          $      12,460       $      3,091
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $7,512 and $7,113 in 1998 and 1999, respectively                   52,451             72,240
   Inventories                                                                          96,527             96,632
   Prepaid expenses and other current assets                                             2,323              2,548
   Deferred tax assets                                                                   6,620              6,354
                                                                                ---------------     ---------------
Total current assets                                                                   170,381            180,865

Property, plant and equipment, net of accumulated depreciation of
        $25,847 and $26,620 in 1998 and 1999, respectively                              60,194             87,160
Other assets, net                                                                       19,754             18,153
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $3,728 and $4,026 in 1998 and 1999, respectively                33,598             31,496
                                                                                ---------------     ---------------

TOTAL ASSETS                                                                     $     283,927       $    317,674
                                                                                ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                           $       5,658      $       6,788
   Accounts payable                                                                      6,793              5,794
   Other current liabilities                                                            29,792             27,106
                                                                                ---------------     ---------------
Total current liabilities                                                               42,243             39,688

Long-term debt                                                                         111,370            146,635
Deferred tax liabilities                                                                25,146             22,764
Non-current pension liability                                                           13,411             12,012
                                                                                ---------------     ---------------
Total liabilities                                                                      192,170            221,099
                                                                                ---------------     ---------------

Commitments and contingent liabilities
  Stockholders' equity:
   Common stock                                                                              9                  9
   Additional paid in capital                                                           70,245             70,441
   Retained earnings                                                                    31,143             40,897
   Accumulated other comprehensive income                                               (3,976)            (7,855)
   Treasury stock                                                                       (5,664)            (6,917)
                                                                                ---------------     ---------------
Total stockholders' equity                                                              91,757             96,575
                                                                                ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     283,927       $    317,674
                                                                                ===============     ===============


See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three Months Ended                Six Months Ended
                                                 ------------------------------   ------------------------------
                                                    July 4,         July 3.          July 4,         July 3,
                                                     1998            1999             1998            1999
                                                 --------------  --------------   --------------  --------------
Net sales                                          $   73,061      $   76,160       $  152,161      $  159,294
Cost of sales                                          48,529          51,442          101,585         107,149
                                                 --------------  --------------   --------------  --------------

Gross profit                                           24,532          24,718           50,576          52,145

Operating expenses:
   Sales and marketing                                  8,548           8,816           18,005          19,110
   General and administrative                           4,212           4,176            8,476           8,515
   Amortization                                           957             989            1,908           1,957
   Other operating expense                                 92              50              108              80
                                                 --------------  --------------   --------------  --------------
Total operating expenses                               13,809          14,031           28,497          29,662
                                                 --------------  --------------   --------------  --------------

Income from operations                                 10,723          10,687           22,079          22,483

Interest expense, net                                   2,889           3,449            5,727           6,313
Other (income) expense, net                              (145)           (411)              80            (362)
                                                 --------------  --------------   --------------  --------------

Income before income taxes                              7,979           7,649           16,272          16,532

Provision for income taxes                              3,694           3,083            7,520           6,778
                                                 --------------  --------------   --------------  --------------

Net income                                         $    4,285      $    4,566       $    8,752      $    9,754
                                                 ==============  ==============   ==============  ==============



Net income per share:
    Basic                                          $       .46     $       .49      $       .93     $     1.05
                                                 ==============  ==============   ==============  ==============
    Diluted                                        $       .45     $       .49      $       .92     $     1.04
                                                 ==============  ==============   ==============  ==============

Weighted average shares:
    Basic                                           9,363,932       9,236,363        9,364,456       9,250,763
                                                 ==============  ==============   ==============  ==============
    Diluted                                         9,583,293       9,341,506        9,560,511       9,341,908
                                                 ==============  ==============   ==============  ==============


See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                    -----------------------------
                                                                                      July 4,          July 3,
                                                                                       1998             1999
                                                                                   --------------   --------------
Cash flows from operating activities:
  Net income                                                                        $     8,752      $     9,754
  Adjustments to reconcile net income to
    cash flows from operating activities:
    Depreciation and amortization                                                         5,376            5,811
    Deferred tax benefit                                                                 (1,033)          (1,003)
    Other                                                                                   186               72
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                             (20,041)         (20,876)
      Inventories                                                                        (2,942)          (3,573)
      Prepaid expense and other current assets                                              662             (294)
      Accounts payable                                                                   (1,093)            (839)
      Accrued expenses                                                                   (3,676)          (1,423)
                                                                                   --------------   --------------
Cash flows from operating activities                                                    (13,809)         (12,371)

Cash flows from investing activities:
  Capital expenditures                                                                   (2,722)         (32,690)
  Proceeds from disposals of fixed assets                                                   132              138
  Changes in other assets                                                                 2,342             (514)
                                                                                   --------------   --------------
Cash flows from investing activities                                                       (248)         (33,066)

Cash flows from financing activities:
  Net borrowings under lines of credit                                                   12,953           15,415
  Proceeds from long-term debt                                                                            22,500
  Repayments of long-term debt                                                             (492)            (658)
  Proceeds from issuance of stock                                                           414              196
  Purchase of treasury stock                                                             (1,158)          (1,253)
                                                                                   --------------   --------------
Cash flows from financing activities                                                     11,717           36,200

Effect of foreign exchange rate changes on cash                                              16             (132)
                                                                                   --------------   --------------

Decrease in cash                                                                         (2,324)          (9,369)
Cash, beginning of period                                                                 5,271           12,460
                                                                                   --------------   --------------

Cash, end of period                                                                 $     2,947      $     3,091
                                                                                   ==============   ==============

Supplemental Cash Flow Information
    Interest paid                                                                   $     6,372      $     6,738
                                                                                   ==============   ==============
    Taxes paid                                                                      $     8,877      $     7,881
                                                                                   ==============   ==============


See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the six months ended July 4, 1998 and July 3, 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1998, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the six months ended July 3, 1999 are not necessarily indicative of the results that may be expected for the entire year.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly owned subsidiaries, including The Selmer Company, Inc. ("Selmer") and The Steinway Piano Company, Inc. ("Steinway"). Significant intercompany balances have been eliminated in consolidation.

     RECLASSIFICATIONS - Certain reclassifications of 1998 amounts have been made to conform to the 1999 financial statement presentation.

     INCOME PER SHARE - Basic income per share is computed using the weighted average number of shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options using the treasury stock method. A reconciliation of the weighted average shares used for the basic and diluted computations for the three month and six month period ended July 4, 1998 and July 3, 1999 is as follows:


                                                              Three months ended              Six months ended
                                                              ------------------              ----------------
                                                             1998           1999            1998           1999
                                                             ----           ----            ----           ----
Weighted average shares:
     For basic income per share                             9,363,932      9,236,363      9,364,456       9,250,763
     Dilutive effect of stock options                         219,361        105,143        196,055          91,145
                                                          -----------     ----------     ----------      ----------
     For diluted income per share                           9,583,293      9,341,506      9,560,511       9,341,908
                                                           ==========      =========      =========       =========


COMPREHENSIVE INCOME - Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income for the three month and six month periods ended July 4, 1998 and July 3, 1999 is as follows:

                                              Three months ended                   Six months ended
                                      ---------------------------------      -------------------------------
                                         1998                1999               1998                   1999
                                         ----                ----               ----                   ----
         Net income                   $  4,285            $  4,566           $   8,752             $   9,754
         Other comprehensive income
           (loss)                          328              (1,326)               (344)               (3,879)
                                     ---------           ---------          ----------            ----------
         Total comprehensive income   $  4,613            $  3,240           $   8,408             $   5,875
                                     =========           =========          ==========            ==========


(3)  INVENTORIES

     Inventories consist of the following:


                                                                                   December 31,       July 3,
                                                                                       1998             1999
                                                                                  ---------------  ---------------
Raw materials                                                                      $     15,266     $     15,379
Work in process                                                                          35,010           33,815
Finished goods                                                                           46,251           47,438
                                                                                  ---------------  ---------------
Total                                                                              $     96,527     $     96,632
                                                                                  ===============  ===============


(4)  OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net consists of the following:


                                                      Three Months Ended                Six Months Ended
                                                 ------------------------------   ------------------------------
                                                    July 4,         July 3.          July 4,         July 3,
                                                     1998            1999             1998            1999
                                                 --------------  --------------   --------------  --------------
West 57th Building income                        $          -      $   (1,189)     $        -       $   (1,189)
West 57th Building expenses                                               826                              826
Foreign exchange loss, net                                 81              73              160             202
Miscellaneous                                            (226)           (121)             (80)           (201)
                                                 --------------  --------------   --------------  --------------

Other (income) expense, net                      $       (145)     $     (411)     $        80      $     (362)
                                                 ==============  ==============   ==============  ==============


(5)  COMMITMENTS AND CONTINGENT LIABILITIES

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

(6)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:


                                                                                        Six Months Ended
                                              December 31,        July 3,          July 4,           July 3,
                                                  1998              1999             1998              1999
                                             ---------------   ---------------  ---------------   ---------------
Current assets                                   $ 167,938         $ 177,823
Total assets                                       280,991           314,136
Current liabilities                                 53,712            52,992
Stockholder's equity                                97,080           103,034
Total revenues                                                                     $  150,701        $  157,717
Gross profit                                                                           50,081            51,665
Net income                                                                              8,621             9,833


(7)  SEGMENT INFORMATION

     The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. These segments were selected based upon the way in which management oversees and evaluates the results of each operation. The following tables present information about the Company's operating segments for the three and six month periods ended July 4, 1998 and July 3, 1999:


THREE MONTHS ENDED 1998                  Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  $26,306   $9,043    $3,635   $38,984  $33,138      $939   $34,077 $       -  $73,061
Net income                         836      257       171     1,264      445         1       446     2,575    4,285

THREE MONTHS ENDED 1999                  Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  $29,101   $8,879    $4,401   $42,381  $32,970      $809   $33,779 $       -  $76,160
Net income (loss)                1,353      281       472     2,106     (140)       (3)     (143)    2,603    4,566

SIX MONTHS ENDED 1998                    Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  $50,601  $17,658    $7,945   $76,204  $74,038    $1,919   $75,957 $       - $152,161
Net income                       1,063      541       437     2,041    1,689        41     1,730     4,981    8,752

SIX MONTHS ENDED 1999                    Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  $55,169  $17,875    $8,856   $81,900  $75,659    $1,735   $77,394 $       - $159,294
Net income                       2,085      604       717     3,406    1,034        15     1,049     5,299    9,754


(8)  SUMMARY OF MERGER AND GUARANTEES

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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JULY 3, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Non
                                           Guarantor     Issuer    Guarantor    Guarantor
                                             Parent     Of Notes   Subsidiaries Subsidiaries Eliminations Consolidated
                                           ----------- ----------- -----------  -----------  -----------  -----------
ASSETS
Current assets:
   Cash                                     $       -   $       -    $   2,032   $    1,059  $        -  $    3,091
   Accounts, notes and leases receivable,
    net                                                    58,166        5,789        8,285                  72,240
   Inventories                                             34,635       36,761       26,380      (1,144)     96,632
   Prepaid expenses and other current
    assets                                        193       1,400          406          549                   2,548
   Deferred tax assets                                      1,050        2,819        3,458        (973)      6,354
                                           ----------- -----------  ----------- -----------  ----------- -----------
Total current assets                              193      95,251       47,807       39,731      (2,117)    180,865

Property, plant and equipment, net                107      13,940       58,514       14,599                  87,160
Investment in subsidiaries                     71,143     169,387       56,147                 (296,677)          -
Other assets, net                                 613         873       11,921        6,059      (1,313)     18,153
Cost in excess of fair value
    of net assets acquired, net                             9,232       11,006       11,258                  31,496
                                           ----------- -----------  ----------- -----------  ----------- -----------

TOTAL ASSETS                                $  72,056   $ 288,683    $ 185,395    $  71,647   $(300,107)  $ 317,674
                                           =========== ===========  =========== ===========  =========== ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt             $       -   $       -    $       -    $   6,788   $       -   $   6,788
   Accounts payable                                10       2,317        2,522          945                   5,794
   Other current liabilities                  (12,894)      7,741       25,081        9,594      (2,416)     27,106
                                           ----------- -----------  ----------- -----------  ----------- -----------
Total current liabilities                     (12,884)     10,058       27,603       17,327      (2,416)     39,688

Long-term debt                                     88     119,976       25,840          731                 146,635
Intercompany                                   21,764      70,550      (96,011)       3,697                       -
Deferred tax liabilities                                    2,161        9,342       11,261                  22,764
Non-current pension liability                                 102                    12,012        (102)     12,012
                                           ----------- -----------  ----------- -----------  ----------- -----------
Total liabilities                               8,968     202,847      (33,226)      45,028      (2,518)    221,099

Stockholders' equity                           63,088      85,836      218,621       26,619    (297,589)     96,575
                                           ----------- -----------  ----------- -----------  ----------- -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $  72,056   $ 288,683    $  185,395   $ 71,647    $(300,107)  $ 317,674
                                           =========== ===========  =========== ===========  =========== ===========


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED JULY 3, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 Non
                                       Guarantor      Issuer    Guarantor     Guarantor
                                         Parent      of Notes   Subsidiaries Subsidiaries Eliminations  Consolidated
                                       -----------  ----------- -----------  ------------ ------------  -----------
Net sales                              $        -     $ 74,783    $  59,630   $  29,308   $   (4,427)    $ 159,294
Cost of sales                                           52,753       39,472      19,129       (4,205)      107,149
                                       -----------  -----------  ----------- ------------ ------------  -----------

Gross profit                                    -       22,030       20,158      10,179         (222)       52,145

Operating expenses:
  Sales and marketing                                    7,531        7,518       4,123          (62)       19,110
  General and administrative                1,438        2,692        2,150       2,235                      8,515
  Amortization                                             230        1,074         653                      1,957
  Other operating (income) expense         (1,171)        (166)         894         461           62            80
                                       -----------  ----------- ------------ ------------  -----------  -----------
Total operating expenses                      267       10,287       11,636       7,472            -        29,662
                                       -----------  -----------  ----------- ------------ ------------  -----------

Income (loss) from operations                (267)      11,743        8,522       2,707         (222)       22,483

Interest expense, net                                    9,520       (3,461)        254                      6,313
Other (income) expense, net                                            (131)       (231)                      (362)
                                       -----------  -----------  ----------- ------------ ------------  -----------

Income (loss) before income taxes            (267)       2,223       12,114       2,684         (222)       16,532

Provision for (benefit of) income
taxes                                        (120)       1,223        4,531       1,229          (85)        6,778
                                       -----------  -----------  ----------- ------------ ------------  -----------

Net income (loss)                      $     (147)    $  1,000    $   7,583   $   1,455   $     (137)    $   9,754
                                       ===========  ===========  =========== ============ ============  ===========


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JULY 3, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Non
                                           Guarantor     Issuer    Guarantor    Guarantor
                                             Parent     Of Notes   Subsidiaries Subsidiaries Eliminations Consolidated
                                           ----------  ----------- -----------  -----------  -----------  -----------
Cash flows from operating activities:
  Net income (loss)                        $    (147)   $  1,000    $   7,583    $   1,455   $   (137)    $   9,754
  Adjustments to reconcile net income
  (loss) to cash flows from operating
  activities:
    Depreciation and amortization                 20       1,682        2,707        1,402                    5,811
    Deferred tax benefit                                                 (450)        (553)                  (1,003)
    Other                                                     50           45          (23)                      72
    Changes in operating assets and
      liabilities:
      Accounts, notes and leases
        receivable                                       (21,182)        (436)         742                  (20,876)
      Inventories                                          3,963       (4,830)      (2,928)       222        (3,573)
      Prepaid expense and other current
        assets                                   (69)         86            1         (312)                    (294)
      Accounts payable                            10         612       (1,094)        (367)                    (839)
      Accrued expenses                        (1,940)     (3,045)       2,883          764        (85)       (1,423)
                                           ----------  ----------- -----------  ----------- -----------  -----------
Cash flows from operating activities          (2,126)    (16,834)       6,409          180          -       (12,371)

Cash flows from investing activities:
  Capital expenditures                           (28)       (523)     (31,773)        (366)                 (32,690)
  Proceeds from disposals of fixed assets                                              138                      138
  Changes in other assets                                    267         (781)                                 (514)
                                           ----------  ----------- -----------  ----------- -----------  -----------
Cash flows from investing activities             (28)       (256)     (32,554)        (228)         -       (33,066)

Cash flows from financing activities:
  Net borrowings (repayments) under
     lines of credit                            (147)      9,976        3,740        1,846                   15,415
  Proceeds from long-term debt                                         22,500                                22,500
  Repayments of long-term debt                                           (165)        (493)                    (658)
  Proceeds from issuance of stock                196                                                            196
  Purchase of treasury stock                  (1,253)                                                        (1,253)
  Intercompany dividends                                   1,095        3,000       (4,095)                       -
  Intercompany                                 3,358       3,021       (8,946)       2,567                        -
                                           ----------  ----------- -----------  ----------- -----------  -----------
Cash flows from financing activities           2,154      14,092       20,129         (175)         -        36,200

Effect of exchange rate changes on cash                                               (132)                    (132)

Decrease in cash                                   -      (2,998)      (6,016)        (355)         -        (9,369)
Cash, beginning of period                                  2,998        8,048        1,414                   12,460
                                           ----------  ----------- -----------  ----------- -----------  -----------

Cash, end of period                        $       -    $      -    $   2,032    $   1,059   $      -     $   3,091
                                           ==========  =========== ===========  =========== ===========  ===========


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 1999 COMPARED TO THREE MONTHS ENDED JULY 4, 1998

         NET SALES - Net sales increased $3.1 million (4%) to $76.2 million in the second quarter of 1999. This growth occurred primarily in domestic shipments as foreign markets continue to be affected by weak demand in Asia and Europe. Piano sales increased $3.4 million (9%) in the second quarter of 1999. Overall piano shipments increased 3%, with Steinway & Sons units increasing 5% over the prior year period. Band and orchestral instrument sales decreased $0.3 million (1%) in the second quarter of 1999. Modest price realization, coupled with improved delivery of higher priced student instruments, resulted in an increase in overall average selling prices in the quarter. These higher prices essentially offset a 12% decline in band units, as virtually all of the decline was in lower priced clarinets and flutes.

         GROSS PROFIT - Gross profit increased by $0.2 million (1%) to $24.7 million in the second quarter of 1999. Gross margins decreased from 33.6% in 1998 to 32.5% in 1999. Piano margins decreased from 35.3% in 1998 to 34.9% in 1999 as a result of a stronger yen increasing costs of the Boston line. Band and orchestral instrument margins were adversely affected by both competitive pricing constraints and a higher mix of lower margin instruments. This resulted in a decline in band margins from 31.6% in 1998 to 29.4% in 1999.

         OPERATING EXPENSES - Operating expenses increased by $0.2 million (2%) to $14.0 million in the second quarter of 1999. Expenses as a percentage of sales decreased from 18.9% in 1998 to 18.4% in 1999.

         INCOME FROM OPERATIONS - Income from operations remained flat at $10.7 million in both periods.

         INCOME TAXES - The Company's effective tax rate was 46.3% and 40.3% in the second quarter of 1998 and 1999, respectively. A statutory rate reduction in Germany, as well as a shift in the geographical distribution of income away from jurisdictions with higher tax rates, lowered the effective tax rate of the Company.

SIX MONTHS ENDED JULY 3, 1999 COMPARED TO SIX MONTHS ENDED JULY 4, 1998

         NET SALES - Net sales increased $7.1 million (5%) to $159.3 million in the first six months of 1999. Piano sales increased $5.7 million (7%) in 1999 on unit increases of 3% for Steinway grand pianos and 6% for the Boston line. Band and orchestral instrument sales increased $1.4 million (2%) in the first six months of 1999 as a result of a shift in unit sales toward higher priced instruments. This offset an overall unit decline in band instruments of 3%.

         GROSS PROFIT - Consistent with the increase in sales, gross profit increased by $1.6 million (3%) to $52.2 million in the first six months of 1999. Gross margins declined from 33.2% in 1998 to 32.7% in 1999. Band and orchestral instrument margins were negatively impacted by a shift toward lower margin instruments, as well as competitive pricing constraints, resulting in a decline in margins from 31.1% in 1998 to 29.6% in 1999. Piano margins increased slightly from 35.4% in 1998 to 35.7% in 1999.

         OPERATING EXPENSES - Operating expenses increased by $1.2 million (4%) to $29.7 million in the first six months of 1999. Expenses as a percentage of sales decreased slightly from 18.7% in 1998 to 18.6% in 1999.

         INCOME FROM OPERATIONS - Income from operations increased by $0.4 million (2%) to $22.5 million in the first six months of 1999. These improved earnings resulted from increased sales and firm control over operating expenses.

         INCOME TAXES - The Company's effective tax rate was 46.2% and 41.0% in the first six months of 1998 and 1999, respectively. A statutory rate reduction in Germany, as well as a shift in the geographical distribution of income away from jurisdictions with higher tax rates, lowered the effective tax rate of the Company.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

         Cash used in operations in the first six months was $13.8 million in 1998 and $12.4 million in 1999. The decrease in cash used in operations in 1999 resulted from $1.0 million of additional cash earnings from operations and $0.4 million of non-cash expenses. The net working capital requirements were $27.0 million in both years.

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

         Additional capital expenditures of $2.7 million and $1.9 million in the first six months of 1998 and 1999, respectively, were primarily used for the purchase of new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

         The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. The Credit Facility, as amended on May 21, 1999, bears interest at the Eurodollar rate plus 1.25% and expires April 1, 2004. As of July 3, 1999, $13.6 million was outstanding and availability was approximately $45.6 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 30 million Deutsche marks ($15.7 million at the July 3, 1999 exchange rate).

         The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes and the $22.5 million mortgage loan. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions to the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends. Beginning on June 1, 2000, the Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, at 104.125% of the principal amount plus accrued and unpaid interest thereon to the applicable redemption date.

         The Company repurchased 25,500 shares of its common stock at a cost of $0.6 million during the second quarter of 1999. A total of 55,900 shares have been repurchased in 1999 at a cost of $1.3 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The statement will be effective for the Company in fiscal 2001. Management is currently evaluating the effect of adopting SFAS No. 133 on the consolidated financial statements.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates its foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts. These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

PART II  OTHER INFORMATION


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on June 11, 1999, the Board of Directors was re-elected in its entirety. The votes cast for each nominee were as follows:

                                                                      For                 Against
         Kyle Kirkland                                             53,541,340               3,106
         Dana D. Messina                                           53,541,378               3,068
         Thomas T. Burzycki                                        53,541,429               3,017
         Bruce A. Stevens                                          53,541,442               3,004
         Peter McMillan                                            53,541,329               3,117


         The proposal to ratify Deloitte & Touche, LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1999 was approved with 53,538,420 votes cast for, 776 votes against, and 5,250 abstentions.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit #              Description
---------              -----------
     4.1  Fifth Amendment, Consent, Waiver and Agreement, dated as of May 21,
          1999, to the Existing Credit Agreement, by and among The Selmer
          Company, Inc., Steinway, Inc., Steinway Musical Instruments, Inc.,
          Boston Piano Company, Inc., The SMI Trust, S&B Retail, Inc., Emerson
          Musical Instruments, Inc., The Steinway Piano Company, Inc. and BNY
          Financial Corporation

     10.1 Employment Agreement, dated January 4, 1999, between Steinway Musical
          Instruments, Inc. and Dana D. Messina

     10.2 Employment Agreement, dated January 4, 1999, between Steinway Musical
          Instruments, Inc. and Kyle R. Kirkland

     27.1. Steinway Musical Instruments, Inc. - Financial Data Schedule

     27.2 The Selmer Company, Inc. - Financial Data Schedule


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended July 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.




                                      STEINWAY MUSICAL INSTRUMENTS, INC.

                                       /s/   Dana D. Messina
                                      ----------------------------------------
                                      Dana D. Messina
                                      Director, President and Chief Executive
                                      Officer

                                       /s/   Dennis M. Hanson
                                      ----------------------------------------
                                      Dennis M. Hanson
                                      Vice President and Chief Financial
                                      Officer


                                      THE SELMER COMPANY, INC.

                                       /s/   Thomas T. Burzycki
                                      ----------------------------------------
                                      Thomas T. Burzycki
                                      Director, President and Chief Executive
                                      Officer

                                       /s/   Michael R. Vickrey
                                      ----------------------------------------
                                      Michael R. Vickrey
                                      Executive Vice President and Chief
                                      Financial Officer


Date:   August 16, 1999