Form 10-Q
period 1999-10-02
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 1999-11-16
CIK 911583, 918904

============================================================================


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

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

Number of shares of Common Stock issued and outstanding
      as of October 30, 1999:         Class A          477,953
                                      Ordinary       8,747,474
                                      Total          9,225,427

=============================================================================

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets
                  December 31, 1998 and October 2, 1999...................................................3

              Condensed Consolidated Statements of Operations
                  Three months and nine months ended October 3, 1998 and October 2, 1999..................4

              Condensed Consolidated Statements of Cash Flows
                  Nine months ended October 3, 1998 and October 2, 1999...................................5

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................17


PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................................................17

              SIGNATURES.................................................................................18


               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 DECEMBER 31,         OCTOBER 2,
                                                                                     1998                1999
                                                                                ---------------     ---------------
ASSETS
Current assets:
   Cash                                                                          $      12,460      $       3,928
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $7,512 and $7,211 in 1998 and 1999, respectively                   52,451             84,303
   Inventories                                                                          96,527             96,507
   Prepaid expenses and other current assets                                             2,323              2,654
   Deferred tax assets                                                                   6,620              6,480
                                                                                ---------------     ---------------
Total current assets                                                                   170,381            193,872

Property, plant and equipment, net of accumulated depreciation of
        $25,847 and $28,118 in 1998 and 1999, respectively                              60,194             87,377
Other assets, net                                                                       19,754             17,807
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $3,728 and $4,308 in 1998 and 1999, respectively                33,598             31,803
                                                                                ---------------     ---------------
TOTAL ASSETS                                                                     $     283,927      $     330,859
                                                                                ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                           $       5,658           $ 10,134
   Accounts payable                                                                      6,793              5,966
   Other current liabilities                                                            29,792             33,049
                                                                                ---------------     ---------------
Total current liabilities                                                               42,243             49,149

Long-term debt                                                                         111,370            144,593
Deferred tax liabilities                                                                25,146             22,774
Non-current pension liability                                                           13,411             12,720
                                                                                ---------------     ---------------
Total liabilities                                                                      192,170            229,236
                                                                                ---------------     ---------------

Commitments and contingent liabilities

Stockholders' equity:
   Common stock                                                                              9                  9
   Additional paid in capital                                                           70,245             71,031
   Retained earnings                                                                    31,143             44,366
   Accumulated other comprehensive income                                               (3,976)            (6,213)
   Treasury stock, at cost                                                              (5,664)            (7,570)
                                                                                ---------------     ---------------
Total stockholders' equity                                                              91,757            101,623
                                                                                ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     283,927      $     330,859
                                                                                ===============     ===============


See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three Months Ended                Nine Months Ended
                                                 ------------------------------   ------------------------------
                                                  October 3,      October 2,       October 3,      October 2,
                                                     1998            1999             1998            1999
                                                 --------------  --------------   --------------  --------------
Net sales                                          $   68,646      $   72,707       $  220,807      $  232,001
Cost of sales                                          46,748          50,648          148,333         157,797
                                                 --------------  --------------   --------------  --------------

Gross profit                                           21,898          22,059           72,474          74,204

Operating expenses:
   Sales and marketing                                  8,102           8,360           26,107          27,470
   General and administrative                           3,860           4,201           12,336          12,716
   Amortization                                           963             987            2,871           2,944
   Other operating expense                                105             105              213             185
                                                 --------------  --------------   --------------  --------------
Total operating expenses                               13,030          13,653           41,527          43,315
                                                 --------------  --------------   --------------  --------------

Income from operations                                  8,868           8,406           30,947          30,889

Interest expense, net                                   3,330           3,676            9,057           9,989
Other (income) expense, net                              (192)           (776)            (112)         (1,138)
                                                 --------------  --------------   --------------  --------------
Income before income taxes                              5,730           5,506           22,002          22,038
Provision for income taxes                              2,431           2,037            9,951           8,815
                                                 --------------  --------------   --------------  --------------
Net income                                        $     3,299     $     3,469      $    12,051     $    13,223
                                                 ==============  ==============   ==============  ==============



Net income per share:
    Basic                                        $         .35   $         .38    $       1.29    $       1.43
                                                 ==============  ==============   ==============  ==============
    Diluted                                      $         .35   $         .37    $       1.26    $       1.42
                                                 ==============  ==============   ==============  ==============

Weighted average shares:
    Basic                                           9,331,592       9,241,350        9,353,501       9,247,882
                                                 ==============  ==============   ==============  ==============
    Diluted                                         9,473,550       9,323,630        9,539,343       9,332,767
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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                    -----------------------------
                                                                                    October 3,       October 2,
                                                                                       1998             1999
                                                                                   --------------   --------------
Cash flows from operating activities:
  Net income                                                                         $   12,051       $   13,223
  Adjustments to reconcile net income to
    cash flows from operating activities:
    Depreciation and amortization                                                         7,957            8,638
    Deferred tax benefit                                                                 (1,549)          (1,451)
    Other                                                                                   272              133
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                             (29,413)         (32,489)
      Inventories                                                                        (4,332)          (1,911)
      Prepaid expense and other current assets                                              417             (357)
      Accounts payable                                                                      222             (739)
      Accrued expenses                                                                      670            4,162
                                                                                   --------------   --------------
Cash flows from operating activities                                                    (13,705)         (10,791)

Cash flows from investing activities:
  Capital expenditures                                                                   (4,272)         (33,888)
  Proceeds from disposals of fixed assets                                                   132              138
  Changes in other assets                                                                 2,156             (631)
                                                                                   --------------   --------------
Cash flows from investing activities                                                     (1,984)         (34,381)

Cash flows from financing activities:
  Net borrowings under lines of credit                                                   15,538           16,406
  Proceeds from long-term debt                                                                            22,500
  Repayments of long-term debt                                                             (713)            (994)
  Proceeds from issuance of stock                                                         1,017              786
  Purchase of treasury stock                                                             (2,938)          (1,906)
                                                                                   --------------   --------------
Cash flows from financing activities                                                     12,904           36,792

Effect of foreign exchange rate changes on cash                                              41             (152)
                                                                                   --------------   --------------

Decrease in cash                                                                         (2,744)          (8,532)
Cash, beginning of period                                                                 5,271           12,460
                                                                                   --------------   --------------

Cash, end of period                                                                 $     2,527      $     3,928
                                                                                   ==============   ==============

Supplemental Cash Flow Information
    Interest paid                                                                   $     6,794      $     7,475
                                                                                   ==============   ==============
    Taxes paid                                                                       $   12,573       $   10,684
                                                                                   ==============   ==============

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 2, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the nine months ended October 3, 1998 and October 2, 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1998, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the nine months ended October 2, 1999 are not necessarily indicative of the results that may be expected for the entire year.


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

     INCOME PER SHARE - Basic income per share is computed using the weighted average number of shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options using the treasury stock method. A reconciliation of the weighted average shares used for the basic and diluted computations for the three month and nine month periods ended October 3, 1998 and October 2, 1999 is as follows:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              ------------------             -----------------
                                                             1998           1999            1998           1999
                                                             ----           ----            ----           ----
Weighted average shares:
     For basic income per share                             9,331,592      9,241,350      9,353,501       9,247,882
     Dilutive effect of stock options                         141,958         82,280        185,842          84,885
                                                          -----------    -----------     ----------     -----------
     For diluted income per share                           9,473,550      9,323,630      9,539,343       9,332,767
                                                           ==========      =========      =========       =========


     COMPREHENSIVE INCOME - Other comprehensive income is comprised of foreign currency translation adjustments. Total comprehensive income for the three month and nine month periods ended October 3, 1998 and October 2, 1999 is as follows:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              ------------------             -----------------
                                                             1998           1999            1998           1999
                                                             ----           ----            ----           ----
     Net income                                          $   3,299        $   3,469      $ 12,051         $ 13,223
     Other comprehensive income (loss)                       2,724            1,642         2,380           (2,237)
                                                        ----------       ----------    ----------       ----------
     Total comprehensive income                          $   6,023        $   5,111      $ 14,431         $ 10,986
                                                         =========        =========      ========         ========

(3)  INVENTORIES

     Inventories consist of the following:

                                                                                   December 31,      October 2,
                                                                                       1998             1999
                                                                                  ---------------  ---------------
Raw materials                                                                      $     15,266     $     14,952
Work in process                                                                          35,010           35,710
Finished goods                                                                           46,251           45,845
                                                                                  ---------------  ---------------
Total                                                                              $     96,527     $     96,507
                                                                                  ===============  ===============

(4)      OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net consists of the following:

                                                      Three months ended                Nine months ended
                                                 ------------------------------   ------------------------------
                                                  October 3,      October 2,       October 3,      October 2,
                                                     1998            1999             1998            1999
                                                 --------------  --------------   --------------  --------------
West 57th Building income                        $          -      $   (1,164)     $         -      $   (2,353)
West 57th Building expenses                                               814                            1,640
Foreign exchange (gain) loss, net                        (157)           (319)               3            (117)
Miscellaneous                                             (35)           (107)            (115)           (308)
                                                 --------------  --------------   --------------  --------------

Other (income) expense, net                      $       (192)    $      (776)     $      (112)     $   (1,138)
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

(6)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:

                                                                                       Nine Months Ended
                                              December 31,       October 2,       October 3,        October 2,
                                                  1998              1999             1998              1999
                                             ---------------   ---------------  ---------------   ---------------
Current assets                                   $ 167,938         $ 190,835
Total assets                                       280,991           327,347
Current liabilities                                 53,712            63,819
Stockholder's equity                                97,080           108,198
Total revenues                                                                     $  218,871        $  229,878
Gross profit                                                                           71,806            73,593
Net income                                                                             11,929            13,355


(7)  SEGMENT INFORMATION

     The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. These segments were selected based upon the way in which management oversees and evaluates the results of each operation. The following tables present information about the Company's operating segments for the three and nine month periods ended October 3, 1998 and October 2, 1999:


THREE MONTHS ENDED 1998                  Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     GERMANY    OTHER    TOTAL      US       OTHER    TOTAL     ELIM      TOTAL
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  $24,095   $7,943    $3,653   $35,691  $31,731    $1,224   $32,955 $       -  $68,646
Net income                         491      144       236       871       18        16        34     2,394    3,299


THREE MONTHS ENDED 1999                  Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     GERMANY    OTHER    TOTAL      US       OTHER    TOTAL     ELIM      TOTAL
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  $28,384   $8,279    $3,979   $40,642  $30,594    $1,471   $32,065 $       -  $72,707
Net income (loss)                1,058      126       290     1,474     (808)       31      (777)    2,772    3,469


NINE MONTHS ENDED 1998                   Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     GERMANY    OTHER    TOTAL      US       OTHER    TOTAL     ELIM      TOTAL
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  $74,696  $25,601   $11,598  $111,895 $105,769    $3,143  $108,912 $       - $220,807
Net income                       1,554      685       673     2,912    1,707        57     1,764     7,375   12,051


NINE MONTHS ENDED 1999                   Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     GERMANY    OTHER    TOTAL      US       OTHER    TOTAL     ELIM      TOTAL
                                 --     -------    -----    -----      --       -----    -----     ----      -----
Revenues from external
    customers                  $83,553  $26,154   $12,835  $122,542 $106,253    $3,206  $109,459 $       - $232,001
Net income                       3,143      730     1,007     4,880      226        46       272     8,071   13,223

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

        STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATING BALANCE SHEETS
                         OCTOBER 2, 1999
                      (DOLLARS IN THOUSANDS)
                            (UNAUDITED)

                                                                                          Non
                                       Guarantor       Issuer           Guarantor      Guarantor
                                        Parent        Of Notes        Subsidiaries    Subsidiaries    Eliminations Consolidated
                                       ---------      --------        ------------    ------------    ------------ ------------
ASSETS
Current assets:
   Cash                              $        -       $      351        $   2,491      $     1,086     $       -      $  3,928
   Accounts, notes and leases
     receivable, net                          1           65,290            6,919           12,093                      84,303
   Inventories                                            32,319           36,940           28,365        (1,117)       96,507
   Prepaid expenses and other
     current assets                         314            1,548              202              590                       2,654
   Deferred tax assets                                     1,050            2,819            3,584          (973)        6,480
                                     ----------       ----------        ---------      -----------      --------     ---------
Total current assets                        315          100,558           49,371           45,718        (2,090)      193,872

Property, plant and equipment, net          100           13,400           58,723           15,154                      87,377
Investment in subsidiaries               71,143          169,387           56,147                       (296,677)            -
Other assets, net                           613              936           11,449            6,122        (1,313)       17,807
Cost in excess of fair value
    of net assets acquired, net                            9,164           10,930           11,709                      31,803
                                     ----------       ----------       ----------      -----------     ---------     ---------

TOTAL ASSETS                          $  72,171        $ 293,445        $ 186,620       $   78,703     $(300,080)    $ 330,859
                                     ==========       ==========       ==========      ===========     =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt       $       -       $        -        $     576       $   9,558      $       -     $  10,134
   Accounts payable                          15            2,308            2,438           1,205                        5,966
   Other current liabilities            (14,214)          11,357           28,751           9,548         (2,393)       33,049
                                     ----------       ----------       ----------      -----------     ---------     ---------
Total current liabilities               (14,199)          13,665           31,765          20,311         (2,393)       49,149

Long-term debt                               29          120,516           23,491             557                      144,593
Intercompany                             23,378           71,957         (100,282)          4,947                            -
Deferred tax liabilities                                   2,161            9,136          11,477                       22,774
Non-current pension liability                                102                           12,720           (102)       12,720
                                     ----------       ----------       ----------      -----------     ---------     ---------
Total liabilities                         9,208          208,401          (35,890)         50,012         (2,495)      229,236

Stockholders' equity                     62,963           85,044          222,510          28,691       (297,585)      101,623
                                     ----------       ----------       ----------      -----------     ---------     ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $  72,171        $ 293,445        $ 186,620      $   78,703      $(300,080)    $ 330,859
                                     ==========       ==========       ==========      ===========     =========     =========

                       STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                               NINE MONTHS ENDED OCTOBER 2, 1999
                                    (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)

                                                                                  Non
                                         Guarantor    Issuer     Guarantor     Guarantor
                                          Parent     of Notes   Subsidiaries  Subsidiaries Eliminations Consolidated
                                          ------     --------   ------------  ------------ ------------ ------------

Net sales                              $        -    $ 105,409   $   90,080   $   43,339    $ (6,827)     $ 232,001
Cost of sales                                           75,552       59,991       28,886      (6,632)       157,797
                                       ----------    ---------   ----------   ----------    --------      ---------

Gross profit                                    -       29,857       30,089       14,453        (195)        74,204

Operating expenses:
  Sales and marketing                                   10,596       10,898        6,063         (87)        27,470
  General and administrative                2,195        4,033        3,218        3,270                     12,716
  Amortization                                             344        1,630          970                      2,944
  Other operating (income) expense         (1,810)        (249)       1,472          685          87            185
                                       ----------    ---------   ----------   ----------    --------      ---------
Total operating expenses                      385       14,724       17,218       10,988           -         43,315
                                       ----------    ---------   ----------   ----------    --------      ---------

Income (loss) from operations                (385)      15,133       12,871        3,465        (195)        30,889

Interest (income) expense, net                          14,569       (4,975)         395                      9,989
Other (income) expense, net                                            (815)        (323)                    (1,138)
                                       ----------    ---------   ----------   ----------    --------      ---------

Income (loss) before income taxes            (385)         564       18,661        3,393        (195)        22,038

Provision for (benefit of)
   income taxes                              (176)         356        7,189        1,508         (62)         8,815
                                       ----------    ---------   ----------   ----------    --------      ---------

Net income (loss)                      $     (209)  $      208   $   11,472   $    1,885       $(133)     $  13,223
                                       ==========    =========   ==========   ==========    ========      =========


                            STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                       NINE MONTHS ENDED OCTOBER 2, 1999
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                             Non
                                                    Guarantor     Issuer     Guarantor    Guarantor
                                                      Parent     Of Notes   Subsidiaries Subsidiaries  Eliminations   Consolidated
                                                      ------     --------   ------------ ------------  ------------   ------------
Cash flows from operating activities:
  Net income (loss)                               $    (209)   $     208    $   11,472   $    1,885     $    (133)    $  13,223
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                        31        2,495         4,033        2,079                       8,638
    Deferred tax benefit                                                          (656)        (795)                     (1,451)
    Other                                                             81            42           10                         133
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable              (1)     (28,331)       (1,569)      (2,588)                    (32,489)
      Inventories                                                  6,279        (5,095)      (3,290)          195        (1,911)
      Prepaid expense and other current assets         (190)         (62)          205         (310)                       (357)
      Accounts payable                                   15          603        (1,178)        (179)                       (739)
      Accrued expenses                               (3,260)         571         6,553          360           (62)        4,162
                                                   --------       ------       -------      -------         -----       -------
Cash flows from operating activities                 (3,614)     (18,156)       13,807       (2,828)            -       (10,791)

Cash flows from investing activities:
  Capital expenditures                                  (32)        (688)      (32,660)        (508)                    (33,888)
  Proceeds from disposals of fixed assets                                                       138                         138
  Changes in other assets                                            158          (789)                                    (631)
                                                   --------       ------       -------       -------         -----       -------
Cash flows from investing activities                    (32)        (530)      (33,449)        (370)            -       (34,381)

Cash flows from financing activities:
  Net borrowings (repayments) under
     lines of credit                                   (206)      10,516         2,097        3,999                      16,406
  Proceeds from long-term debt                                                  22,500                                   22,500
  Repayments of long-term debt                                                    (295)        (699)                       (994)
  Proceeds from issuance of stock                       786                                                                 786
  Purchase of treasury stock                         (1,906)                                                             (1,906)
  Intercompany dividends                                           1,095         3,000       (4,095)                          -
  Other intercompany transactions                     4,972        4,428       (13,217)       3,817                           -
                                                   --------       ------       -------      -------         -----       -------
Cash flows from financing activities                  3,646       16,039        14,085        3,022             -        36,792

Effect of exchange rate changes on cash                                                        (152)                       (152)

Decrease in cash                                          -       (2,647)       (5,557)        (328)            -        (8,532)
Cash, beginning of period                                          2,998         8,048        1,414                      12,460
                                                   --------       ------       -------      -------         -----       -------

Cash, end of period                                $      -        $ 351    $    2,491      $ 1,086         $   -       $ 3,928
                                                   ========        =====       =======      =======         =====       =======

                                      12

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO THREE MONTHS
   ENDED OCTOBER 3, 1998

         NET SALES - Net sales increased $4.1 million (6%) to $72.7 million in the third quarter of 1999. This growth occurred in the piano segment where piano sales increased $5.0 million (14%) over the prior year period. Overall piano shipments increased 18%, with Boston units increasing 31%. Band and orchestral instrument sales decreased $0.9 million (3%) in the third quarter of 1999. While shipping delays relating to production inefficiencies caused band unit sales to decrease 2% during the quarter, unit shipments of percussion and string instruments increased 7% and 16%, respectively.

         GROSS PROFIT - Gross profit increased by $0.2 million (1%) to $22.1 million in the third quarter of 1999. Gross margins decreased from 31.9% in 1998 to 30.3% in 1999. Competitive pricing constraints and production inefficiencies adversely affected band margins, which declined from 29.4% in 1998 to 25.7% in 1999. Piano margins decreased slightly from 34.2% in 1998 to 34.0% in 1999 as a result of a yen driven cost increase in the Boston line.

         OPERATING EXPENSES - Operating expenses increased by $0.6 million (5%) to $13.7 million in the third quarter of 1999. Expenses as a percentage of sales decreased from 19.0% in 1998 to 18.8% in 1999.

         INCOME FROM OPERATIONS - Income from operations decreased by $0.5 million (5%) to $8.4 million in the third quarter of 1999.

         INCOME TAXES - The Company's effective tax rate was 42.4% and 37.0% in the third quarter of 1998 and 1999, respectively. A statutory rate reduction in Germany, as well as a shift in the geographical distribution of income away from jurisdictions with higher tax rates, lowered the effective tax rate of the Company.

NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 3, 1998

         NET SALES - Net sales increased $11.2 million (5%) to $232.0 million in the first nine months of 1999. Piano sales increased $10.6 million (10%) in 1999 on unit increases of 3% for Steinway pianos and 14% for the Boston line. Band and orchestral instrument sales remained essentially flat at $109.0 million with modest price appreciation offsetting an overall 2% unit decline.

         GROSS PROFIT - Gross profit increased by $1.7 million (2%) to $74.2 million over the prior year period. Gross margins declined from 32.8% in 1998 to 32.0% in 1999. Band margins declined from 30.6% in 1998 to 28.5% in 1999 as a result of production inefficiencies, competitive pricing constraints and a higher mix of lower margin products in the current year period. Piano margins increased slightly from 35.0% in 1998 to 35.1% in 1999.

         OPERATING EXPENSES - Operating expenses increased by $1.8 million (4%) to $43.3 million in the first nine months of 1999. Expenses as a percentage of sales decreased slightly from 18.8% in 1998 to 18.7% in 1999.

         INCOME FROM OPERATIONS - Income from operations remained flat at $30.9 million for the first nine months of each year.

         INCOME TAXES - The Company's effective tax rate was 45.2% and 40.0% in the first nine months of 1998 and 1999, respectively. A statutory rate reduction in Germany, as well as a shift in the geographical distribution of income away from jurisdictions with higher tax rates, lowered the effective tax rate of the Company.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

         Cash used in operations in the first nine months was $13.7 million in 1998 and $10.8 million in 1999. The decrease in cash used in operations in 1999 resulted from $1.2 million of additional cash earnings from operations and $0.6 million of additional non-cash expenses. The net working capital requirements decreased $1.1 million to $31.3 million for the first nine months of 1999.

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

         Additional capital expenditures of $4.3 million and $3.1 million in the first nine months of 1998 and 1999, respectively, were primarily used for the purchase of new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

         The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic bank (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. The Credit Facility, as amended on May 21, 1999, bears interest at the Eurodollar rate plus 1.25% and expires April 1, 2004. As of October 2, 1999, $12.4 million was outstanding and additional availability was approximately $46.8 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 30 million Deutsche marks ($16.4 million at the October 2, 1999 exchange rate).

         The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes and the $22.5 million mortgage loan. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends. Beginning on June 1, 2000, the Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, at 104.125% of the principal amount plus accrued and unpaid interest thereon to the applicable redemption date.

         The Company repurchased 30,000 shares of its common stock at a cost of $0.6 million during the third quarter of 1999. A total of 85,900 shares have been repurchased in 1999 at a cost of $1.9 million.

         Management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 1999.

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

         The Company has focused its Year 2000 review in the following areas:
(1) information technology ("IT") systems such as hardware and software; (2) non-IT systems such as manufacturing, distribution and facility equipment containing embedded microprocessors; and (3) the readiness of third-parties such as suppliers and customers. An inventory of all IT and non-IT systems has been taken and programs are in place to insure that the appropriate testing and remediation or replacement occurs.

         Virtually all of the Company's critical manufacturing and accounting information systems have been tested for Year 2000 compliance. Many of the critical information systems were replaced over the past two years with Year 2000 compliant programs in the normal course of business. The Company believes that all non-compliant IT hardware and software systems have been replaced.

         Preliminary testing of non-IT systems and equipment indicated that many of these systems relied on time intervals rather than dates in their operation. The Company has contacted the manufacturers of the non-IT equipment used in production to obtain assurances as to whether the manufacturers' systems are Year 2000 compliant. Testing and remediation of these systems will continue throughout 1999.

         The Company has communicated with major suppliers and customers to determine the extent to which the Company may be vulnerable if a third party fails to correct their own Year 2000 issue. Most suppliers and customers replying to our inquiries have indicated that they expect to be Year 2000 compliant. Noncompliance by third parties, however, could adversely affect the Company's operations. The Company's ability to produce and deliver its products could be affected by failures of infrastructure systems providing power, heat and water; by disruptions in distribution channels; or by suppliers' inability to deliver materials.

         The Company currently believes it has effectively addressed the Year 2000 problem and does not anticipate any significant internal disruptions. In addition, the Company currently believes that the risk of disruption caused by third parties will be minimal since its operations are geographically dispersed and rely on a large supplier and customer base. Based on these beliefs, the Company has not developed specific contingency plans related to the Year 2000. The Company will continue to evaluate and monitor its readiness for the Year 2000 and will develop contingency plans to mitigate the effects of disruptions based on the magnitude and probability of such disruptions occurring.

         The Company does not expect the costs associated with its Year 2000 compliance to be material. Internal employees, whose salaries and wages are included in normal operating expenses, have modified many of the Company's information technology systems. Less than $1 million has been spent to date and future costs are not anticipated to be material to the Company's financial position or results of operations.

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



PART II  OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT #         DESCRIPTION
     ---------         -----------

      27.1.     Steinway Musical Instruments, Inc. - Financial Data Schedule

      27.2       The Selmer Company, Inc. - Financial Data Schedule

     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended October 2, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.




                                    STEINWAY MUSICAL INSTRUMENTS, INC.

                                    /s/   Dana D. Messina
                                    ---------------------------------------
                                    Dana D. Messina
                                    Director, President and Chief Executive
                                    Officer

                                    /s/   Dennis M. Hanson
                                    ---------------------------------------
                                    Dennis M. Hanson
                                    Vice President and Chief Financial Officer


                                    THE SELMER COMPANY, INC.

                                    /s/   Thomas T. Burzycki
                                    ------------------------------------------
                                    Thomas T. Burzycki
                                    Director, President and Chief Executive
                                    Officer

                                    /s/   Michael R. Vickrey
                                    ------------------------------------------
                                    Michael R. Vickrey
                                    Executive Vice President and Chief
                                    Financial Officer


Date:   November 16, 1999
                                      18