Form 10-K405
period 1999-12-31
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 2000-03-30
CIK 911583, 918904

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                           Name of each exchange
Ordinary Common Shares,                            on which registered
     $.001 par value                             New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $111,753,497 as of February 25, 2000.

Number of shares of Common Stock                  Class A       477,953
outstanding as of February 25, 2000:              Ordinary    8,447,874
                                                              ---------
                                                  Total       8,925,827

Documents incorporated by reference: Part III - Items 10-13 - Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).
================================================================================

                                     PART I


ITEM 1    BUSINESS
------    --------
GENERAL

         The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments. Steinway produces the highest quality piano in the world and has one of the most widely recognized and prestigious brand names. For more than a century, the Steinway concert grand has been the piano of choice for the world's greatest and most popular pianists. More than 90% of the piano soloists performing during the 1999 concert season chose Steinway grand pianos. Selmer is the leading domestic manufacturer of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. SELMER PARIS saxophones, BACH trumpets and trombones and LUDWIG snare drums are considered by many to be the finest such instruments in the world. The Company's net sales of $305 million for the year ended December 31, 1999 were comprised of Steinway piano sales of $174 million and Selmer band and orchestral instrument sales of $131 million.

         Steinway concentrates on the high-end grand piano segment of the industry. Steinway also offers vertical pianos as well as a full mid-priced line of pianos under the Boston brand name. Steinway hand crafts its pianos in New York and Germany and sells them worldwide through approximately 200 independent piano dealers and five Steinway-operated retail showrooms located in New York, New Jersey, London, Hamburg and Berlin. In 1999, approximately 64% of Steinway's sales were in the United States, 25% in Europe and the remaining 11% primarily in Asia.

         Selmer has the leading domestic market share in virtually all of its product lines, with such widely recognized brand names as SELMER PARIS, BACH, EMERSON, GLAESEL, WILLIAM LEWIS, LUDWIG and MUSSER. Selmer's products are made by a highly skilled workforce at manufacturing facilities in Indiana, North Carolina, Ohio and Illinois, and sold through approximately 1,600 independent dealers. Beginner instruments accounted for 73% of Selmer's unit sales and 50% of instrument revenues in 1999, with advanced and professional instruments representing the balance. In 1999, approximately 86% of Selmer's sales were in the United States, 8% in Europe and the remaining 6% primarily in Asia.

         The Company acquired The O.S. Kelly Corporation ("O.S. Kelly"), a domestic manufacturer of piano plates, on November 10, 1999, for approximately $2.9 million. O.S. Kelly has been a major supplier to Steinway for many years. The vertical integration of O.S. Kelly is expected to improve manufacturing efficiency and is consistent with the Company's strategy of acquiring complementary businesses.

         Certain statements contained throughout this annual report are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, increased competition, exchange rate fluctuations, and the availability of production capacity and qualified workers which could cause actual results to differ materially from those indicated herein. Further information on these factors is included in the Company's Final Prospectus filed in August 1996, particularly the section therein entitled "Risk Factors".

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

         Grand pianos historically have accounted for the bulk of Steinway's production. Steinway offers eight models of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway grand pianos are premium pianos in terms of quality and price, with retail prices generally ranging from $32,400 to $83,100 in the United States. In 1999, Steinway sold 3,454 grand pianos, of which 2,579 units were shipped from its New York facility to dealers in North and Latin America. The remaining 875 units were shipped from its German facility to Europe, Asia and other countries.

         Vertical pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations but unwilling to compromise on quality. Steinway also provides services, such as restoration, repair, replacement part sales, tuning and regulation of pianos, at locations in New York, London, Hamburg and Berlin. Restoration services range from minor damage repairs to complete restorations of old pianos. Steinway recently expanded its restoration capacity to accommodate an increased focus on the procurement and resale of used Steinway pianos.

         BOSTON PIANO COMPANY offers a complete line of grand and vertical pianos priced in the upper end of the mid-priced piano market. These pianos, which are designed by Steinway and produced by a Japanese manufacturer, provide Steinway dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor. The Boston line is comprised of nine upright and grand piano models, with retail prices ranging from $6,660 to $35,630. The Boston piano provides an entry-level product for future Steinway grand piano customers, since Company research indicates that 75% of Steinway customers have previously owned another piano. The product line also increases Steinway's business with its dealers, making Steinway the dealer's primary supplier in many instances.

         In November 1999, Boston Piano Company announced its plan to introduce a third piano line in 2001. This line will include both grand and upright pianos and will be designed by Steinway and produced by a Korean manufacturer. These pianos will be priced at the lower end of the mid-priced piano market, allowing the Company to offer a greater number of consumers an instrument at an affordable price.

         KLUGE manufactures piano keys for the Company and third parties at facilities in Poland and Germany. Approximately half of Kluge's sales are to third parties.

         O.S. KELLY manufactures piano plates from its facilities in Springfield, Ohio. Over half of O.S. Kelly's production is sold to Steinway.

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

         Selmer is the exclusive U.S. distributor for SELMER PARIS products. The SELMER PARIS saxophone is generally considered to be one of the best in the world. SELMER PARIS, in turn, has exclusive distribution rights to Selmer's woodwind and brasswind products in France. SELMER PARIS products represented approximately 7% of Selmer's sales in 1999.

         LUDWIG/MUSSER DIVISION manufactures acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, chimes, mallets and accessories. This division manufactures its products in Monroe, North Carolina and LaGrange, Illinois under the LUDWIG and MUSSER brand names. LUDWIG is considered a leading brand name in drums and MUSSER has the dominant market share of tuned percussion products. Suggested retail prices range from $650 to $4,300 for acoustical drum outfits and from $2,000 to $15,000 for tuned percussion instruments.

         GLAESEL/WILLIAM LEWIS DIVISION manufactures and distributes stringed instruments, including violins, violas, cellos and basses, and accessories such as bridges, covers, mutes, pads, chin rests, rosins, strings, bows, cases and instrument care products. Suggested retail prices generally range from $600 to $2,000 for student instruments and from $1,000 to $10,000 for intermediate and advanced instruments. Components are primarily imported from several European and Asian suppliers and are assembled at the factory in Cleveland, Ohio.

         VINCENT BACH INTERNATIONAL, LTD. ("VBI"), located in London, England, is a wholly-owned subsidiary of Selmer. VBI distributes Selmer's products, in addition to other products that do not compete directly with Selmer's products, in the United Kingdom. Selmer also exports products to Europe and other parts of the world under its trademark name of VINCENT BACH INTERNATIONAL.

         EMERSON MUSICAL INSTRUMENTS, INC. ("EMERSON"), located in Elkhart, Indiana, manufactures a complete line of flutes and piccolos. Emerson's instruments are sold to student, amateur and professional musicians. Product offerings include student model flutes and piccolos, alto, bass and other background flutes, and professional model flutes made of sterling silver or gold. Suggested retail prices generally range from $600 to $800 for student instruments and from $1,500 to $5,000 for step-up, background and professional instruments.

CUSTOMERS

         Steinway's core customer base consists of professional artists and amateur pianists, as well as institutions such as concert halls, conservatories, colleges, universities and music schools. Customers purchase Steinway pianos either through one of the Company's five retail stores or through independently owned dealerships. Approximately 80% of Steinway grand piano sales are to individuals. These individuals are typically over 45 years old with an income in excess of $100,000 per year and have a serious interest in music. The balance of sales to institutional customers has historically represented a larger portion of international revenue. Over the past three years, Steinway has introduced several unique marketing programs designed to increase institutional sales in the United States. As a result, domestic sales to institutions increased nearly 13% in 1999. Steinway's largest dealer accounted for approximately 5% of sales in 1999, while the top 15 accounts represented 32% of sales.

         Musical instrument dealers sell the majority of Selmer instruments to students enrolled in music education programs. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to an advanced or professional level instrument in high school or college. Management estimates that 85% of its domestic sales are generated through educational programs. The remaining domestic sales are to professional or amateur musicians or performing groups, including orchestras and symphonies. Selmer's largest dealer accounted for approximately 7% of sales in 1999, while the top 15 accounts represented approximately 33% of sales.

SALES AND MARKETING

         PIANOS. Steinway distributes its products primarily on a wholesale basis through approximately 200 select dealers around the globe. These dealers accounted for approximately 85% of Steinway units sold in 1999. The remaining 15% were sold directly by Steinway at one of its five company-operated retail locations in New York, New Jersey, London, Hamburg and Berlin. Steinway's West 57th Street store in New York City, known as Steinway Hall, is one of the largest and most famous piano stores in the world.

         In 1997, Steinway established a Japanese subsidiary, Steinway & Sons Japan Ltd., which has increased its dealer representation from one to twenty-one dealers. In 1999, the Company continued to increase its exposure in the Asian market by establishing a representative office and several dealerships in China.

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

         THE CONCERT AND ARTIST PIANO BANK. Virtually all major venues throughout the world own a Steinway piano. However, to ensure all pianists, and especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, Steinway maintains the famed Concert and Artist Piano Bank (the "Piano Bank"). The Piano Bank includes approximately 320 instruments worldwide. Of these instruments, approximately 250 are located in the United States. In New York City, the Steinway concert department has approximately 95 concert grands available for various occasions. The balance of the domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program. In addition to promoting Steinway's products in the music industry, the Piano Bank provides Steinway with feedback on the quality and performance of the instruments from its most critical customer, the professional pianist. Since the average age of the instruments in the Piano Bank is less than 4 years, Steinway receives continuous feedback on recently produced instruments. Generally, the Piano Bank instruments are sold after five years and are replaced with new pianos.

         STEINWAY ARTISTS. For years Steinway has successfully used renowned artists in its marketing programs. This form of marketing has helped solidify brand-name recognition as well as clearly demonstrate that Steinway pianos surpass all other brands in quality. The "Steinway Artists" program, the endorsement of world class pianists who voluntarily select the Steinway piano, is unique in that Steinway does not pay artists to endorse its instruments. To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano. The Steinway

Artist roster currently includes over 1,200 of the world's finest pianists who perform only on Steinway pianos. In return for their endorsements, Steinway Artists are provided with access to the Piano Bank described above.

         DISTRIBUTION, SALES AND MARKETING OF THE BOSTON PIANO LINE. The Boston piano line is targeted at the high end of the mid-priced segment of the market. The line provides both a broader product offering for dealers and an entry-level product for future Steinway grand piano customers. With certain limited exceptions, Steinway allows only Steinway dealers to carry the Boston piano line and thus ensures that the pianos will be marketed as a complementary product line. Increased traffic generated by the Boston piano creates current and future customers for Steinway. The introduction of a lower-priced alternative has not negatively impacted the sales of other Steinway pianos. The Boston piano line benefits from the "spillover" effect created by the marketing efforts supporting Steinway's main product lines. The Company anticipates that the introduction of the third piano line will experience similar complementary benefits.

         BAND AND ORCHESTRAL INSTRUMENTS. Band, orchestral and percussion instruments and related accessories are distributed worldwide through approximately 1,600 musical instrument dealers. These products are marketed by fifteen district sales managers and six independent sales representatives who are responsible for sales within assigned geographic territories in the U.S. and Canada. Each district sales manager is also responsible for developing relationships with elementary, junior high, high school and college band and orchestral educators and professional players. These individuals are the primary influence in the choice of an instrument brand. Band directors will generally refer students to designated dealers for the purchase of instruments. Management believes that its well established, long standing relationships with these influential music educators are an important component of its distribution strategy.

         Internationally, products are sold through distributors located in each major country. Distributors establish their own dealer networks and service them with their own sales representatives. Selmer employs an international representative to help distributors market the Company's products.

         Dealers and distributors are supported through incentive programs, advertising and promotional activities. Trade shows, educator conferences, print media, direct mail, telemarketing, the Internet and personal sales calls are the primary methods of reaching customers. The Company actively advertises in consumer, educator and trade magazines and publications. In addition, Selmer representatives attend several trade shows and educator conferences each year providing opportunities to interface directly with customers.

         The Company's educational director travels extensively, lecturing and motivating students, educators and parents on the value of music in a child's development. The Company also provides educational materials, catalogs and product specifications to students, educators, dealers and distributors.


MUSICAL INSTRUMENT INDUSTRY

         PIANOS. The overall piano industry can be best analyzed when subdivided into three categories: high end grand pianos, mid/low end grand pianos, and vertical pianos. Domestic piano sales had been declining over the past two decades primarily due to a decrease in vertical pianos. During this period, verticals were impacted by the increase in competition stemming from electronic alternatives and lower-cost, smaller, mass produced grand pianos. Since Steinway realizes the vast majority of its profit from high end grand piano sales which are generally more affected by economic cycles, the vertical piano decline did not have a material adverse effect on Steinway's operating results. Over the past few years, the industry has experienced growth in all categories of pianos. Management believes this trend is attributable to the strong U.S. economy, favorable demographics and a general resurgence in music interests.

         Market size and volume trends are difficult to quantify for international markets as there is no single source for worldwide sales data. Korea, China and Japan are the three largest piano markets in the world. Steinway's strongest international markets outside the Americas are Germany, Japan, the United Kingdom, Switzerland and France.

         While adverse economic conditions in the Asian markets have slowed expansion opportunities in Japan, the Company believes that its long-term prospects remain good. Japan is currently the second largest grand piano market in the world. Steinway currently has less than 2% market share in Japan, compared to an average market share of nearly 8% in other major markets. The Company's distribution strategy is aimed at improving its market share in this region.

         BAND AND ORCHESTRAL INSTRUMENTS. The Company believes that the band and orchestral instrument industry has historically been impacted more by demographic trends and school budgeting than by macroeconomic cycles. The domestic band and orchestral instrument industry experienced moderate sales declines starting in the mid to late 1970s, which strongly correlated to a decline in eleven year old children during the same time period. Since 1984, the industry has experienced steady growth, consistent with the increases in both student enrollment (grades K through 12) and school expenditures. While the domestic market has continued to grow through the late 1990's, domestic supply has recently outpaced the demand. Financial woes in Asia and a stronger U.S. dollar fueled an increase of units imported into the domestic market from offshore low cost producers as well as a decline in exports by domestic manufacturers. The combination of these factors has created a highly price sensitive domestic market, where manufacturers have implemented aggressive marketing programs in an attempt to maintain market share positions.

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

COMPETITION

         The Company is one of the largest domestic producers of band and orchestral instruments. New entrants have difficulty competing with the Company due to the long learning curve inherent in the production of musical instruments, the high quality standards set by the market, cost of tooling, significant capital requirements, lack of name-brand recognition and an effective distribution system. Foreign musical instrument manufacturers have made significant strides in recent years to improve their product quality. They now offer a broad range of quality products at highly competitive prices and represent a significant competitive challenge for domestic producers. The Company is focusing on raising product quality standards, investing in new technology to increase productivity and efficiency in the manufacturing process and developing aggressive marketing programs to maintain its market positions.

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


MANUFACTURING PROCESS

         The manufacturing process for musical instruments involves essentially two main production phases: the production of component parts and instrument assembly. Employees perform various forming, drilling, and cutting operations during the parts production phase. Investment in new equipment in this area over the last several years has allowed the Company to increase its production capacity and improve quality. Skilled craftsmen assemble component parts for the final assembly of the instruments. Each instrument is tested or tuned and regulated to the Company's specifications.

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


LABOR

         As of December 31, 1999, the Company employed 2,218 people, consisting of 1,673 hourly and 545 salaried employees. Of the 2,218 employees, 1,723 were employed in the United States and the remaining 495 were employed primarily in Europe.

         At the Steinway facilities in New York, the United Furniture Workers/IUE, AFL/CIO, represents all employees except executives, supervisors, clerical, administrative and retail sales department employees. In October 1997, the Company entered into a new collective bargaining agreement with these workers which will expire in September 2000. The Glass, Molders, Pottery, Plastics and Allied Workers Union represent manufacturing employees at the O.S. Kelly facility in Ohio. The contract covering these workers expires in November 2001. In Hamburg, Germany, manufacturing employees are represented by the workers' council, Gewerkschaft Holz und Kunststoff, which negotiates on their behalf. In Germany, Steinway participates in a consortium with other local manufacturers in similar industries to negotiate labor rates. Wage increases tend to track those of the major unions in Germany. The contract covering hourly German employees is negotiated annually. The United Auto Workers and the United Brotherhood of Carpenters represent 631 members of Selmer's workforce. The collective bargaining agreements with the United Auto Workers membership, set to expire in February 2000, have been extended while the Company and unions finalize negotiations on the new agreements. The Company anticipates such negotiations will be concluded within the next few weeks. The agreement covering the rest of its union membership expires in November 2002. The Company believes that its relationship with its employees is generally good.

ITEM 2    PROPERTIES
------    ----------

         The Company owns most of its manufacturing and warehousing facilities, as well as the building that includes Steinway Hall. The remaining Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure the Company's debt. The following table lists the Company's owned and leased facilities.


                                            APPROXIMATE
                                            FLOOR SPACE
LOCATION                   OWNED/LEASED    (SQUARE FEET)      ACTIVITY
--------                   ------------    --------------     ---------
New York, NY                   Owned            449,900       Piano manufacturing; restoration center;
                                                              administrative offices; training
                               Owned            217,000       Steinway Hall retail store/showroom, office
                                                              rental property
Hamburg, Germany               Owned            220,660       Piano manufacturing; executive offices; training
                              Leased             11,300       Steinway Haus retail store/showroom
Elkhart, IN                    Owned            144,000       Brasswind manufacturing
                               Owned             77,000       Woodwind manufacturing
                               Owned             75,000       Warehouse
                               Owned             25,000       Administrative offices
                              Leased             17,000       Flute manufacturing
Springfield, OH                Owned            110,000       Piano plate manufacturing
LaGrange, IL                   Owned             46,000       Percussion instrument manufacturing
                              Leased             18,000       Timpani production
Wilkow, Poland                 Owned              9,740       Piano key manufacturing
Monroe, NC                    Leased            147,000       Drum and case manufacturing
Cleveland, OH                 Leased             52,000       Stringed instrument manufacturing
Wuppertal, Germany            Leased             27,450       Piano key manufacturing
London, England               Leased             20,000       VBI office and warehouse
                              Leased              9,580       Steinway Hall retail store/showroom
                              Leased              5,780       Piano repair/restoration
Tokyo, Japan                  Leased              6,040       Warehouse and selection center
                              Leased              1,040       Administrative offices
Berlin, Germany               Leased              5,650       Steinway Haus retail store/showroom
Paramus, NJ                   Leased              4,200       Steinway Hall West retail store/showroom
Waltham, MA                   Leased              2,440       Executive offices

         On March 30, 1999, the Company purchased the building that includes the Steinway Hall retail showroom on West 57th Street in New York City for approximately $30.8 million. In connection with the acquisition, the Company entered into a ninety-nine year land lease and a ten-year master lease whereby all of the Company's interest in the land and building was leased back to the owner of the land. The Company has no plans to change the use of the building.

         The Company spent an additional $5.4 million for capital improvements in 1999. The majority of the expenditures were used for new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

ITEM 3    LEGAL PROCEEDINGS
------    -----------------

         The Company is involved in three legal proceedings regarding environmental matters, which are described below. Further, in the ordinary course of business, the Company is party to various legal actions that management believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, management believes that, based on its experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on the business, financial condition and results of operations or prospects of the Company.

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

         On August 9, 1993, Philips Electronics North America Corporation ("Philips") agreed to continue to indemnify the Company for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the "Environmental Indemnity Agreement"). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement. The Environmental Indemnity Agreement terminates on December 29, 2008. Four matters covered by the Environmental Indemnity Agreement are currently pending. For two of these sites, Philips has entered into Consent Orders with the Environmental Protection Agency ("EPA") or the North Carolina Department of Environment, Health and Natural Resources, as appropriate, whereby Philips has agreed to pay required response costs. For the third site, the EPA has notified Selmer it intends to carry out the final remediation remedy itself. The EPA estimates that this remedy has a present net cost of approximately $12 million. Over 40 persons or entities have been named by the EPA as potentially responsible parties at this site. This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement. On October 22, 1998, the Company was joined as defendant in an action involving a site formerly occupied by a business acquired by the Company in Illinois. Philips has accepted the defense of this action pursuant to the terms of the

Environmental Indemnity Agreement. The potential liability of the Company at any of these sites is affected by several factors including, but not limited to, the method of remediation, the Company's portion of the materials in the site relative to the other named parties, the number of parties participating and the financial capabilities of the other potentially responsible parties once the relative share has been determined. No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

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

         As the result of an inspection, the Indiana Department of Environmental Management has referred the Company to its enforcement division with respect to compliance with air pollution control regulations. No further information is available at this time and no proceedings have been commenced.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II
                                     -------

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY
------    --------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

         The ordinary common stock of the Company is traded on the New York Stock Exchange ("NYSE") under the symbol "LVB". The following table sets forth, for the period indicated, the high and low sales price per share of the ordinary common stock as reported on the NYSE.


                                                                HIGH                LOW
                                                            ---------             ---------
Fiscal Year Ended December 31, 1998
         First Quarter                                       $  33.50              $  20.63
         Second Quarter                                         35.00                 27.50
         Third Quarter                                          32.38                 18.63
         Fourth Quarter                                         26.00                 16.32

Fiscal Year Ended December 31, 1999
         First Quarter                                       $  26.00              $  20.06
         Second Quarter                                         27.00                 21.19
         Third Quarter                                          25.69                 20.75
         Fourth Quarter                                         21.50                 15.88


         The Company's common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of March 14, 2000, there were 375 holders of record of the Company's Ordinary common stock and two holders of record of the Class A common stock.

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

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA
------    -------------------------------------

         The following table sets forth selected consolidated financial data of the Company as of and for the five years ended December 31, 1999, derived from the audited financial statements of the Company. The table should be read in conjunction with the audited consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


(In thousands except share and                                  Years Ended December 31,
   per share information)             -----------------------------------------------------------------------------
                                         1995 (1)          1996            1997            1998            1999
                                      --------------  -------------   -------------   -------------   -----------
INCOME STATEMENT DATA:
Net sales                               $  189,805      $ 257,903        $ 277,848      $ 293,251       $ 304,636
Gross profit                                50,218         84,235           93,281         98,479         100,748
Income from operations                      13,202         33,124           38,249         41,813          41,140
Income (loss) before
  extraordinary item                        (2,074)         7,421           13,700         16,651          17,345
Income (loss) per share before
  extraordinary item:
  Basic                                     (1.36)          1.00            1.45            1.78            1.88
  Diluted                                   (1.36)          1.00            1.45            1.75            1.87

Weighted average shares:
      Basic                              1,524,663      7,418,580        9,426,122      9,339,896       9,213,145
      Diluted                            1,524,663      7,418,580        9,458,841      9,505,640       9,277,798

OTHER FINANCIAL DATA:
Adjusted gross profit(2)                 $  59,856       $ 84,235       $   93,281     $   98,479       $ 100,748
EBITDA(2)(3)                                30,479         44,520           50,175         54,072          54,822
Capital expenditures                         3,162          5,199            5,634          6,264          36,192
Cash flows from:
   Operating activities                      6,663          5,927           13,835         14,227          15,372
   Investing activities                   (107,702)        (5,039)          (8,968)        (5,289)        (39,312)
   Financing activities                    104,365           (865)          (3,440)        (1,718)         16,304

MARGINS:
Adjusted gross profit(2)                     31.5%          32.7%           33.6%          33.6%            33.1%
EBITDA(2)(3)                                 16.1           17.3            18.1           18.4             18.0

BALANCE SHEET DATA (AT YEAR END):
Cash                                    $    3,706     $    3,277       $    5,271     $   12,460      $    4,664
Current assets                             132,380        140,353          151,622        170,381         171,954
Total assets                               263,796        265,366          266,708        283,927         309,641
Current liabilities                         41,767         37,720           40,429         42,243          44,959
Total debt                                 174,039        118,391          115,457        117,028         140,080
Stockholders' equity                         5,828         67,878           75,761         91,757          98,202


NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA:

(1)  The Company acquired Steinway in May 1995.
(2) Adjusted gross profit and EBITDA under the captions "Other Financial Data" and "Margins" for the year ending 1995 reflect positive adjustments of $9,638 relating to purchase accounting adjustments to inventory for the acquisition of Steinway.
(3) EBITDA represents earnings before depreciation and amortization, net interest expense and income tax expense (benefit), adjusted to exclude non-recurring charges. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements which the Company believes certain investors find to be useful. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

INTRODUCTION

         The following discussion provides an assessment of the results of operations and liquidity and capital resources for the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

OVERVIEW

         The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments. The Company's strategy is to capitalize on its strong brand names, leading market positions and quality products. The Company's net sales of $305 million for the year ended December 31, 1999 were comprised of Steinway piano sales of $174 million and Selmer band and orchestral instrument sales of $131 million.

         Steinway's piano sales are influenced by general economic conditions in the United States and Europe, demographic trends and general interest in music and the arts. Steinway's operating results are primarily affected by grand piano sales. Given the total number of grand pianos sold by Steinway in any year (3,454 sold in 1999), a decrease of a relatively few number of units being sold by Steinway can have a material impact on the Company's business and operating results. Domestic grand piano unit shipments have increased 20% from 1996 to 1999, largely attributable to the strong U.S. economy as well as increased selling and marketing efforts. Grand piano unit shipments to international markets have remained relatively flat over the same period, reflecting the weakness of the European and Asian economies. In 1999, approximately 64% of Steinway's sales were in the United States, 25% in Europe and the remaining 11% primarily in Asia.

         Selmer student instrument sales are strongly influenced by trends in school enrollment and general attitudes toward music and the arts. The school instrument business is generally resistant to macroeconomic cycles and strongly correlated to the number of school children in the United States, which is expected to grow slightly over the next two years. Beginner instruments accounted for 73% of Selmer's unit shipments and 50% of instrument revenues in 1999, with advanced and professional instruments representing the balance. In 1999, approximately 86% of Selmer's sales were in the United States, 8% in Europe and the remaining 6% primarily in Asia.

         While Selmer domestic sales increased slightly in 1999, foreign shipments continued to decline. Increased sales to the Far East were offset by weak demand throughout the rest of the world. Competition from foreign manufacturers and a strong U.S. dollar continued to create pricing pressures both domestically and abroad. Sales growth has averaged approximately 3% since 1996 and units have remained virtually flat.

         Although the Company cannot accurately predict the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations in recent years. Sales to customers outside the United States represent approximately 27% of consolidated sales, with Steinway's international sales accounting for over 77% of these international sales. A significant portion of Steinway's international sales originate from its German manufacturing facility, resulting in sales, cost of sales and related operating expenses denominated in Deutsche marks. While currency translation has affected international sales, cost of sales and related operating expenses, it has not had a material impact on operating income. The Company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency. The Company does not purchase currency related financial instruments for purposes other than exchange rate risk management. The Company believes the introduction of the Euro over the next few years will have a positive long-term impact on its business, as consistent prices throughout Europe will create a more favorable selling environment for its products.

         The Company's effective tax rates vary depending on the relative proportion of foreign to U.S. income (foreign income generally, and German income in particular, bear higher rates of tax) and absorption of foreign tax credits in the U.S. In 1999, a statutory rate reduction in Germany, as well as a shift in the geographical distribution of income away from jurisdictions with higher tax rates, lowered the Company's effective tax rate from 46% in 1998 to 42% in 1999.

         The Company has historically grown through strategic acquisitions of complementary businesses. Recent acquisitions have included the Kluge group of companies in December 1998 and O.S. Kelly in November 1999. The following discussion includes each of these businesses since its date of acquisition.


RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         NET SALES - Net sales increased $11.4 million (3.9%) to $304.6 million in 1999. Piano sales increased $12.5 million (7.7%). Total piano shipments increased nearly 9%, comprised of a 14% increase in Boston units and a 3% increase in Steinway units. Band and orchestral instrument sales decreased $1.1 million (0.8%) to $131.0 in 1999. A decline in foreign shipments and a highly competitive domestic market, coupled with production difficulties, caused a 3% decrease in band and orchestral instrument shipments for the year.

         GROSS PROFIT - Gross profit increased $2.3 million (2.3%) to $100.7 million. Gross margins declined from 33.6% in 1998 to 33.1% in 1999. Piano margins declined slightly, from 35.4% to 35.2%, as a result of the higher proportion of Boston sales coupled with a yen driven cost increase on those instruments. These negative factors were almost entirely offset by a higher mix of retail sales and the cost savings derived from the integration of Kluge. Band instrument margins declined from 31.3% to 30.2% primarily due to manufacturing inefficiencies. The most significant problems occurred at the brasswind plant where bottlenecks due to a lack of trained workers caused production levels to decline in the second half of the year.

         OPERATING EXPENSES - Operating expenses increased $2.9 million (5.2%) to $59.6 million in 1999. Operating expenses increased as a percentage of sales from 19.3% in 1998 to 19.6% in 1999. The majority of the increase occurred in the sales and marketing area which was up nearly $2.0 million over the prior year. This increase was primarily due to aggressive band instrument marketing programs and expenses attributable to the higher level of piano sales. In addition, Kluge, which was not part of the operations in 1998, incurred $0.6 million of operating expenses in 1999.

         OTHER EXPENSE, NET - Other expense increased $0.6 million (5.9%) to $11.4 million in 1999. This increase is the result of higher interest expenses offset by income generated from the leasing of the Steinway Hall building.

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

         OPERATING EXPENSES - Operating expenses increased $1.6 million (3.0%) to $56.7 million in 1998. Overall, operating expenses decreased as a percentage of sales from 19.8% in 1997 to 19.3% in 1998.

         OTHER EXPENSE, NET - Other expense decreased by $1.3 million (11.1%) in 1998. Net interest expense decreased $0.9 million (6.8%) to $11.9 million in 1998. This decrease is attributable to a $0.9 million reduction in net interest expense realized from lower average outstanding balances on the Company's debt.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

         Cash provided by operations was $13.8 million in 1997, $14.2 million in 1998 and $15.4 million in 1999. Cash used for the acquisitions of Emerson, Kluge and O.S. Kelly was $1.6 million in 1997, $1.3 million in 1998 and $2.6 million in 1999, respectively.

         The Company acquired the building that includes the Steinway Hall retail showroom in New York City in March 1999 for $30.8 million. Funds for the acquisition were provided from cash on hand and a new $22.5 million real estate term loan provided by the Company's existing lender. This loan, which has a five year term, is due in monthly installments of $0.2 million, including principal and interest based on a twenty-five year amortization. The term loan bears interest at the 30-day Libor rate plus 1.5%.

         Additional capital expenditures of $5.6 million, $6.3 million and $5.4 million in 1997, 1998 and 1999, respectively, were primarily used for purchasing new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

         Consistent with industry practice, Selmer sells band instruments almost entirely on credit utilizing the two financing programs described below. These programs create large working capital requirements during the year when band instrument receivable balances reach highs of approximately $65-70 million in August and September, and lows of approximately $30-35 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and to facilitate the rent-to-own programs offered to students by many retailers, also allow Selmer to match its production and delivery schedules. Selmer offers the following two forms of financing to qualified band instrument dealers:

a) RECEIVABLE DATING: Purchases made from January through August have payment due in October. Purchases made from September to December have payment due in January. Dealers are offered discounts for early payment.

b) NOTE RECEIVABLE FINANCING: Qualified dealers may convert open accounts to a note payable to Selmer. The note program is offered in January and October, and coincides with the receivable dating program. The note receivable is secured by dealer inventories and receivables. The majority of notes receivable are purchased by a third-party financing company, on a full recourse basis. The Company's current arrangement, which allows the financing company to purchase, at its option, up to an aggregate amount outstanding at any time of $15.0 million of notes receivable, expires in August 2000. Net notes receivable sales generated approximately $14.9 million and $14.1 million in cash in 1998 and 1999, respectively.

         Unlike many of its competitors in the piano industry, Steinway does not provide extended financing arrangements to its dealers. To facilitate long-term financing required by some dealers, Steinway has arranged for financing through a third-party provider which generally involves no guarantee by Steinway.

         The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic lender (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60.0 million, based on eligible accounts receivable and inventory balances. Borrowings are secured by a first lien on the Company's domestic inventory, receivables, and fixed assets. As of December 31, 1999, $0.7 million was outstanding, and availability was approximately $59.3 million. The Credit Facility currently bears interest at the Eurodollar rate plus 1.25% and expires April 1, 2004. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 30 million Deutsche marks.

         At December 31, 1999, the Company's total outstanding indebtedness amounted to $140.1 million, consisting of $110.0 million of 11% Senior Subordinated Notes (the "Notes"), $22.3 million on the real estate term loan, $0.7 million under the Credit Facility and $7.1 million of notes payable to foreign banks. Cash interest paid was $13.0 million and $14.2 million in 1998 and 1999, respectively. All of the Company's debt agreements contain covenants that place certain restrictions on the Company, including its ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends.

         The Company's share repurchase program authorizes management to make discretionary repurchases of its ordinary common stock up to a limit of $25.0 million. Repurchased shares are being held as treasury shares to be used for corporate purposes. The Company repurchased 151,500 shares at a cost of $3.7 million in 1998 and 395,300 shares at a cost of $7.8 million in 1999.

         During 2000, the Company will embark on a major initiative to effect fundamental changes in its band instrument manufacturing operations. The project is expected to take at least twenty-four months to complete and will require an investment of approximately $2.0 million in 2000. The long-term benefits are expected to be improved production flow, efficiency and quality.

         Management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through the next twelve months.

         YEAR 2000 COMPLIANCE - The Year 2000 issue was the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs and hardware that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. Companies affected by this problem could have experienced some disruptions of internal operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

         The Company did not experience any operational disruptions related to the Year 2000 issue. All of the Company's systems are currently operational and will continue to be monitored for potential problems that may develop. The Company is not aware of any Year 2000 compliance issues experienced by third parties that could significantly affect the Company's operations.

         While management believes the Company adequately addressed the Year 2000 compliance issues, there can be no assurance that such problems will not be identified in the future. The Company does not expect the costs associated with its Year 2000 compliance to be material. Less than $1 million has been spent to date and future costs are not anticipated to be material to its financial position or results of operations.



NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1999, the Company adopted the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the consolidated financial statements.

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------   ----------------------------------------------
          MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates its foreign currency exchange rate risk by holding forward foreign currency contracts. These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 1999, a 10% adverse change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.6 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current exchange rate. However, any such gains and losses would generally be offset by corresponding losses and gains, respectively, on the related hedged asset or liability.

         The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate debt. The Credit Facility and the real estate term loan bear interest at rates that fluctuate with changes in the Eurodollar and Libor rates, respectively. For the year ended December 31, 1999, a hypothetical 10% increase in interest rates would have increased the Company's interest expense by approximately $0.2 million. To date, the Company has not entered into interest rate swap agreements to fix the interest rate on its variable rate debt.

         The Company's long-term debt includes $110.0 million of Notes with a fixed interest rate. Accordingly, there would be no immediate impact on the Company's interest expense associated with these Notes due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company's Notes, which would be sensitive to such interest rate changes, would be increased by approximately $2.0 million as of December 31, 1999. Such fair value changes may affect the Company's determination whether to retain, replace or retire these Notes.



ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    --------------------------------------------

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of December 31, 1998 and 1999
   Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999
   Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1997,1998 and 1999
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999
   Notes to Consolidated Financial Statements
   Schedule II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Steinway Musical Instruments, Inc.


We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(1). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 18, 2000

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                     1998            1999
                                                                                -------------   --------------
  ASSETS
  Current assets:
    Cash                                                                        $   12,460      $      4,664
    Accounts, notes and leases receivable, net of allowance for
         bad debts of $7,512 and $6,765 in 1998 and 1999, respectively              52,451            56,510
    Inventories                                                                     96,527           102,116
    Prepaid expenses and other current assets                                        2,323             2,605
    Deferred tax assets                                                              6,620             6,059
                                                                              -------------     -------------
Total current assets                                                               170,381           171,954

Property, plant and equipment, net                                                  60,194            89,510
Other assets, net                                                                   19,754            17,308
Cost in excess of fair value of net assets acquired, net of accumulated
  amortization of $3,728 and $4,449 in 1998 and 1999, respectively                  33,598            30,869
                                                                              -------------     -------------

TOTAL ASSETS                                                                   $   283,927       $   309,641
                                                                              =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                           $     5,658       $     7,286
   Accounts payable                                                                  6,793             6,920
   Other current liabilities                                                        29,792            30,753
                                                                              -------------     -------------
Total current liabilities                                                           42,243            44,959

Long-term debt                                                                     111,370           132,794
Deferred tax liabilities                                                            25,146            21,569
Non-current pension liability                                                       13,411            12,117
                                                                              -------------     -------------
Total liabilities                                                                  192,170           211,439
                                                                              -------------     -------------

Commitments and contingent liabilities
Stockholders' equity:
   Class A Common Stock, $.001 par value, 5,000,000 shares authorized,
      477,953 shares issued and outstanding                                             --                --
   Common stock, $.001 par value, 90,000,000 shares authorized, 8,793,372
      and 8,438,074 shares outstanding in 1998 and 1999, respectively                    9                 9
   Additional paid-in capital                                                       70,245            71,031
   Retained earnings                                                                31,143            48,488
   Accumulated other comprehensive income                                           (3,976)           (7,857)
   Treasury stock, at cost (237,400 and 632,700 shares in 1998
      and 1999, respectively)                                                       (5,664)          (13,469)
                                                                              -------------     -------------
Total stockholders' equity                                                          91,757            98,202
                                                                              -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    283,927       $   309,641
                                                                              =============     =============

See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            1997            1998           1999
                                                                        -------------   -------------  -------------
Net sales                                                                $   277,848     $  293,251     $  304,636
Cost of sales                                                                184,567        194,772        203,888
                                                                        -------------   -------------  -------------

Gross profit                                                                  93,281         98,479        100,748

Operating expenses:
   Sales and marketing                                                        33,183         35,533         37,527
   General and administrative                                                 17,731         16,961         17,790
   Amortization                                                                3,869          3,850          3,928
   Other operating expense                                                       249            322            363
                                                                        -------------   -------------  -------------
Total operating expenses                                                      55,032         56,666         59,608
                                                                        -------------   -------------  -------------

Income from operations                                                        38,249         41,813         41,140

Other (income) expense:
   Other income, net                                                            (683)        (1,155)        (1,881)
   Interest income                                                              (728)        (1,071)          (907)
   Interest expense                                                           13,504         12,982         14,183
                                                                        -------------   -------------  -------------
Other expense, net                                                            12,093         10,756         11,395
                                                                        -------------   -------------  -------------

Income before income taxes                                                    26,156         31,057         29,745

Provision for income taxes                                                    12,456         14,406         12,400
                                                                        -------------   -------------  -------------

Net income                                                               $    13,700     $   16,651     $   17,345
                                                                        =============   =============  =============

Basic income per share                                                   $      1.45     $     1.78     $     1.88
                                                                        =============   =============  =============

Diluted income per share                                                 $      1.45     $     1.75     $     1.87
                                                                        =============   =============  =============

Weighted average shares:
   Basic                                                                   9,426,122      9,339,896      9,213,145
   Diluted                                                                 9,458,841      9,505,640      9,277,798


See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                         Accumulated
                                                    Additional                              Other          Total
                                           Common     Paid-In     Retained    Treasury   Comprehensive   Stockholders'
                                           Stock      Capital     Earnings     Stock        Income         Equity
                                          ---------  ----------- ----------- ----------- --------------  ------------

Balance, January 1, 1997                   $      9    $ 68,729    $    792   $   --      $ (1,652)       $ 67,878
                                                                                                          --------
Comprehensive income:
    Net income                                                       13,700                                 13,700
    Foreign currency translation
       adjustment                                                                           (4,378)         (4,378)
                                                                                                          --------
Total comprehensive income                                                                                   9,322
                                                                                                          --------

Issuance of 30,557 shares
    of common stock                                         477                                                477
                                                                                                          --------

Purchase of 85,900 shares
    of treasury stock                                                          (1,916)                      (1,916)
                                           --------    --------    --------   --------    --------        --------

Balance, December 31, 1997                        9      69,206      14,492    (1,916)      (6,030)         75,761
                                                                                                          --------

Comprehensive income:
    Net income                                                       16,651                                 16,651
    Foreign currency translation
       adjustment                                                                            2,054           2,054
                                                                                                          --------
Total comprehensive income                                                                                  18,705
                                                                                                          --------

Issuance of 55,231 shares
    of common stock                                       1,039                                              1,039
                                                                                                          --------

Purchase of 151,500 shares
    of treasury stock                                                          (3,748)                      (3,748)
                                           --------    --------    --------   --------    --------        --------

Balance, December 31, 1998                        9      70,245      31,143    (5,664)      (3,976)         91,757
                                                                                                          --------

Comprehensive income:
    Net income                                                       17,345                                 17,345
    Foreign currency translation
        adjustment                                                                          (3,881)         (3,881)
                                                                                                          --------
Total comprehensive income                                                                                  13,464
                                                                                                          --------
Issuance of 40,002 shares
    of common stock                                         786                                                786
                                                                                                          --------

Purchase of 395,300 shares
    of treasury stock                                                          (7,805)                      (7,805)
                                           --------    --------    --------   --------    --------        --------

Balance, December 31, 1999                 $      9    $ 71,031    $ 48,488  $(13,469)    $ (7,857)       $ 98,202
                                           ========    ========    ========   ========    ========        ========

See notes to consolidated financial statements.

                                               23

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)


                                                                          1997           1998            1999
                                                                      -------------  -------------   -------------
Cash flows from operating activities:
  Net income                                                            $  13,700      $  16,651       $  17,345
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                                          10,581         10,630          11,618
    Deferred tax benefit                                                   (3,012)        (2,509)         (2,079)
    Other                                                                     885            380             274
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                (3,098)        (4,734)         (5,028)
      Inventories                                                          (7,298)        (6,406)         (8,883)
      Prepaid expense and other current assets                               (909)           775            (251)
      Accounts payable                                                       (685)           925             104
      Other current liabilities                                             3,671         (1,485)          2,272
                                                                      -------------  -------------   -------------
    Cash flows from operating activities                                   13,835         14,227          15,372

Cash flows from investing activities:
  Capital expenditures                                                     (5,634)        (6,264)        (36,192)
  Proceeds from disposals of fixed assets                                      44            137             138
  Changes in other assets                                                  (1,772)         2,175            (615)
  Business acquisitions (net of cash acquired)                             (1,606)        (1,337)         (2,643)
                                                                      -------------  -------------   -------------
    Cash flows from investing activities                                   (8,968)        (5,289)        (39,312)

Cash flows from financing activities:
  Borrowing under lines of credit                                         227,185        245,774         289,715
  Repayments under lines of credit                                       (228,304)      (243,918)       (287,846)
  Proceeds from long-term debt                                                                            22,500
  Repayments of long-term debt                                               (882)          (865)         (1,046)
  Proceeds from issuance of stock                                             477          1,039             786
  Purchase of treasury stock                                               (1,916)        (3,748)         (7,805)
                                                                      -------------  -------------   -------------
    Cash flows from financing activities                                   (3,440)        (1,718)         16,304

Effects of foreign exchange rate changes on cash                              567            (31)           (160)
                                                                      -------------  -------------   -------------
Increase (decrease) in cash                                                 1,994          7,189          (7,796)
Cash, beginning of year                                                     3,277          5,271          12,460
                                                                      -------------  -------------   -------------
Cash, end of year                                                       $   5,271      $  12,460       $   4,664
                                                                      =============  =============   =============


Supplemental Cash Flow Information
    Interest paid                                                       $  13,508      $  12,991       $  14,173
    Income taxes paid                                                   $  13,751      $  16,469       $  13,709


See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(1)  NATURE OF BUSINESS

     Steinway Musical Instruments, Inc. and subsidiaries (the "Company") is one of the world's leading manufacturers of musical instruments. The Company, through its wholly-owned subsidiaries, The Steinway Piano Company, Inc. (Steinway) and The Selmer Company, Inc. (Selmer), manufactures and distributes products within the musical instrument industry. Steinway produces the highest quality piano in the world and has one of the most highly recognized and prestigious brand names. Selmer is the leading domestic manufacturer of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. Selmer Paris saxophones, Bach trumpets and trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world. The Company purchased the assets of Emerson Musical Instruments, Inc. in January 1997 for approximately $2.0 million, the Kluge group of companies in December 1998 for approximately $1.8 million and The O.S. Kelly Corporation in November 1999 for approximately $2.9 million. Each acquisition has been accounted for as a purchase for financial reporting purposes and the purchase prices have been allocated to the acquired assets and liabilities based on their relative fair values. The consolidated financial statements of the Company include the results of operations for each acquired business since its date of acquisition.

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

         Building and improvements                          15-40 years
         Leasehold improvements                              5-15 years
         Machinery, equipment and tooling                    3-10 years
         Office furniture and fixtures                       3-10 years
         Concert and artist and rental pianos                  15 years

     Cost in excess of fair value acquired is amortized over 40 years. Trademarks acquired are recorded at appraised value and are amortized over 10 years. Deferred financing costs are amortized on a straight-line basis over the repayment periods of the underlying debt.

     The Company periodically evaluates the recoverability of its long-lived assets by comparison of the estimated future undiscounted cash flows expected to be generated by those assets to their carrying value. To date, no impairment losses have been noted or recorded as a result of this evaluation process.

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

     FOREIGN CURRENCY TRANSLATION - Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year-end rates, and revenues and expenses at average rates of exchange prevailing during the year. The resulting translation adjustments are reported as a separate component of comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated statements of operations currently.

     FOREIGN EXCHANGE CONTRACTS - The Company enters into foreign exchange contracts as a hedge against foreign currency transactions. Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period. Such gains and losses directly offset the foreign exchange gains or losses associated with the hedged receivable or payable. Gains and losses on foreign exchange contracts which exceed the related balance sheet or firm purchase commitment exposure are included in foreign currency gain or loss in the consolidated statements of operations.

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

A reconciliation of the weighted average shares used for the basic and diluted computations is as follows for the years ended December 31:



                                                                    1997             1998              1999
                                                                -----------       -----------      -----------
Weighted average shares for basic income per share                9,426,122         9,339,896        9,213,145
Dilutive effect of stock options                                     32,719           165,744           64,653
                                                                -----------       -----------     ------------
Weighted average shares for diluted income per share              9,458,841         9,505,640        9,277,798
                                                                ===========       ===========     ============

     ENVIRONMENTAL MATTERS - Potential environmental liabilities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires a liability to be recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. See Note 11.

     SEGMENT REPORTING - The Company has determined that it has two distinct reportable segments: the piano segment and the band and orchestral instrument segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management.

     COMPREHENSIVE INCOME - Comprehensive income is comprised of net income and foreign currency translation adjustments and is reported in the consolidated statements of stockholders' equity for all periods presented.

     NEW ACCOUNTING PRONOUNCEMENTS - Effective January 1, 1999, the Company adopted the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software and costs associated with research and development to be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the consolidated financial statements.

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

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.



(3)  INVENTORIES


                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1998              1999
                                                                                   -------------     -------------
     Raw materials                                                                     $ 15,266          $  15,791
     Work in process                                                                     35,010             37,921
     Finished goods                                                                      46,251             48,404
                                                                                   -------------     -------------
     Total                                                                             $ 96,527          $ 102,116
                                                                                   =============     =============

(4)  PROPERTY, PLANT AND EQUIPMENT, NET



                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1998              1999
                                                                                   -------------     -------------
     Land                                                                               $ 17,343          $ 16,680
     Buildings and improvements                                                           22,117            53,979
     Leasehold improvements                                                                1,392             1,870
     Machinery, equipment and tooling                                                     26,594            32,185
     Office furniture and fixtures                                                         6,459             6,242
     Concert and artist and rental pianos                                                 10,964            10,510
     Construction in progress                                                              1,172               646
                                                                                   -------------     -------------
                                                                                          86,041           122,112
     Less accumulated depreciation and amortization                                       25,847            32,602
                                                                                   -------------     -------------
     Total                                                                              $ 60,194          $ 89,510
                                                                                   =============     =============

(5)  OTHER ASSETS, NET


                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1998              1999
                                                                                   -------------     -------------
     Trademarks                                                                         $ 20,887          $ 19,718
     Deferred financing costs                                                              8,504             9,294
     Other assets                                                                          2,195             2,578
                                                                                   -------------     -------------
                                                                                          31,586            31,590
     Less accumulated amortization                                                        11,832            14,282
                                                                                   -------------     -------------
     Total                                                                              $ 19,754          $ 17,308
                                                                                   =============     =============

(6)  OTHER CURRENT LIABILITIES


                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1998              1999
                                                                                   -------------     -------------
     Accrued payroll and related benefits                                               $ 13,020          $ 12,157
     Current portion of pension liability                                                  1,170               502
     Accrued promotional expenses                                                          2,914             3,079
     Accrued warranty expense                                                              2,413             2,330
     Accrued income taxes                                                                    864             1,882
     Accrued interest                                                                      1,513             1,518
     Other accrued expenses                                                                7,898             9,285
                                                                                   -------------     -------------
     Total                                                                              $ 29,792          $ 30,753
                                                                                   =============     =============

(7)  OTHER (INCOME) EXPENSE, NET

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1997             1998              1999
                                                                  -------------    -------------     -------------
     West 57th Building income                                     $        -       $        -        $   (3,516)
     West 57th Building expenses                                                                           2,452
     Foreign exchange (gain) loss, net                                    243             (384)             (116)
     Miscellaneous                                                       (926)            (771)             (701)
                                                                  -------------    -------------     -------------
     Total                                                         $     (683)      $   (1,155)       $   (1,881)
                                                                  =============    =============     =============

(8)  INCOME TAXES

   The components of the provision for income taxes are as follows:

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1997             1998              1999
                                                                  -------------    -------------     -------------
     U.S. Federal:
          Current                                                   $   9,361         $ 10,210          $  8,067
          Deferred                                                     (1,114)            (870)             (276)
     U.S. State and local:
          Current                                                       1,256            1,420             1,533
          Deferred                                                       (147)            (124)              (54)
     Foreign:
          Current                                                       4,851            5,076             4,092
          Deferred                                                     (1,751)          (1,306)             (962)
                                                                  -------------    -------------     -------------
     Total                                                          $  12,456         $ 14,406          $ 12,400
                                                                  =============    =============     =============

   The components of income before income taxes are as follows:

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1997             1998              1999
                                                                  -------------    -------------     -------------
     U.S. operations                                                $  20,457        $ 24,151          $ 23,062
     Non-U.S. operations                                                5,699           6,906             6,683
                                                                  -------------    -------------     -------------
     Total                                                          $  26,156        $ 31,057          $ 29,745
                                                                  =============    =============     =============

   The Company's provision for income taxes differed from that using the statutory U.S. federal rate as follows:

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1997             1998              1999
                                                                  -------------    -------------     -------------
     Statutory federal rate applied to earnings before
          income taxes                                               $  9,155         $  10,870        $  10,412
     Increase in income taxes resulting from:
          Foreign income taxes (net of federal benefit)                 2,040             2,084            1,278
          State income taxes (net of federal benefit)                     726               933              996
          Other                                                           535               519             (286)
                                                                  -------------    -------------     -------------
     Provision for income taxes                                      $ 12,456         $  14,406        $  12,400
                                                                  =============    =============     =============

                                         29

   At December 31, 1999, accumulated retained earnings of non-U.S. subsidiaries totaled $2,578. No provision for U.S. income and foreign withholding taxes has been made because it is expected that such earnings will be reinvested indefinitely.

   The components of net deferred taxes are as follows:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1998              1999
                                                                                   -------------     -------------
     Deferred tax assets:
          Uniform capitalization adjustment to inventory                            $    2,629        $    2,581
          Allowance for doubtful accounts                                                1,615             1,459
          Accrued expenses and other current assets and liabilities                      4,553             2,843
          Foreign tax credits                                                           17,004            15,681
          Valuation allowances                                                         (14,687)          (14,233)
                                                                                   -------------     -------------
               Total deferred tax assets                                                11,114             8,331

     Deferred tax liabilities
          Pension contributions                                                         (1,478)              279
          Fixed assets                                                                 (18,612)          (16,808)
          Intangibles                                                                   (9,550)           (7,312)
                                                                                   -------------     -------------
               Total deferred tax liabilities                                          (29,640)          (23,841)
                                                                                   -------------     -------------

     Net deferred taxes                                                              $ (18,526)        $ (15,510)
                                                                                   =============     =============

     Valuation allowances provided relate to excess foreign tax credits generated over expected credit absorption. Of these valuation allowances, $6,226 and $4,612 relate to the acquisition of Steinway as of December 31, 1998 and 1999, respectively. Should the related tax benefits be recognized in the future, the effect of removing the valuation allowances associated with the acquisition of Steinway would generally be a decrease in goodwill. During 1998, the valuation allowance increased by $2,596 due to the generation of additional excess foreign tax credits. During 1999, the valuation allowance decreased due to the effects of currency exchange offset by an increase of $1,056 due to the generation of additional excess foreign tax credits. Foreign tax credit carryforwards expire in varying amounts through 2005.




(9)  LONG TERM DEBT

   Long-term debt consists of the following:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1998              1999
                                                                                   -------------     -------------
   Senior debt                                                                         $       -         $     692
   11% Senior Subordinated Notes (see Note 18)                                           110,000           110,000
   Real estate term loan (see Note 11)                                                                      22,286
   Note payable to a foreign bank                                                          2,283             1,177
   Open account loans, payable on demand to a foreign bank                                 4,745             5,925
                                                                                   -------------     -------------
   Total                                                                                 117,028           140,080
   Less current portion                                                                    5,658             7,286
                                                                                   -------------     -------------
   Long-term debt                                                                      $ 111,370         $ 132,794
                                                                                   =============     =============

                                     30

   Scheduled maturities of long-term debt as of December 31, 1999 are as follows:


                                                                            Amount
                                                                         -------------
                             2000                                           $   7,286
                             2001                                                 968
                             2002                                                 576
                             2003                                                 576
                             2004                                              20,674
                             Thereafter                                       110,000
                                                                         -------------
                             Total                                          $ 140,080
                                                                         =============

     The Company's domestic, seasonal borrowing requirements are accommodated through a senior revolving credit facility with a domestic lender (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60.0 million, based on eligible accounts receivable and inventory balances. The Credit Facility, as amended on May 21, 1999, expires on April 1, 2004 and bears interest at the Eurodollar rate plus 1.25%. Borrowings are collateralized by the Company's domestic accounts receivable, inventory and fixed assets. As of December 31, 1999, $692 was outstanding, and availability was approximately $59.3 million.

     The 11% Senior Subordinated Notes, due May 15, 2005, may be redeemed at the Company's option, in whole or in part, beginning June 1, 2000. The redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest to the applicable redemption date, are as follows if redeemed during the twelve-month period beginning on June 1 of the years indicated below:


              2000                                      104.125%
              2001                                      102.75%
              2002                                      101.375%
              2003 and thereafter                       100.00%


     The real estate term loan, due April 1, 2004, is payable in monthly installments of $170, based on a twenty-five year amortization, and includes interest at the 30-day Libor rate plus 1.5%. The term loan is collateralized by all of the Company's interests in the Steinway Hall property.

         The note payable to a foreign bank is due in monthly installments of DM 127 ($65 at the December 31, 1999 exchange rate) through June 1, 2001, and bears interest at 6.25%.

     The open account loans provide for borrowings by foreign subsidiaries of up to DM 30,000 ($15,446 at the December 31, 1999 exchange rate) payable on demand. A portion of the open account loan can be converted into a maximum of (pound)956 ($1,544 at the December 31, 1999 exchange rate) for use by the Company's UK subsidiary and (Y)315,480 ($3,089 at the December 31, 1999 exchange rate) for use by the Company's Japanese subsidiary. Demand borrowings bear interest at rates of 6.5% for the Deutsche mark loans, 6.0% for British pounds sterling loans, and 1.42% for Japanese yen loans. Term borrowings bear interest at Libor plus .75%.

     All of the Company's debt agreements contain certain financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, and prohibit the payment of cash dividends. The Company is in compliance with all such covenants.

(10) STOCKHOLDERS' EQUITY

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

     EMPLOYEE STOCK PURCHASE PLAN - The Company has an employee stock purchase plan (the "Purchase Plan") under which substantially all employees may purchase common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee's annual base earnings. During 1997, 1998 and 1999, 29,557, 30,431 and 29,502 shares, respectively, were issued under the Purchase Plan. Of the 500,000 shares originally reserved for issuance under the Purchase Plan, 410,510 shares remain reserved for future issuance as of December 31, 1999.

     STOCK PLAN - The 1996 stock plan (the "Stock Plan") provides for the granting of 778,250 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, and other stock awards to certain key employees, consultants and advisors of the Company and its subsidiaries. Common stock reserved for issuance under the Stock Plan was 741,950 shares as of December 31, 1999.

     Option activity for the years ended December 31 is as follows:


                                               1997                        1998                        1999
                                      ------------------------    ------------------------    -----------------------
                                                   Weighted                    Weighted                   Weighted
                                        Number      Average        Number      Average         Number      Average
                                          of       Exercise          of        Exercise          of       Exercise
                                       Options       Price         Options      Price          Options      Price
                                      ----------- ------------    ---------- -------------    ---------- ------------
Outstanding at beginning of year        566,990      $  18.94       586,730     $  19.14         562,344    $  19.31
Granted                                  65,297         19.15        41,645        20.72          36,078       22.19
Exercised                               (30,557)        15.62       (55,231)       18.61         (40,002)      22.80
Canceled, forfeited or expired          (15,000)        19.00       (10,800)       19.00         (22,400)      18.97
                                      -----------                 ----------                  ----------
Outstanding at end of year              586,730         19.14       562,344        19.31         536,020       19.26
                                      ===========                 ==========                  ==========

Exercisable at end of year              108,300      $  19.00       200,700     $  19.09         300,800    $  19.14


     The following table sets forth information regarding outstanding and exercisable options at December 31, 1999:


                                                Options Outstanding                         Options Exercisable
                                  -------------------------------------------------    -------------------------------
                                                       Weighted         Weighted                           Weighted
                                      Number            Average          Average           Number          Average
                                        of             Remaining        Exercise             Of            Exercise
Range of Exercise Prices             Options         Contract Life        Price           Options           Price
                                  ---------------    --------------    ------------    --------------- -- -----------
$19.87                                   12,520             .6 years       $19.87
$18.65 to 21.94                         523,500            6.5              19.24            300,800         $19.14
                                      ---------                                              -------
                                        536,020            6.4              19.26            300,800          19.14
                                      =========                                              =======

                                                       32

     STOCK-BASED COMPENSATION EXPENSE - As described in Note 2, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation", reported net income and net income per share would have been as follows for the years ended December 31:



                                                                       1997              1998              1999
                                                                   --------------    -------------     -------------
     Net income                                                        $13,005          $15,929           $16,465
     Basic income per share                                              $1.38            $1.71             $1.79
     Diluted income per share                                            $1.37            $1.68             $1.77


     The fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan, was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:


                                                                      1997               1998              1999
                                                                 ---------------    ---------------   ---------------
Range of risk-free interest rates                                  5.57-6.18%         4.66-5.35%        4.99-5.10%
Range of expected life of option grants (in years)                   1 to 6             1 to 6            1 to 6
Expected volatility of underlying stock                               16.4%              26.4%             26.8%


The weighted average fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan is as follows:


                                                                      1997               1998              1999
                                                                 ---------------    ---------------   ---------------
   Stock Plan                                                        $7.61               $7.69             $7.79
   Purchase Plan                                                     $4.95               $7.41             $6.10


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

(11) COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - The Company leases various facilities and equipment under noncancelable operating lease arrangements. These leases expire at various times through 2016 with various renewal options. Rent expense was $3,145, $3,638 and $3,921 for the years ended December 31, 1997, 1998 and 1999, respectively.

     In March 1999, the Company acquired the building that includes the Steinway Hall retail store on West 57th Street in New York City for approximately $30.8 million. The Company entered into a ninety-nine year land lease as part of the transaction. Annual rent payable under the land lease is $2,170 in the first ten years, $2,790 for the subsequent ten year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined. The Company also entered into a ten year master lease whereby all of the Company's interest in the land and building was leased back to the owner of the land. Rental expense and rental income associated with these leases was $1,874 and $3,516, respectively, for the year ended December 31, 1999 and are included, along with other real estate costs, in other income/expense (see Note 7).

     Future minimum lease payments for the Company's noncancelable operating leases, excluding the land lease discussed above, and future rental income under the master lease for the years ending December 31 are as follows:


                                                     Lease                     Rental
                                                    Payments                   Income
                                                -----------------         -----------------
2000                                               $    3,942                $    4,653
2001                                                    3,726                     4,653
2002                                                    3,373                     4,653
2003                                                    3,223                     4,653
2004                                                    2,926                     4,653
Thereafter                                              9,401                    18,612
                                                   ----------                ----------
Minimum total                                      $   26,591                $   41,877
                                                   ==========                ==========


     NOTES RECEIVABLE SOLD WITH RECOURSE - The Company sells notes receivable on a recourse basis to a financing company under a three year facility. Pursuant to the terms of the facility, the financing company may, at its option, purchase up to an aggregate principal amount outstanding at any time of $15 million of the Company's notes receivable. The Company received proceeds of approximately $14.9 million and $14.1 million from the sales of such notes during the years ended December 31, 1998 and 1999, respectively. Other current liabilities include a recourse obligation of $1.4 million as of December 31, 1998 and 1999 for the notes sold with recourse.

     ENVIRONMENTAL MATTERS - Certain environmental matters are pending against the Company, which might result in monetary damages, the amount of which, if any, cannot be determined at the present time. Philips Electronics, a previous owner of the Company, has agreed to hold the Company harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988. Management believes that these matters will not have a material adverse impact on the Company's consolidated results of operations or financial condition.

     LITIGATION - In the ordinary course of its business, the Company is party to various legal actions that management believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, management believes that, based on the experience of the Company in dealing with these matters, the ultimate resolution of these matters will not have a material adverse impact on the financial condition or consolidated results of operations of the Company.


(12) RETIREMENT PLANS

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

     The following table sets forth the funded status and amounts recognized as of December 31, 1998 and 1999 for the Company's domestic and foreign defined benefit pension plans:


                                                              Domestic Plans                   Foreign Plans
                                                           1998             1999            1998            1999
                                                       -------------    -------------    ------------    ------------
Change in benefit obligation:
     Benefit obligation, beginning of year              $   20,678       $   23,599       $   15,200      $   17,785
       Service cost                                          1,155            1,256              456             528
       Interest cost                                         1,437            1,528            1,014           1,006
       Plan participants' contribution                          22               23
       Amendments                                                               130
       Actuarial (gain) loss                                 1,009           (3,633)             984            (115)
       Foreign currency exchange rate changes                                                    987          (2,063)
       Benefits paid                                          (702)            (854)            (856)           (837)
                                                       -------------    -------------    ------------    ------------
     Benefit obligation, end of year                        23,599           22,049           17,785          16,304
                                                       -------------    -------------    ------------    ------------

Change in plan assets:
     Fair value of plan assets, beginning of year           19,066           23,048            3,001           3,548
       Return on plan assets                                 3,062            3,067              548             526
       Employer contribution                                 1,600            1,800              799             805
       Employee contributions                                   22               23               41              50
       Foreign currency exchange rate changes                                                     15             (96)
       Benefits paid                                          (702)            (854)            (856)           (837)
                                                       -------------    -------------    ------------    ------------
     Fair value of plan assets, end of year                 23,048           27,084            3,548           3,996
                                                       -------------    -------------    ------------    ------------

     Funded status                                            (551)           5,035          (14,237)        (12,308)

     Unrecognized net actuarial (gain) loss                 (1,632)          (6,569)              45            (311)
     Unrecognized prior service cost                         1,794            1,708
                                                       -------------    -------------    ------------    ------------
     Prepaid (accrued) benefit cost                    $      (389)     $       174       $  (14,192)     $  (12,619)
                                                       =============    =============    ============    ============


Weighted average assumptions as of December 31
     Discount rate                                           7.0%             7.75%        5.5-6.5%        5.75-6.5%
     Expected return on assets                               8.5              8.5              6.5             6.75
     Rate of compensation increase                           4.0              4.0          2.5-4.0         2.5-4.5


   The components of net pension expense for the years ended December 31 are as follows:

                                                                      1997             1998              1999
                                                                  -------------    -------------     -------------
   Domestic Plans:
     Service cost                                                   $     943        $   1,155         $   1,256
     Interest cost                                                      1,355            1,437             1,528
     Expected return on plan assets                                    (1,249)          (1,490)           (1,778)
     Amortization of prior service cost                                   194              216               216
     Recognized actuarial loss                                              3               18                14
                                                                    ----------       ----------        ----------
     Net pension expense                                            $   1,246        $   1,336         $   1,236
                                                                    ==========       ==========        ==========

   Foreign Plans:
     Service cost                                                   $     464        $     456         $     528
     Interest cost                                                      1,025            1,014             1,006
     Expected return on plan assets                                      (248)            (289)             (225)
                                                                    ----------       ----------        ----------
     Net pension expense                                            $   1,241        $   1,181         $   1,309
                                                                    ==========      ===========        ==========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $19,556, $18,440 and $4,392, respectively, as of December 31, 1998 and $11,994, $11,510 and $0, respectively, as of December 31, 1999.

     The Company provides postretirement health care and life insurance benefits to eligible hourly retirees and their dependents. The health care plan is contributory, with retiree contributions adjusted every three years as part of a union contract agreement. The plans are unfunded and the Company pays part of the health care premium and the full amount of the life insurance cost.

     The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's consolidated balance sheet at year end:


                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1998              1999
                                                                                   -------------     -------------
Change in benefit obligation:
   Benefit obligation, beginning of year                                              $  1,266          $  1,343
     Service cost                                                                           39                41
     Interest cost                                                                          87                88
     Actuarial gain                                                                         (2)             (188)
     Benefits paid                                                                         (47)              (51)
                                                                                   -------------     -------------
   Benefit obligation, end of year                                                       1,343             1,233
   Fair value of plan assets                                                                 -                 -
                                                                                   -------------     -------------

   Funded status                                                                        (1,343)           (1,233)
   Unrecognized net actuarial gain                                                          (5)             (193)
   Unrecognized prior service cost                                                         753               703
                                                                                   -------------     -------------
   Accrued postretirement benefit cost                                               $    (595)        $    (723)
                                                                                   =============     =============


     The assumed weighted average discount rate as of December 31, 1998 and 1999 was 6.75% and 7.75%, respectively. The annual assumed rate of increase in the per capita cost of covered health care benefits is 9.0% for retirees under age 65 in 1999 and is assumed to decrease gradually to 5.5% in 2006, and remain at that level thereafter.

Net postretirement benefit costs are as follows:


                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1997             1998              1999
                                                                  -------------    -------------     -------------
   Service cost                                                       $    37          $    39           $    42
   Interest cost                                                           86               87                88
   Amortization of transition obligation                                   50               50                50
                                                                  -------------    -------------     -------------
   Net postretirement benefit cost                                    $   173          $   176           $   180
                                                                  =============    =============     =============


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                                     1%                 1%
                                                                                  Increase           Decrease
     Effect on total of service and interest cost components                        $  7            $  (6)
     Effect on the postretirement benefit obligation                                  50              (45)


     The Company also sponsors 401(k) retirement savings plans for eligible employees. Discretionary employer contributions, as determined annually by the Board of Directors, are made to one of these plans. The 1998 and 1999 contribution approximated $433 and $477, respectively.


(13) RELATED PARTY TRANSACTIONS

     The principals of Kirkland Messina LLC, a merchant banking firm, control 85% of the voting power of the Company's common stock. Kirkland Messina LLC and its principals received annual payments of $400 in 1997 and 1998 for ongoing management and other services to the Company. In 1999, the management agreements were terminated and the principals entered into employment agreements with the Company.


(14) FOREIGN EXCHANGE CONTRACTS

     At December 31, 1998, the Company's German divisions, whose functional currency is the Deutsche mark, had forward contracts and purchased options to sell (Y)460,000 and (pound)700 and to buy $1,300 in order to manage any currency exchange fluctuations on its intercompany transactions. These instruments matured at various dates through October 1999.

     At December 31, 1999, these instruments, maturing at various dates through November 2000, consisted of forward contracts and purchased options to sell
(Y)392,665 and (pound)1,100 and to buy $430. The Company's only use of purchased options is to manage currency exchange fluctuations.

(15) FAIR VALUES OF FINANCIAL INSTRUMENTS

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


                                                                 1998                              1999
                                                     ------------------------------    -----------------------------
                                                    Net Carrying      Estimated       Net Carrying     Estimated
                                                        Value         Fair Value          Value        Fair Value
                                                    --------------  --------------   --------------   --------------
     Financial liabilities:
        Long term debt                                   $117,028       $124,046           $140,080      $145,556
        Foreign currency contracts                                          (176)                            (199)


     The carrying amount of cash, accounts, notes and leases receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

     The estimated fair value of existing long-term debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

     The estimated fair value of foreign currency contracts (used for hedging purposes) has been determined as the difference between the current spot rate and the contract rate multiplied by the notional amount of the contract or upon the estimated fair value of purchased option contracts. The net carrying value of these contracts approximates zero as any gains or losses on the contracts are generally offset by losses or gains on the related hedged asset or liability.

(16) SEGMENT INFORMATION

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

The following tables present information about the Company's operating segments:


1997                                     Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                U.S.    Germany    Other    Total     U.S.      Other    Total     Elim      Total
                               -----    -------    -----    -----     ----      -----    -----     ----      -----
Revenues from external
    customers                   91,173   40,575    13,531   145,279  128,780     3,789   132,569            277,848
Interest income                             141        20       161      567                 567                728
Interest expense                 9,269      225       283     9,777   19,228              19,228   (15,501)  13,504
Depreciation and amortization    4,577    2,621       164     7,362    3,173        14     3,187        32   10,581
Income tax expense               1,544    2,358       430     4,332    2,492        61     2,553     5,571   12,456
Net income (loss)                 (577)   2,018       721     2,162    2,277       110     2,387     9,151   13,700
Capital expenditures             1,919      389       276     2,584    3,013               3,013        37    5,634
Total assets                    89,502   60,595     9,046   159,143  273,651     2,721   276,372  (168,807) 266,708

1998                                     Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                U.S.    Germany    Other    Total     U.S.      Other    Total     Elim      Total
                                ----    -------    -----    -----     ----      -----    -----     ----      -----
Revenues from external
    customers                  104,209   40,753    16,162   161,124  127,943     4,184   132,127            293,251
Interest income                              31        19        50      824                 824       197    1,071
Interest expense                 8,887      221       227     9,335   19,597              19,597   (15,950)  12,982
Depreciation and amortization    4,427    2,573       186     7,186    3,392        14     3,406        38   10,630
Income tax expense               3,884    2,707       696     7,287    1,025        37     1,062     6,057   14,406
Net income                       3,008    2,405     1,004     6,417      485        57       542     9,692   16,651
Capital expenditures             3,164      387        36     3,587    2,663               2,663        14    6,264
Total assets                    91,960   66,774     9,556   168,290  277,107     2,962   280,069  (164,432) 283,927

1999                                     Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                U.S.    Germany    Other    Total     U.S.      Other    Total     Elim      Total
                                ----    -------    -----    -----     ----      -----    -----     ----      -----
Revenues from external
    customers                  117,428   39,115    17,041   173,584  126,781     4,271   131,052            304,636
Interest income                              15        18        33      820                 820        54      907
Interest expense                10,247      358       215    10,820   20,035              20,035   (16,672)  14,183
Depreciation and amortization    5,435    2,568       187     8,190    3,383               3,383        45   11,618
Income tax expense (benefit)     4,305    2,455       731     7,491     (510)       12      (498)    5,407   12,400
Net income (loss)                4,332    2,287     1,175     7,794   (1,124)       23    (1,101)   10,652   17,345
Capital expenditures            34,064      861       209    35,134    1,012               1,012        46   36,192
Total assets                   128,466   55,902    11,964   196,332  278,712     3,444   282,156  (168,847) 309,641


(17) SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:



                                                                  1997               1998              1999
                                                              --------------     --------------    --------------
     Current assets                                              $ 149,022         $ 167,938         $ 169,295
     Total assets                                                  263,725           280,991           306,516
     Current liabilities                                            46,664            53,712            58,569
     Stockholder's equity                                           78,302            97,080           110,811
     Net sales                                                     275,037           290,948           301,765
     Gross profit                                                   92,641            97,776           100,051
     Net income                                                     13,962            16,724            17,612



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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                   Non
                                           Guarantor    Issuer   Guarantor     Guarantor
                                             Parent    of Notes  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           ----------  --------  ------------  ------------  ------------  ------------
ASSETS
Current assets:
   Cash                                       $     -    $  2,998     $  8,048     $ 1,414   $       -     $ 12,460
   Accounts, notes and leases receivable,
     net                                                   37,034        5,357      10,060                   52,451
   Inventories                                             38,598       31,973      26,878        (922)      96,527
   Prepaid expenses and other current
     assets                                       124       1,486          407         306                    2,323
   Deferred tax assets                                      1,050        2,819       3,724        (973)       6,620
                                              -------    --------     --------     -------   ----------    --------
Total current assets                              124      81,166       48,604      42,382      (1,895)     170,381

Property, plant and equipment, net                 99      14,869       28,373      16,853                   60,194
Investment in subsidiaries                     71,143     169,387       25,449                (265,979)           -
Other assets, net                                 613       1,235       12,060       7,395      (1,549)      19,754
Cost in excess of fair value
  of net assets acquired, net                               9,367       11,160      13,071                   33,598
                                              -------    --------     --------     -------   ----------    --------
TOTAL ASSETS                                  $71,979    $276,024     $125,646     $79,701   $(269,423)    $283,927
                                              =======    ========  ===========     =======   ==========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt         $      -    $      -     $      -     $ 5,658   $       -     $  5,658
   Accounts payable                                         1,705        3,616       1,472                    6,793
   Other current liabilities                  (10,954)     10,786       22,198      10,093      (2,331)      29,792
                                             --------    --------     --------     -------     --------    --------
Total current liabilities                     (10,954)     12,491       25,814      17,223      (2,331)      42,243

Long-term debt                                    235     110,000         (235)      1,370                  111,370
Intercompany                                   18,406      67,529      (87,065)      1,130                        -
Deferred tax liabilities                                    2,161        9,792      13,193                   25,146
Non-current pension liability                                 102                   13,647        (338)      13,411
                                             --------    --------     --------     -------   ----------    --------
Total liabilities                               7,687     192,283      (51,694)     46,563      (2,669)     192,170

Stockholders' equity                           64,292      83,741      177,340      33,138    (266,754)      91,757
                                             --------    --------     --------     -------   ----------    --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $ 71,979    $276,024     $125,646     $79,701   $(269,423)    $283,927
                                             ========    ========     ========     =======   ==========    ========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                     Non
                                           Guarantor     Issuer     Guarantor     Guarantor
                                             Parent     of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           ---------    --------    ------------  ------------  ------------  ------------
ASSETS
Current assets:
   Cash                                       $     -    $  1,875     $  2,591     $ 1,152        $  (954)      $  4,664
   Accounts, notes and leases receivable,
     net                                                   40,987        5,364      10,159                        56,510
   Inventories                                             41,543       36,056      25,527         (1,010)       102,116
   Prepaid expenses and other current
     assets                                       487       1,464          296         358                         2,605
   Deferred tax assets                                        560        2,743       3,729           (973)         6,059
                                              -------    --------     --------     -------      ----------      --------
Total current assets                              487      86,429       47,050      40,925         (2,937)       171,954

Property, plant and equipment, net                103      12,976       61,850      14,581                        89,510
Investment in subsidiaries                     71,143     169,387       25,449                   (265,979)             -
Other assets, net                                 613         872       11,636       5,515         (1,328)        17,308
Cost in excess of fair value
    of net assets acquired, net                             9,097       10,853      10,919                        30,869
                                              -------    --------     --------     -------      ----------      --------
TOTAL ASSETS                                  $72,346    $278,761     $156,838     $71,940      $(270,244)      $309,641
                                              =======    ========     ========     =======      ==========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt         $      -    $      -     $    576     $ 6,710      $       -       $  7,286
   Accounts payable                               188       2,550        2,950       1,232                         6,920
   Other current liabilities                  (13,301)      7,877       28,983       9,672         (2,478)        30,753
                                           ----------- -----------  ----------- -----------     -----------   -----------
Total current liabilities                     (13,113)     10,427       32,509      17,614         (2,478)        44,959

Long-term debt                                    204     110,000       23,152         392           (954)       132,794
Intercompany                                   28,268      72,177     (105,424)      4,979                             -
Deferred tax liabilities                                    2,440        9,243       9,886                        21,569
Non-current pension liability                                                       12,117                        12,117
                                           ----------- -----------  ----------- -----------     -----------   -----------
Total liabilities                              15,359     195,044      (40,520)     44,988         (3,432)       211,439

Stockholders' equity                           56,987      83,717      197,358      26,952       (266,812)        98,202
                                           ----------- -----------  ----------- -----------     -----------   -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $ 72,346    $278,761     $156,838     $71,940      $(270,244)      $309,641
                                           =========== ===========  =========== ===========     ===========   ===========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                  Non
                                       Guarantor      Issuer     Guarantor     Guarantor
                                         Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       ---------     --------    ------------  ------------  ------------  ------------
Net sales                              $      -      $127,175      $99,498        $57,895    $  (6,720)     $ 277,848
Cost of sales                                          84,001       68,802         38,363       (6,599)       184,567
                                       --------     ---------     --------       --------    ----------    ----------
Gross profit                                  -        43,174       30,696         19,532         (121)        93,281

Operating expenses:
  Sales and marketing                                  12,731       12,530          8,085         (163)        33,183
  General and administrative             3,063          6,664        3,760          4,244                      17,731
  Amortization                                            459        2,072          1,338                       3,869
  Other operating (income) expense      (2,287)          (146)       1,655            864          163            249
                                       --------     ---------     --------       --------    ----------    ----------
Total operating expenses                   776         19,708       20,017         14,531            -         55,032
                                       --------     ---------     --------       --------    ----------    ----------
Income (loss) from operations             (776)        23,466       10,679          5,001         (121)        38,249

Other (income) expense:
  Other (income) expense                                               361         (1,044)                      (683)
  Interest income                                        (553)     (15,515)          (161)      15,501          (728)
  Interest expense                                     19,228        9,269            508      (15,501)       13,504
                                       --------     ---------     --------       --------    ----------    ----------
Other (income) expense, net                  -         18,675       (5,885)          (697)           -        12,093
                                       --------     ---------     --------       --------    ----------    ----------

Income (loss) before income taxes         (776)         4,791       16,564          5,698         (121)       26,156

Provision for (benefit of) income
  taxes                                   (512)         2,491        7,681          2,849          (53)       12,456
                                       --------     ---------     --------       --------    ----------    ----------

Net income (loss)                      $  (264)       $ 2,300      $ 8,883       $  2,849         $(68)      $13,700
                                       ========     =========     ========       ========    ==========    ==========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                   Non
                                       Guarantor      Issuer       Guarantor    Guarantor
                                         Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       -----------  -----------  -----------   ------------  ------------  ------------
Net sales                                  $    -     $127,261     $113,785       $ 61,099     $ (8,894)    $ 293,251
Cost of sales                                           87,482       75,875         39,977       (8,562)      194,772
                                       -----------  -----------  -----------   -----------   ------------  -----------

Gross profit                                    -       39,779       37,910         21,122         (332)       98,479

Operating expenses:
  Sales and marketing                                   13,190       14,321          8,157         (135)       35,533
  General and administrative                2,892        5,926        3,955          4,188                     16,961
  Amortization                                             459        2,072          1,319                      3,850
  Other operating (income) expense         (2,297)        (182)       1,796            870          135           322
                                         ---------    ---------    ---------     ---------    ---------    ----------
Total operating expenses                      595        19,393      22,144         14,534            -        56,666
                                         ---------    ---------    ---------     ---------    ---------    ----------

Income (loss) from operations                (595)       20,386      15,766          6,588         (332)       41,813

Other (income) expense:
  Other income                               (200)                      (50)          (905)                    (1,155)
  Interest income                            (197)         (813)    (15,961)           (50)      15,950        (1,071)
  Interest expense                                       19,597       8,887            448      (15,950)       12,982
                                         ---------    ---------    ---------     ---------    ---------    ----------
Other (income) expense, net                  (397)       18,784      (7,124)          (507)           -        10,756
                                         ---------    ---------    ---------     ---------    ---------    ----------

Income (loss) before income taxes            (198)        1,602      22,890          7,095         (332)       31,057

Provision for (benefit of) income
  taxes                                       (99)        1,000      10,065          3,534          (94)       14,406
                                         ---------    ---------    ---------     ---------    ---------    ----------

Net income (loss)                          $  (99)    $     602    $ 12,825       $  3,561     $   (238)    $  16,651
                                         =========    =========    =========     =========    =========    ==========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                    Non
                                        Guarantor     Issuer       Guarantor     Guarantor
                                         Parent      of Notes    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                       ----------   ---------    ------------   ------------   ------------  ------------
Net sales                                 $          $125,482      $125,646        $62,783       $(9,275)     $304,636
Cost of sales                                          87,536        84,303         41,236        (9,187)      203,888
                                       ----------   ---------     ---------       --------      ---------    ---------

Gross profit                                    -      37,946        41,343         21,547           (88)      100,748

Operating expenses:
  Sales and marketing                                  14,492        15,030          8,152         (147)       37,527
  General and administrative                3,137       5,706         4,540          4,407                     17,790
  Amortization                                            459         2,187          1,282                      3,928
  Other operating (income) expense         (2,552)       (302)        2,147            923          147           363
                                       ----------     ---------   ---------       --------      ---------    ---------
Total operating expenses                      585      20,355        23,904         14,764            -        59,608
                                       ----------     ---------   ---------       --------      ---------    ---------

Income (loss) from operations                (585)     17,591        17,439          6,783          (88)       41,140

Other (income) expense:
  Other income                                (50)                   (1,194)          (637)                    (1,881)
  Interest income                                        (803)      (16,743)           (33)      16,672          (907)
  Interest expense                                     20,035        10,247            573      (16,672)       14,183
                                       ----------     ---------   ---------        --------    ---------    ---------
Other (income) expense, net                   (50)     19,232        (7,690)           (97)           -        11,395
                                       ----------     ---------   ---------        --------    ---------    ---------
Income (loss) before income taxes            (535)     (1,641)       25,129          6,880          (88)       29,745

Provision for (benefit of) income            (249)       (522)        9,911          3,290          (30)       12,400
  taxes                                ----------     ---------   ---------       --------    ---------    ---------

Net income (loss)                      $     (286)    $(1,119)      $15,218        $ 3,590       $  (58)      $17,345
                                       ===========  ===========   =========       ========    =========    =========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                        Non
                                           Guarantor     Issuer       Guarantor      Guarantor
                                             Parent     Of Notes    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                           ---------   ---------    ------------   ------------   ------------   -----------
Cash flows from operating activities:
  Net income (loss)                        $ (264)      $2,300         $8,883         $2,849         $(68)          $13,700
  Adjustments to reconcile net income
  (loss) to cash flows from operating
  activities:
    Depreciation and amortization              29        3,136          4,617          2,799                         10,581
    Deferred tax provision (benefit)                       262         (1,360)        (1,914)                        (3,012)
    Other                                                  251            315            319                            885
    Changes in operating assets and
    liabilities:
      Accounts, notes and leases
       receivable                              25       (4,142)          (218)         1,237                         (3,098)
      Inventories                             (13)      (3,180)        (2,309)        (1,917)         121            (7,298)
      Prepaid expense and other current
       assets                                (454)        (144)           533           (844)                          (909)
      Accounts payable                        291         (896)          (460)           380                           (685)
      Other current liabilities            (7,441)       2,993          6,643          1,529          (53)            3,671
                                         ---------     --------       --------      --------       -------          -------
Cash flows from operating activities       (7,827)         580         16,644          4,438            -            13,835

Cash flows from investing activities:
  Capital expenditures                        (37)      (2,951)        (1,981)          (665)                        (5,634)
  Proceeds from disposals of fixed assets                    4              9             31                             44
  Changes in other assets                     (14)         (73)           (67)        (1,618)                        (1,772)
  Business acquisition, net of cash
   acquired                                (1,730)        (619)           124            619                         (1,606)
                                         ---------     --------       --------      --------       -------        ----------
Cash flows from investing activities       (1,781)      (3,639)        (1,915)        (1,633)           -            (8,968)

Cash flows from financing activities:
  Borrowing under lines of credit                      118,969        106,762          1,454                        227,185
  Repayments under lines of credit            (85)    (121,222)      (106,997)                                     (228,304)
  Repayments of long-term debt                                                          (882)                          (882)
  Proceeds from issuance of stock             477                                                                       477
  Purchase of treasury stock               (1,916)                                                                   (1,916)
  Intercompany dividends                                 7,203         (4,603)        (2,600)                             -
  Intercompany                             11,114          493        (10,198)        (1,409)                             -
                                         ---------     -------       --------       --------       -------       ----------
Cash flows from financing activities        9,590        5,443        (15,036)        (3,437)           -            (3,440)

Effect of exchange rate changes on cash                                                  567                            567

Increase (decrease) in cash                   (18)       2,384           (307)           (65)           -             1,994
Cash, beginning of year                        18         (350)         2,220          1,389                          3,277
                                         ---------    --------        --------      --------       -------       ----------
Cash, end of year                         $     -      $ 2,034        $ 1,913         $1,324       $    -         $   5,271
                                         =========    ========        ========      ========       =======       ==========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                                    Non
                                           Guarantor    Issuer     Guarantor      Guarantor
                                             Parent    of Notes   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                          -----------  ---------  ------------   -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)                         $     (99)  $    602    $  12,825    $   3,561     $  (238)     $   16,651
  Adjustments to reconcile net income
  (loss)to cash flows from operating
  activities:
    Depreciation and amortization                  35      3,334        4,488        2,773                     10,630
    Deferred tax provision (benefit)                         384       (1,348)      (1,545)                    (2,509)
    Other                                                    152          190           38                        380
    Changes in operating assets and
    liabilities:
      Accounts, notes and leases
        receivable                                        (3,458)         635       (1,911)                    (4,734)
      Inventories                                 (29)      (711)      (3,555)      (2,443)         332        (6,406)
      Prepaid expense and other current
       assets                                     277        118          (50)         430                        775
      Accounts payable                           (329)      (148)       1,502         (100)                       925
      Other current liabilities                (4,311)    (3,126)       7,073       (1,027)         (94)       (1,485)
                                           ----------- -----------  ----------- -----------    ---------   -----------
Cash flows from operating activities           (4,456)    (2,853)      21,760         (224)           -        14,227

Cash flows from investing activities:
  Capital expenditures                            (14)    (2,503)      (3,324)        (423)                    (6,264)
  Proceeds from disposals of fixed assets                      5                       132                        137
  Changes in other assets                         283        437                     1,455                      2,175
  Business acquisition, net of cash
   acquired                                                                         (1,337)                    (1,337)
                                           ----------- -----------  ----------- -----------    ---------   -----------
Cash flows from investing activities              269     (2,061)      (3,324)        (173)           -        (5,289)

Cash flows from financing activities:
  Borrowing under lines of credit                 185    123,112      120,621        1,856                    245,774
  Repayments under lines of credit                      (120,859)    (123,059)                               (243,918)
  Repayments of long-term debt                                                        (865)                      (865)
  Proceeds from issuance of stock               1,039                                                           1,039
  Purchase of treasury stock                   (3,748)                                                         (3,748)
  Intercompany dividends                                                  800         (800)                         -
  Intercompany                                  6,711      3,625      (10,663)         327                          -
                                           ----------- -----------  ----------- -----------    ---------   -----------
Cash flows from financing activities            4,187      5,878      (12,301)         518            -        (1,718)

Effect of exchange rate changes on cash                                                (31)                       (31)

Increase in cash                                    -        964        6,135           90            -         7,189
Cash, beginning of year                                    2,034        1,913        1,324                      5,271
                                           ----------- -----------  ----------- -----------    ---------   -----------

Cash, end of year                           $       -   $  2,998    $  8,048     $   1,414     $            $  12,460
                                           =========== ===========  =========== ===========    =========   ===========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                                                                     Non
                                           Guarantor     Issuer       Guarantor   Guarantor
                                             Parent     Of Notes    Subsidiaries Subsidiaries  Eliminations Consolidated
                                           ----------- -----------  ------------ ------------  -----------  ------------
Cash flows from operating activities:
  Net income (loss)                        $     (286)  $ (1,119)    $ 15,218    $   3,590    $     (58)     $ 17,345
  Adjustments to reconcile net income
  (loss) to cash flows from operating
  activities:
    Depreciation and amortization                  42      3,303        5,518        2,755                     11,618
    Deferred tax provision (benefit)                         769         (776)      (2,072)                    (2,079)
    Other                                                    112           47          115                        274
    Changes in operating assets and
    liabilities:
      Accounts, notes and leases
        receivable                                        (4,053)         240       (1,215)                    (5,028)
      Inventories                                         (2,945)      (4,148)      (1,878)          88        (8,883)
      Prepaid expense and other current
        assets                                   (363)        22          147          (57)                      (251)
      Accounts payable                            188        845         (821)        (108)                       104
      Other current liabilities                (2,347)    (3,011)       6,511        1,149          (30)        2,272
                                           ----------- -----------  ----------- -----------  -----------   -----------
Cash flows from operating activities           (2,766)    (6,077)      21,936        2,279            -        15,372

Cash flows from investing activities:
  Capital expenditures                            (46)      (963)     (34,113)      (1,070)                   (36,192)
  Proceeds from disposals of fixed assets                                              138                        138
  Changes in other assets                                    174         (789)                                   (615)
  Business acquisition, net of cash
  acquired                                                             (2,643)                                 (2,643)
                                           ----------- -----------  ----------- -----------  -----------   -----------
Cash flows from investing activities              (46)      (789)     (37,545)        (932)           -       (39,312)

Cash flows from financing activities:
  Borrowing under lines of credit                        122,393      165,893        1,429                    289,715
  Repayments under lines of credit                (31)  (122,393)    (164,468)                     (954)     (287,846)
  Proceeds from long-term debt                                         22,500                                  22,500
  Repayments of long-term debt                                           (214)        (832)                    (1,046)
  Proceeds from issuance of stock                 786                                                             786
  Purchase of treasury stock                   (7,805)                                                         (7,805)
  Intercompany dividends                                   1,095        4,800       (5,895)                         -
  Intercompany                                  9,862      4,648      (18,359)       3,849                          -
                                           ----------- -----------  ----------- -----------  -----------   -----------
Cash flows from financing activities            2,812      5,743       10,152       (1,449)        (954)       16,304

Effect of exchange rate changes on cash                                               (160)                      (160)

Decrease in cash                                    -     (1,123)      (5,457)        (262)        (954)       (7,796)
Cash, beginning of year                                    2,998        8,048        1,414                     12,460
                                           ----------- -----------  ----------- -----------  -----------   -----------

Cash, end of year                          $        -   $  1,875     $  2,591    $   1,152     $   (954)     $  4,664
                                           =========== ===========  =========== ===========  ===========   ===========

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited results of operations (in thousands except share and per share data) for the years ended December 31, 1998 and 1999.


                                                                       Year Ended December 31, 1998
                                                       --------------------------------------------------------------
                                                          First           Second            Third          Fourth
                                                         Quarter          Quarter          Quarter         Quarter
                                                       ------------     ------------     ------------    ------------
Net sales                                               $   79,100      $   73,061         $  68,646      $   72,444
Gross profit                                                26,044          24,532            21,898          26,005
Net income                                                   4,467           4,285             3,299           4,600

Basic income per share                                  $      .48      $      .46         $     .35      $      .49
Diluted income per share                                       .47             .45               .35             .49

Weighted average shares:
     Basic                                               9,364,979       9,363,932         9,331,592       9,299,079
     Diluted                                             9,528,929       9,583,293         9,473,550       9,358,837


                                                                       Year Ended December 31, 1999
                                                       --------------------------------------------------------------
                                                          First           Second            Third          Fourth
                                                         Quarter          Quarter          Quarter         Quarter
                                                       ------------     ------------     ------------    ------------
Net sales                                               $   83,134      $   76,160        $   72,707      $   72,635
Gross profit                                                27,427          24,718            22,059          26,544
Net income                                                   5,188           4,566             3,469           4,122

Basic income per share                                  $      .56      $      .49        $      .38      $      .45
Diluted income per share                                       .56             .49               .37             .45

Weighted average shares:
     Basic                                               9,265,163       9,236,363         9,241,350       9,108,935
     Diluted                                             9,337,044       9,341,506         9,323,630       9,109,043

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                          Additions
                                                          Balance at      Charged to     Deductions      Balance at
                                                          Beginning       Costs and       and Other         End
                                                           of Year         Expenses     (See Note 1)      of Year
                                                         -------------   -------------  --------------  -------------
Reserves deducted from assets to which they apply:

 Allowance for doubtful
  accounts:
     Year ended December 31, 1997                         $    7,120      $     742      $    (358) (2)   $    7,504
     Year ended December 31, 1998                              7,504            401           (393) (2)        7,512
     Year ended December 31, 1999                              7,512            209           (956) (2)        6,765

  Inventory obsolescence:
     Year ended December 31, 1997                              3,099            845           (336)            3,608
     Year ended December 31, 1998                              3,608            400            (96)            3,912
     Year ended December 31, 1999                              3,912            450           (531)            3,831

Reserves included in other current liabilities:
 Accrued warranty expense:
     Year ended December 31, 1997                              1,855          1,166           (919)            2,102
     Year ended December 31, 1998                              2,102          1,013           (768)            2,347
     Year ended December 31, 1999                              2,347            805           (822)            2,330

  Reserve for notes sold with recourse:
     Year ended December 31, 1997                                974                           343             1,317
     Year ended December 31, 1998                              1,317                           118             1,435
     Year ended December 31, 1999                              1,435                             8             1,443


Note:    (1) Includes foreign currency translation adjustments
         (2) Represents accounts written off, net of recoveries; and reclassifications to and from other accounts

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   ----------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

           Not applicable.



                             PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


ITEM 11   EXECUTIVE COMPENSATION
-------   ----------------------

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------


         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV
                                     -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
-------   ---------------------------------------------------
          ON FORM 8-K
          -----------

(a)      The following documents are filed as a part of this report:


                                                                                                   Sequential
         (1)  Financial Statements                                                                 Page Number
              --------------------                                                                 -----------

              Independent Auditors' Report                                                             20
              Consolidated Balance Sheets as of December 31, 1998 and 1999                             21
              Consolidated Statements of Operations for the
                  Years Ended December 31, 1997, 1998 and 1999                                         22
              Consolidated Statements of Stockholders' Equity for the
                  Years Ended December 31, 1997, 1998 and 1999                                         23
              Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1997, 1998 and 1999                                         24
              Notes to Consolidated Financial Statements                                               25
              Schedule II - Valuation and Qualifying Accounts                                          50


(3) EXHIBITS: The Exhibits listed below are filed as part of, or incorporated by reference into this Report.


       Exhibit                                                                                   Sequential
         No.                                Description                                          Page Number
       --------                             -----------                                          -----------
3.1      Restated Certificate of Incorporation of Registrant  (8)

3.2      Bylaws of Registrant  (6)

3.3      Amendment No. 1 to Bylaws of Registrant  (6)

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

4.5      Fourth Amendment and Agreement, dated as of April 1, 1999, to the Existing Credit Agreement, by and among The Selmer
         Company, Inc., Steinway, Inc., Steinway Musical Instruments,
         Inc., Boston Piano Company, Inc., The SMI Trust, S&B Retail,
         Inc., Emerson Musical Instruments, Inc., The Steinway Piano
         Company, Inc. and BNY Financial Corporation  (10)

4.6      Fifth Amendment, Consent, Waiver and Agreement, dated as of
         May 21, 1999, to the Existing Credit Agreement, by and among
         The Selmer Company, Inc., Steinway, Inc., Steinway Musical
         Instruments, Inc., Boston Piano Company, Inc., The SMI Trust,
         S&B Retail, Inc., Emerson Musical Instruments, Inc., The
         Steinway Piano Company, Inc. and BNY Financial Corporation (11)

4.7      Registration Rights Agreement, dated as of August 9, 1993, among Selmer
         Industries, Inc. and the purchasers of certain equity securities (1)

4.8      Indenture, dated as of May 25, 1995, among The Selmer Company,
         Inc., Selmer Industries, Inc., Steinway Musical Properties,
         Inc., Steinway, Inc., Boston Piano Company, Inc. and American
         Bank National Association, as trustee, including the forms of Notes and the Guarantee thereon (4)

4.9 Exchange Registration Rights agreement, dated as of May 25, 1995, by and among The Selmer Company, Inc., Selmer Industries, Inc., Steinway
         Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc.
         and Donaldson, Lufkin & Jenrette Corporation (4)

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

10.3     Employment Agreement, dated as of May 1, 1995, between Steinway Musical
         Properties, Inc. and Bruce Stevens (5)

10.4 Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (8)

10.5     Employment Agreement, dated as of May 1, 1995, between Steinway Musical
         Properties, Inc. and Dennis Hanson (5)

10.6 Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (8)

10.7     Employment Agreement, dated as of January 4, 1999, between the
         Registrant and Dana Messina (11)

10.8     Employment Agreement, dated as of January 4, 1999, between the
         Registrant and Kyle Kirkland (11)

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

(6) Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant's Registration Statement on Form S-1.

(7) Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-1.

(8) Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant's Annual Report on Form 10-K.

(9) Previously filed with the Commission on March 27, 1998 as an exhibit to the Registrant's Annual Report on Form 10-K.

(10) Previously filed with the Commission on May 18, 1999 as an exhibit to the Registrant's Quarterly Report on Form 10-Q.

(11) Previously filed with the Commission on August 16, 1999 as an exhibit to the Registrant's Quarterly Report on Form 10-Q.

(b)      Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended December 31, 1999:



     ITEM #   DESCRIPTION                                                        FILING DATE
     ------   -----------                                                         -----------
     5, 7     A report  announcing the IMG Licensing  Agreement;  the
              Boston Piano and Young Chang Agreement; and the acquisition of
              The O.S. Kelly Corporation                                          December 7, 1999


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STEINWAY MUSICAL INSTRUMENTS, INC.


March 30, 2000                         By  /s/  Dana D. Messina
--------------                         ------------------------
      (Date)                           Dana D. Messina


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                      Title
---------                                      -----

/s/  Dana D. Messina           Director and Chief Executive Officer            March 30, 2000
------------------------            (Principal Executive Officer)
Dana D. Messina


/s/  Dennis M. Hanson                 Chief Financial Officer                  March 30, 2000
------------------------           (Principal Financial Officer)
Dennis M. Hanson


/s/  Michael R. Vickrey              Executive Vice President                  March 30, 2000
------------------------          (Principal Accounting Officer)
Michael R. Vickrey


/s/  Kyle R. Kirkland                  Chairman of the Board                   March 30, 2000
-------------------------
Kyle R. Kirkland


/s/  Thomas T. Burzycki                      Director                          March 30, 2000
-----------------------
Thomas T. Burzycki


/s/  Bruce A. Stevens                        Director                          March 30, 2000
-------------------------
Bruce A. Stevens


/s/  Peter McMillan                          Director                          March 30, 2000
-------------------------
Peter McMillan


/s/  A. Clinton Allen                        Director                          March 30, 2000
--------------------------
A. Clinton Allen


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   THE SELMER COMPANY, INC.



March 30, 2000                                     By  /s/  Dana D. Messina
-------------------------                          -------------------------
      (Date)                                       Dana D. Messina


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                                      Title
         ---------                                      -----

         /s/  Thomas T. Burzycki               Director, President and                  March 30, 2000
         ------------------------              Chief Executive Officer
         Thomas T. Burzycki                  (Principal Executive Officer)

         /s/  Michael R. Vickrey              Executive Vice President                  March 30, 2000
         --------------------------          and Chief Financial Officer
         Michael R. Vickrey                   (Principal Financial and
                                               Accounting Officer)

         /s/  Kyle R. Kirkland                        Director                          March 30, 2000
         ---------------------------
         Kyle R. Kirkland



         /s/  Dana D. Messina                         Director                          March 30, 2000
         --------------------------
         Dana D. Messina
