Form 10-Q
period 2000-04-01
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 2000-05-16
CIK 911583, 918904

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED APRIL 1, 2000

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

Number of shares of Common Stock issued and
outstanding as of April 28, 2000:                     Class A          477,953
                                                      Ordinary       8,436,774
                                                                     ---------
                                                      Total          8,914,727
==============================================================================

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX


PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets
                  December 31, 1999 and April 1, 2000.....................................................3

              Condensed Consolidated Statements of Operations
                  Three months ended April 3, 1999 and April 1, 2000......................................4

              Condensed Consolidated Statements of Cash Flows
                  Three months ended April 3, 1999 and April 1, 2000......................................5

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................15


PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................................................16

              SIGNATURES.................................................................................17

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 DECEMBER 31,          APRIL 1,
                                                                                     1999                2000
                                                                                ---------------     ---------------
ASSETS
Current assets:
   Cash                                                                            $     4,664         $    8,410
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $6,765 and $6,831 in 1999 and 2000, respectively                   56,510             60,948
   Inventories                                                                         102,116             99,951
   Prepaid expenses and other current assets                                             2,605              3,586
   Deferred tax assets                                                                   6,059              5,950
                                                                                   -----------         ----------
Total current assets                                                                   171,954            178,845

Property, plant and equipment, net of accumulated depreciation of
        $32,602 and $34,105 in 1999 and 2000, respectively                              89,510             89,754
Other assets, net                                                                       17,308             16,407
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $4,449 and $4,601 in 1999 and 2000, respectively                30,869             30,099
                                                                                   -----------         ----------

TOTAL ASSETS                                                                       $   309,641         $  315,105
                                                                                   ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                             $     7,286         $    9,683
   Accounts payable                                                                      6,920              7,850
   Other current liabilities                                                            30,753             31,088
                                                                                   -----------         ----------
Total current liabilities                                                               44,959             48,621

Long-term debt                                                                         132,794            131,776
Deferred tax liabilities                                                                21,569             20,741
Non-current pension liability                                                           12,117             11,833
                                                                                   -----------         ----------
Total liabilities                                                                      211,439            212,971
                                                                                   -----------         ----------

Commitments and contingent liabilities
Stockholders' equity:
   Common stock                                                                              9                  9
   Additional paid in capital                                                           71,031             71,217
   Retained earnings                                                                    48,488             53,695
   Accumulated other comprehensive income                                               (7,857)            (9,093)
   Treasury stock, at cost                                                             (13,469)           (13,694)
                                                                                   -----------         ----------
Total stockholders' equity                                                              98,202            102,134
                                                                                   -----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   309,641         $  315,105
                                                                                   ===========         ==========

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                  ------------------------------
                                                                                    April 3,        April 1,
                                                                                      1999            2000
                                                                                  --------------  --------------
Net sales                                                                          $    83,134       $  87,775
Cost of sales                                                                           55,707          61,171
                                                                                  --------------  --------------

Gross profit                                                                            27,427          26,604

Operating expenses:
   Sales and marketing                                                                  10,294           9,022
   General and administrative                                                            4,289           4,577
   Amortization                                                                            968             922
   Other operating expense                                                                  80             116
                                                                                  --------------  --------------
Total operating expenses                                                                15,631          14,637
                                                                                  --------------  --------------

Income from operations                                                                  11,796          11,967

Interest expense, net                                                                    2,864           3,365
Other (income) expense, net                                                                 49            (155)
                                                                                  --------------  --------------

Income before income taxes                                                               8,883           8,757

Provision for income taxes                                                               3,695           3,550
                                                                                  --------------  --------------

Net income                                                                         $     5,188       $   5,207
                                                                                  ==============  ==============
Net income per share:
    Basic                                                                          $       .56       $     .58
                                                                                  ==============  ==============
    Diluted                                                                        $       .56       $     .58
                                                                                  ==============  ==============

Weighted average shares:
    Basic                                                                            9,265,163       8,924,535
                                                                                  ==============  ==============
    Diluted                                                                          9,337,044       8,934,965
                                                                                  ==============  ==============

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                    -----------------------------
                                                                                     April 3,         April 1,
                                                                                       1999             2000
                                                                                   --------------   --------------
Cash flows from operating activities:
  Net income                                                                         $    5,188        $   5,207
  Adjustments to reconcile net income to
    cash flows from operating activities:
    Depreciation and amortization                                                         2,802            2,949
    Deferred tax benefit                                                                   (481)            (398)
    Other                                                                                   (33)              12
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                              (7,966)          (4,187)
      Inventories                                                                           639            1,710
      Prepaid expense and other current assets                                             (615)            (958)
      Accounts payable                                                                     (386)             988
      Other current liabilities                                                           2,564              809
                                                                                   --------------   --------------
Cash flows from operating activities                                                      1,712            6,132

Cash flows from investing activities:
  Capital expenditures                                                                  (31,588)          (2,109)
  Proceeds from disposals of fixed assets                                                    89               78
  Business acquisition, net of cash acquired                                                              (2,340)
  Changes in other assets                                                                  (428)             185
                                                                                   --------------   --------------
Cash flows from investing activities                                                    (31,927)          (4,186)

Cash flows from financing activities:
  Net borrowings under lines of credit                                                    3,036            2,157
  Proceeds from long-term debt                                                           22,500
  Repayments of long-term debt                                                             (289)            (433)
  Proceeds from issuance of stock                                                            76              186
  Purchase of treasury stock                                                               (668)            (225)
                                                                                   --------------   --------------
Cash flows from financing activities                                                     24,655            1,685

Effect of foreign exchange rate changes on cash                                             (91)             115
                                                                                   --------------   --------------

Increase (decrease) in cash                                                              (5,651)           3,746
Cash, beginning of period                                                                12,460            4,664
                                                                                   --------------   --------------

Cash, end of period                                                                  $    6,809        $   8,410
                                                                                   ==============   ==============

Supplemental Cash Flow Information
    Interest paid                                                                    $      135        $     403
                                                                                   ==============   ==============
    Taxes paid                                                                       $    4,690        $   3,596
                                                                                   ==============   ==============

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the three months ended April 3, 1999 and April 1, 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1999, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the entire year.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly owned subsidiaries, including The Selmer Company, Inc. ("Selmer") and The Steinway Piano Company, Inc. ("Steinway"). Significant intercompany balances have been eliminated in consolidation.

     RECLASSIFICATIONS - Certain reclassifications of 1999 amounts have been made to conform to the 2000 financial statement presentation.

     INCOME PER SHARE - Basic income per share is computed using the weighted average number of shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options using the treasury stock method. A reconciliation of the weighted average shares used for the basic and diluted computations for the three month periods ended April 3, 1999 and April 1, 2000 is as follows:


                                                              Three months ended
                                                             -------------------
                                                             1999           2000
                                                             ----           ----
Weighted average shares:
     For basic income per share                             9,265,163      8,924,535
     Dilutive effect of stock options                          71,881         10,430
                                                            ---------      ---------
     For diluted income per share                           9,337,044      8,934,965
                                                            =========      =========

     COMPREHENSIVE INCOME - Other comprehensive income (loss) is comprised of foreign currency translation adjustments. Total comprehensive income for the three month periods ended April 3, 1999 and April 1, 2000 is as follows:


                                                              Three months ended
                                                              ------------------
                                                             1999           2000
                                                             ----           ----
     Net income                                           $  5,188        $  5,207
     Other comprehensive loss                               (2,553)         (1,236)
                                                          --------        --------
     Total comprehensive income                           $  2,635        $  3,971
                                                          ========        ========

(3)  INVENTORIES

     Inventories consist of the following:


                                                                 December 31,       April 1,
                                                                     1999             2000
                                                                 --------------   --------------
Raw materials                                                    $   15,791       $   13,294
Work in process                                                      37,921           39,159
Finished goods                                                       48,404           47,498
                                                                 ----------       ----------
Total                                                             $ 102,116       $   99,951
                                                                 ==========       ==========

(4)  OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net consists of the following:


                                                                      Three months ended
                                                                 ------------------------------
                                                                   April 3,        April 1,
                                                                     1999            2000
                                                                 --------------  --------------
West 57th Building income                                         $      -         $  (1,163)
West 57th Building expenses                                                              814
Foreign exchange loss, net                                              129              295
Miscellaneous                                                           (80)            (101)
                                                                  ---------        ---------
Other (income) expense, net                                       $      49        $    (155)
                                                                  =========        =========

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

(6)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:


                                                                                       Three Months Ended
                                              December 31,        April 1,         April 3,          April 1,
                                                  1999              2000             1999              2000
                                             ---------------   ---------------  ---------------   ---------------
Current assets                                   $ 169,295         $ 175,859
Total assets                                       306,516           311,668
Current liabilities                                 58,569            64,983
Stockholder's equity                               110,811           114,841
Total revenues                                                                     $   82,388        $   86,854
Gross profit                                                                           27,188            26,382
Net income                                                                              5,240             5,266

(7)  SEGMENT INFORMATION

     The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. These segments were selected based upon the way in which management oversees and evaluates the results of each operation. The following tables present information about the Company's operating segments for the three month periods ended April 3, 1999 and April 1, 2000:


THREE MONTHS ENDED 1999                  Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                              --------  -------   -------   -----   --------   ------   ------    -----      -----
Revenues from external
    customers                  $26,068   $8,996    $4,455   $39,519  $42,689      $926   $43,615   $    -   $83,134
Net income                         732      323       245     1,300    1,174        18     1,192     2,696    5,188


THREE MONTHS ENDED 2000                  Piano Segment               Band and Orchestral Segment  Other &   Consol
                              ------------------------------------  ------------------------------
                                 US     Germany    Other    Total      US       Other    Total     Elim      Total
                              --------  -------   -------   -----   --------   ------   ------    -----      -----
Revenues from external
    customers                  $30,184   $9,447    $4,558   $44,189  $42,502    $1,084   $43,586   $     -  $87,775
Net income (loss)                  758      348       284     1,390    1,010        (9)    1,001     2,816    5,207

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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  APRIL 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            Non
                                               Guarantor     Issuer      Guarantor       Guarantor
                                                 Parent     Of Notes    Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                               ----------- -----------  -----------     -----------   ------------   ------------
ASSETS
Current assets:
   Cash                                          $      -      $   7,568    $     341     $   1,777     $  (1,276)    $   8,410
   Accounts, notes and leases receivable, net                     45,462        5,098        10,388                      60,948

   Inventories                                                    35,542       39,108        26,399        (1,098)       99,951
   Prepaid expenses and other current assets           386         2,143          214           843                       3,586
   Deferred tax assets                                               560         2,751        3,612          (973)        5,950
                                                 ---------     ---------    ---------     ---------     ---------     ---------
Total current assets                                   386        91,275       47,512        43,019        (3,347)      178,845

Property, plant and equipment, net                      92        13,507       61,820        14,335                      89,754
Investment in subsidiaries                          71,143       169,387       56,147                    (296,677)            -
Other assets, net                                      613           664       11,157         5,053        (1,080)       16,407
Cost in excess of fair value
    of net assets acquired, net                                    9,029       10,776        10,294                      30,099
                                                 ---------     ---------    ---------     ---------     ---------     ---------

TOTAL ASSETS                                     $  72,234     $ 283,862    $ 187,412     $  72,701     $(301,104)    $ 315,105
                                                 =========     =========    =========     =========     =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt                  $      -     $        -    $     456     $   9,227     $      -      $   9,683
   Accounts payable                                     15         2,779        3,755         1,301                       7,850
   Other current liabilities                       (15,933)        9,773       30,263         9,261        (2,276)       31,088
                                                 ---------     ---------    ---------     ---------     ---------     ---------
Total current liabilities                          (15,918)       12,552       34,474        19,789        (2,276)       48,621

Long-term debt                                         216       110,000       22,650           186        (1,276)      131,776
Intercompany                                        31,079        74,190     (110,528)        5,259                           -
Deferred tax liabilities                                           2,440        9,049         9,252                      20,741
Non-current pension liability                                                                11,833                      11,833
                                                 ---------     ---------    ---------     ---------     ---------     ---------
Total liabilities                                   15,377       199,182      (44,355)       46,319        (3,552)      212,971

Stockholders' equity                                56,857        84,680      231,767        26,382      (297,552)      102,134
                                                 ---------     ---------    ---------     ---------     ---------     ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $  72,234     $ 283,862    $ 187,412     $  72,701     $(301,104)    $ 315,105
                                                 =========     =========    =========     =========     =========     =========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED APRIL 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Non
                                       Guarantor      Issuer      Guarantor      Guarantor
                                         Parent      of Notes    Subsidiaries  Subsidiaries Eliminations  Consolidated
                                       -----------  -----------  -----------   ------------ ------------  -----------
Net sales                              $        -   $   41,826   $   33,135    $ 15,981     $ (3,167)     $ 87,775
Cost of sales                                           30,868       22,976      10,406       (3,079)       61,171
                                       -----------  -----------  ----------- ------------ ------------  -----------

Gross profit                                    -       10,958       10,159       5,575          (88)       26,604

Operating expenses:
  Sales and marketing                                    2,841        3,744       2,441           (4)        9,022
  General and administrative                  776        1,377        1,275       1,149                      4,577
  Amortization                                              69          556         297                        922
  Other operating (income) expense           (614)         (67)         504         289            4           116
                                        ----------  -----------  ----------- ------------ ------------  -----------
Total operating expenses                      162        4,220        6,079       4,176            -        14,637
                                       -----------  -----------  ----------- ------------ ------------  -----------
Income (loss) from operations                (162)       6,738        4,080       1,399          (88)       11,967
Interest (income) expense, net                           4,888       (1,666)        143                      3,365
Other (income) expense, net                                            (120)        (35)                      (155)
                                       -----------  -----------  ----------- ------------ ------------  -----------
Income (loss) before income taxes            (162)       1,850        5,866       1,291          (88)        8,757

Provision for (benefit of) income taxes       (71)         887        2,155         625          (46)        3,550
                                       -----------  -----------  ----------- ------------ ------------  -----------

Net income (loss)                      $      (91)  $      963   $   3,711     $    666     $    (42)     $  5,207
                                       ===========  ===========  =========== ============ ============  ===========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           Non
                                                   Guarantor     Issuer     Guarantor    Guarantor
                                                     Parent     Of Notes   Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ----------  ----------- -----------  -----------   ------------  -------------
Cash flows from operating activities:
  Net income (loss)                                 $   (91)    $   963     $ 3,711     $   666       $    (42)     $  5,207
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                        12         702       1,574         661                        2,949
    Deferred tax benefit                                                       (202)       (196)                        (398)
    Other                                                            65           4         (57)                          12
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                      (4,500)        262          51                       (4,187)
      Inventories                                                 6,001      (3,241)     (1,138)            88         1,710
      Prepaid expense and other current assets          101        (679)         82        (462)                        (958)
      Accounts payable                                 (173)        229         805         127                          988
      Other current liabilities                      (2,632)      1,896       1,279         312            (46)          809
                                                    -------     -------     -------     -------       --------       -------
Cash flows from operating activities                 (2,783)      4,677       4,274         (36)            --         6,132

Cash flows from investing activities:
  Capital expenditures                                   (1)     (1,204)       (799)       (105)                      (2,109)
  Proceeds from disposals of fixed assets                                                    78                           78
  Business acquisition, net of cash acquired                                             (2,340)                      (2,340)
  Changes in other assets                                           207                     (22)                         185
                                                    -------     -------     -------     -------       --------       -------
Cash flows from investing activities                     (1)       (997)       (799)     (2,389)            --        (4,186)

Cash flows from financing activities:
  Net borrowings (repayments) under
     lines of credit                                     12                    (382)      2,849           (322)        2,157
  Repayments of long-term debt                                                 (240)       (193)                        (433)
  Proceeds from issuance of stock                       186                                                              186
  Purchase of treasury stock                           (225)                                                            (225)
  Intercompany transactions                           2,811       2,013      (5,103)        279                           --
                                                    -------     -------     -------     -------       --------       -------
Cash flows from financing activities                  2,784       2,013      (5,725)      2,935           (322)        1,685

Effect of exchange rate changes on cash                                                     115                          115

Increase (decrease) in cash                            --         5,693      (2,250)        625           (322)        3,746
Cash, beginning of period                                         1,875       2,591       1,152           (954)        4,664
                                                    -------     -------     -------     -------       --------       -------

Cash, end of period                                 $  --       $ 7,568     $   341     $ 1,777       $ (1,276)      $ 8,410
                                                    =======     =======     =======     =======       ========       =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments.

         Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, increased competition, exchange rate fluctuations, and the availability of production capacity and qualified workers which could cause actual results to differ materially from those indicated herein. Further information on these risk factors is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its Final Prospectus filed in August 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE MONTHS ENDED APRIL 3, 1999

         NET SALES - Net sales increased $4.6 million (6%) to $87.8 million in the first quarter of 2000. This growth occurred in the piano segment where piano sales increased $4.7 million (12%) over the prior year period. Overall piano shipments increased 7%, with domestic shipments increasing 13%. Band and orchestral instrument sales remained flat against the prior year period despite a slight increase in unit shipments. This increase was offset by a decrease in average selling prices attributable to a change in the volume incentive program offered to band dealers. Rebate programs previously offered to these dealers, the cost of which was included in operating expenses, were replaced with price discount programs.

         GROSS PROFIT - Gross profit decreased by $0.8 million (3%) to $26.6 million in the first quarter of 2000. Gross margins decreased from 33.0% in 1999 to 30.3% in 2000. Piano margins decreased from 36.6% in 1999 to 34.3% in 2000 primarily due to a yen driven cost increase in the Boston line. Lower average selling prices and production inefficiencies adversely affected band instrument margins causing a decline from 29.8% in 1999 to 26.2% in 2000.

         OPERATING EXPENSES - Operating expenses decreased by $1.0 million (6%) to $14.6 million in the first quarter of 2000. This decrease was primarily due to the replacement of rebate programs, which generated $0.9 million of expense in the prior year period, with price discount programs. Expenses as a percentage of sales decreased from 18.8% in 1999 to 16.7% in 2000.

         OTHER EXPENSE, NET - Other expenses increased by $0.3 million (10%) to $3.2 million in the first quarter of 2000. An increase in net interest expense of $0.5 million, primarily relating to the West 57th Building term loan, was offset by $0.4 million of income generated by the leasing of that property. Net foreign currency exchange losses also increased by $0.2 million in 2000.

         INCOME TAXES - The Company's effective tax rate improved slightly from 41.6% in 1999 to 40.5% in 2000 primarily due to increased absorption of foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

         Cash provided by operations in the first quarter was $1.7 million in 1999 and $6.1 million in 2000. A decrease in net working capital requirements of $4.1 million contributed to the increase.

         The Company acquired the building that includes the Steinway Hall retail showroom in New York City in the first quarter of 1999 for $30.8 million. Additional capital expenditures of $0.8 million and $2.1 million in the first quarter of 1999 and 2000, respectively, were primarily used for the purchase of new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

         In January 2000, the Company's subsidiary, Steinway & Sons, acquired Pianohaus Karl Lang, located in Munich, Germany, for approximately $2.3 million. Pianohaus Karl Lang is Germany's largest retail piano store and is expected to strengthen Steinway's foreign distribution network.

         The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic lender (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. The Credit Facility bears interest at the Eurodollar rate plus 1.25% and expires April 1, 2004. As of April 1, 2000, no amounts were outstanding and additional availability was approximately $60 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 30 million Deutsche marks ($14.7 million at the April 1, 2000 exchange rate).

         The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes and $21.6 million outstanding on a real estate term loan. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends. Beginning on June 1, 2000, the Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, at 104.125% of the principal amount plus accrued and unpaid interest thereon to the applicable redemption date.

         During the first quarter of 2000, the Company repurchased 11,700 shares of its common stock at a cost of $0.2 million.

         The Company has undertaken a major initiative to effect fundamental changes in its band instrument manufacturing operations in 2000. New three-year contracts with the unions representing Selmer's employees were completed at the end of the first quarter. The project to implement the contract changes is expected to take up to twenty-four months to complete and will require an investment of approximately $2.0 million in 2000. While there will be certain short-term expenses and production disruption associated with this project, the long-term benefits are expected to be improved production flow, efficiency and quality.

         Management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2000.


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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates its foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts. These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The Company's Credit Facility and real estate term loan bear interest at rates that fluctuate with changes in the Eurodollar rate and the Libor rate, respectively. Substantially all of the Company's long-term debt, except the term loan referred to above, is at fixed interest rates. Accordingly, the Company's interest expense on its Credit Facility and real estate term loan and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II  OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT #              DESCRIPTION
     ---------              -----------
         27.1.    Steinway Musical Instruments, Inc. - Financial Data Schedule

         27.2     The Selmer Company, Inc. - Financial Data Schedule


     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended April 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.




                            STEINWAY MUSICAL INSTRUMENTS, INC.

                            /s/   Dana D. Messina
                            ---------------------------------------------------
                            Dana D. Messina
                            Director, President and Chief Executive Officer

                            /s/   Dennis M. Hanson
                            ---------------------------------------------------
                            Dennis M. Hanson
                            Senior Executive Vice President and
                            Chief Financial Officer


                            THE SELMER COMPANY, INC.

                            /s/   Thomas T. Burzycki
                            ---------------------------------------------------
                            Thomas T. Burzycki
                            Director, President and Chief Executive Officer

                            /s/   Michael R. Vickrey
                            ---------------------------------------------------
                            Michael R. Vickrey
                            Executive Vice President and Chief Financial Officer


Date:   May 16, 2000