Form 10-Q
period 2000-07-01
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 2000-08-14
CIK 911583, 918904

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes /X/ No / /

Number of shares of Common Stock issued and outstanding as of July 31, 2000:
     Class A          477,953
     Ordinary       8,453,547
                    ---------
     Total          8,931,500

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
            December 31, 1999 and July 1, 2000....................................... 3

          Condensed Consolidated Statements of Operations
            Three months and six months ended July 3, 1999 and July 1, 2000.......... 4

          Condensed Consolidated Statements of Cash Flows
            Six months ended July 3, 1999 and July 1, 2000........................... 5

          Notes to Condensed Consolidated Financial Statements....................... 6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS................................................13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................16


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................17

          SIGNATURES.................................................................18

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               DECEMBER 31,    JULY 1,
                                                                                  1999          2000
                                                                                --------      --------
ASSETS
Current assets:
     Cash                                                                       $  4,664      $  4,273
     Accounts, notes and leases receivable, net of allowance for
       bad debts of $6,765 and $6,854 in 1999 and 2000, respectively              56,510        75,645
     Inventories                                                                 102,116       107,336
     Prepaid expenses and other current assets                                     2,605         3,399
     Deferred tax assets                                                           6,059         5,951
                                                                                --------      --------
Total current assets                                                             171,954       196,604

Property, plant and equipment, net of accumulated depreciation of
  $32,602 and $32,844 in 1999 and 2000, respectively                              89,510        90,046
Other assets, net                                                                 17,308        15,747
Cost in excess of fair value of net assets acquired, net of accumulated
  amortization of $4,449 and $4,817 in 1999 and 2000, respectively                30,869        29,867
                                                                                --------      --------

TOTAL ASSETS                                                                    $309,641      $332,264
                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt                        $  7,286      $  8,980
     Accounts payable                                                              6,920         6,600
     Other current liabilities                                                    30,753        28,802
                                                                                --------      --------
Total current liabilities                                                         44,959        44,382

Long-term debt                                                                   132,794       149,570
Deferred tax liabilities                                                          21,569        20,342
Non-current pension liability                                                     12,117        11,961
                                                                                --------      --------
Total liabilities                                                                211,439       226,255
                                                                                --------      --------

Commitments and contingent liabilities

Stockholders' equity:
     Common stock                                                                      9             9
     Additional paid in capital                                                   71,031        71,229
     Retained earnings                                                            48,488        58,208
     Accumulated other comprehensive income                                       (7,857)       (9,485)
     Treasury stock, at cost                                                     (13,469)      (13,952)
                                                                                --------      --------
Total stockholders' equity                                                        98,202       106,009
                                                                                --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $309,641      $332,264
                                                                                ========      ========

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 Three Months Ended               Six Months Ended
                                             --------------------------      --------------------------
                                               July 3,         July 1,         July 3,         July 1,
                                                1999            2000            1999            2000
                                             ----------      ----------      ----------      ----------
Net sales                                    $   76,160      $   77,824      $  159,294      $  165,599
Cost of sales                                    51,442          52,890         107,149         114,061
                                             ----------      ----------      ----------      ----------

Gross profit                                     24,718          24,934          52,145          51,538

Operating expenses:
     Sales and marketing                          8,816           8,749          19,110          17,771
     General and administrative                   4,176           4,511           8,515           9,088
     Amortization                                   989             902           1,957           1,824
     Other operating expense                         50             108              80             224
                                             ----------      ----------      ----------      ----------
Total operating expenses                         14,031          14,270          29,662          28,907
                                             ----------      ----------      ----------      ----------

Income from operations                           10,687          10,664          22,483          22,631

Interest expense, net                             3,449           3,602           6,313           6,967
Other (income) expense, net                        (411)           (521)           (362)           (676)
                                             ----------      ----------      ----------      ----------

Income before income taxes                        7,649           7,583          16,532          16,340

Provision for income taxes                        3,083           3,070           6,778           6,620
                                             ----------      ----------      ----------      ----------

Net income                                   $    4,566      $    4,513      $    9,754      $    9,720
                                             ==========      ==========      ==========      ==========


Net income per share:
     Basic                                   $      .49      $      .51      $     1.05      $     1.09
                                             ==========      ==========      ==========      ==========
     Diluted                                 $      .49      $      .51      $     1.04      $     1.09
                                             ==========      ==========      ==========      ==========

Weighted average shares:
     Basic                                    9,236,363       8,906,604       9,250,763       8,915,569
                                             ==========      ==========      ==========      ==========
     Diluted                                  9,341,506       8,906,606       9,341,908       8,915,589
                                             ==========      ==========      ==========      ==========

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                      ----------------------
                                                                       July 3,       July 1,
                                                                        1999          2000
                                                                      --------      --------
Cash flows from operating activities:
     Net income                                                       $  9,754      $  9,720
     Adjustments to reconcile net income to
       cash flows from operating activities:
          Depreciation and amortization                                  5,811         5,833
          Deferred tax benefit                                          (1,003)         (781)
          Other                                                             72            67
          Changes in operating assets and liabilities:
               Accounts, notes and leases receivable                   (20,876)      (19,116)
               Inventories                                              (3,573)       (6,277)
               Prepaid expenses and other current assets                  (294)         (787)
               Accounts payable                                           (839)         (239)
               Other current liabilities                                (1,423)       (1,300)
                                                                      --------      --------
Cash flows from operating activities                                   (12,371)      (12,880)

Cash flows from investing activities:
     Capital expenditures                                              (32,690)       (4,223)
     Proceeds from disposals of fixed assets                               138           121
     Business acquisition, net of cash acquired                                       (2,340)
     Changes in other assets                                              (514)          196
                                                                      --------      --------
Cash flows from investing activities                                   (33,066)       (6,246)

Cash flows from financing activities:
     Net borrowings under lines of credit                               15,415        19,583
     Proceeds from long-term debt                                       22,500
     Repayments of long-term debt                                         (658)         (689)
     Proceeds from issuance of stock                                       196           198
     Purchase of treasury stock                                         (1,253)         (483)
                                                                      --------      --------
Cash flows from financing activities                                    36,200        18,609

Effect of foreign exchange rate changes on cash                           (132)          126
                                                                      --------      --------

Decrease in cash                                                        (9,369)         (391)
Cash, beginning of period                                               12,460         4,664
                                                                      --------      --------

Cash, end of period                                                   $  3,091      $  4,273
                                                                      ========      ========

Supplemental Cash Flow Information
     Interest paid                                                    $  6,738      $  7,133
                                                                      ========      ========
     Taxes paid                                                       $  7,881      $  9,805
                                                                      ========      ========

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the three month and six month periods ended July 3, 1999 and July 1, 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1999, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months and six months ended July 1, 2000 are not necessarily indicative of the results that may be expected for the entire year.


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

     INCOME PER SHARE - Basic income per share is computed using the weighted average number of shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options using the treasury stock method. A reconciliation of the weighted average shares used for the basic and diluted computations for the three month and six month periods ended July 3, 1999 and July 1, 2000 is as follows:

                                                   Three Months Ended                 Six Months Ended
                                               --------------------------        --------------------------
                                                  1999             2000             1999             2000
                                               ---------        ---------        ---------        ---------
Weighted average shares:
     For basic income per share                9,236,363        8,906,604        9,250,763        8,915,569
     Dilutive effect of stock options            105,143                2           91,145               20
                                               ---------        ---------        ---------        ---------
     For diluted income per share              9,341,506        8,906,606        9,341,908        8,915,589
                                               =========        =========        =========        =========

     COMPREHENSIVE INCOME - Other comprehensive income (loss) is comprised of foreign currency translation adjustments. Total comprehensive income for the three month and six month periods ended July 3, 1999 and July 1, 2000 is as follows:

                                              Three Months Ended         Six Months Ended
                                             --------------------      --------------------
                                               1999         2000         1999         2000
                                             -------      -------      -------      -------
     Net income                              $ 4,566      $ 4,513      $ 9,754      $ 9,720
     Other comprehensive loss                 (1,326)        (392)      (3,879)      (1,628)
                                             -------      -------      -------      -------
     Total comprehensive income              $ 3,240      $ 4,121      $ 5,875      $ 8,092
                                             =======      =======      =======      =======

(3)  INVENTORIES

     Inventories consist of the following:

                                  December 31,   July 1,
                                     1999         2000
                                   --------     --------
Raw materials                      $ 15,791     $ 14,668
Work in process                      37,921       41,647
Finished goods                       48,404       51,021
                                   --------     --------
Total                              $102,116     $107,336
                                   ========     ========

(4)  OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net consists of the following:

                                              Three Months Ended         Six Months Ended
                                             --------------------      --------------------
                                             July 3,      July 1,      July 3,      July 1,
                                               1999         2000         1999         2000
                                             -------      -------      -------      -------
West 57th Building income                    $(1,189)     $(1,164)     $(1,189)     $(2,327)
West 57th Building expenses                      826          813          826        1,627
Foreign exchange (gain) loss, net                 73          (47)         202          248
Miscellaneous                                   (121)        (123)        (201)        (224)
                                             -------      -------      -------      -------

Other (income) expense, net                  $  (411)     $  (521)     $  (362)     $  (676)
                                             =======      =======      =======      =======

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

(6)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:

                                                                Six Months Ended
                                 December 31,    July 1,      July 3,      July 1,
                                     1999         2000         1999         2000
                                   --------     --------     --------     --------
Current assets                     $169,295     $193,433
Total assets                        306,516      328,615
Current liabilities                  58,569       60,533
Stockholder's equity                110,811      119,077
Total revenues                                               $157,717     $163,930
Gross profit                                                   51,665       51,163
Net income                                                      9,833        9,894

(7)  SEGMENT INFORMATION

     The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. These segments were selected based upon the way in which management oversees and evaluates the results of each operation. The following tables present information about the Company's operating segments for the three month and six month periods ended July 3, 1999 and July 1, 2000:

THREE MONTHS ENDED 1999                Piano Segment              Band and Orchestral Segment
                            -----------------------------------   --------------------------    Other &  Consol
                              U.S.    Germany  Other     Total      U.S.     Other    Total      Elim     Total
                            -------   -------  ------   -------   -------    -----   -------    ------   -------
Revenues from external
  customers                 $29,101   $8,879   $4,401   $42,381   $32,970    $809    $33,779    $   --   $76,160
Net income (loss)             1,353      281      472     2,106      (140)     (3)      (143)    2,603     4,566

THREE MONTHS ENDED 2000                Piano Segment              Band and Orchestral Segment
                            -----------------------------------   --------------------------    Other &  Consol
                              U.S.    Germany  Other     Total      U.S.     Other    Total      Elim     Total
                            -------   -------  ------   -------   -------    -----   -------    ------   -------
Revenues from external
  customers                 $31,064  $ 8,100   $4,788   $43,952   $32,915    $957    $33,872    $   --   $77,824
Net income (loss)             1,103      134      408     1,645        22     (23)        (1)    2,869     4,513

SIX MONTHS ENDED 1999                  Piano Segment              Band and Orchestral Segment
                            -----------------------------------   --------------------------    Other &  Consol
                              U.S.    Germany  Other     Total      U.S.     Other    Total      Elim     Total
                            -------   -------  ------   -------   -------    -----   -------    ------   -------
Revenues from external
  customers                 $55,169  $17,875   $8,856   $81,900   $75,659    $1,735  $77,394    $   --   $159,294
Net income                    2,085      604      717     3,406     1,034        15    1,049     5,299      9,754

SIX MONTHS ENDED 2000                  Piano Segment              Band and Orchestral Segment
                            -----------------------------------   --------------------------    Other &  Consol
                              U.S.    Germany  Other     Total      U.S.     Other    Total      Elim     Total
                            -------   -------  ------   -------   -------    -----   -------    ------   -------
Revenues from external
  customers                 $61,248  $17,547   $9,346   $88,141   $75,417    $2,041  $77,458    $   --   $165,599
Net income (loss)             1,861      482      692     3,035     1,032       (32)   1,000     5,685      9,720

(8)  SUMMARY OF GUARANTEES

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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JULY 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Non
                                                    Guarantor      Issuer     Guarantor     Guarantor
                                                     Parent       Of Notes   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    --------      --------   ------------  ------------  ------------  ------------
ASSETS
Current assets:
     Cash                                           $     --      $    617     $   2,002      $ 1,654     $      --      $  4,273
     Accounts, notes and leases receivable, net                     59,669         7,220        8,756                      75,645
     Inventories                                                    37,321        43,435       27,600        (1,020)      107,336
     Prepaid expenses and other current assets           299         2,281           268          551                       3,399
     Deferred tax assets                                               560         2,761        3,603          (973)        5,951
                                                    --------      --------     ---------      -------     ---------      --------
Total current assets                                     299       100,448        55,686       42,164        (1,993)      196,604

Property, plant and equipment, net                       108        13,100        62,257       14,581                      90,046
Investment in subsidiaries                            71,143       169,387        56,147                   (296,677)           --
Other assets, net                                        613           653        10,678        4,824        (1,021)       15,747
Cost in excess of fair value
  of net assets acquired, net                                        8,961        10,700       10,206                      29,867
                                                    --------      --------     ---------      -------     ---------      --------

TOTAL ASSETS                                        $ 72,163      $292,549     $ 195,468      $71,775     $(299,691)     $332,264
                                                    ========      ========     =========      =======     =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current
       portion of long-term debt                    $     --      $     --     $     218      $ 8,762     $      --      $  8,980
     Accounts payable                                     43         2,252         2,604        1,701                       6,600
     Other current liabilities                       (15,722)        3,764        34,230        8,748        (2,218)       28,802
                                                    --------      --------     ---------      -------     ---------      --------
Total current liabilities                            (15,679)        6,016        37,052       19,211        (2,218)       44,382

Long-term debt                                            30       123,538        26,002                                  149,570
Intercompany                                          31,304        75,919      (112,244)       5,021                          --
Deferred tax liabilities                                             2,440         8,862        9,040                      20,342
Non-current pension liability                                                                  11,961                      11,961
                                                    --------      --------     ---------      -------     ---------      --------
Total liabilities                                     15,655       207,913       (40,328)      45,233        (2,218)      226,255

Stockholders' equity                                  56,508        84,636       235,796       26,542      (297,473)      106,009
                                                    --------      --------     ---------      -------     ---------      --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $ 72,163      $292,549     $ 195,468      $71,775     $(299,691)     $332,264
                                                    ========      ========     =========      =======     =========      ========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED JULY 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Non
                                                    Guarantor      Issuer     Guarantor     Guarantor
                                                     Parent       Of Notes   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    --------      --------   ------------  ------------  ------------  ------------
Net sales                                           $     --      $ 74,180     $  66,476      $30,907     $  (5,964)     $165,599
Cost of sales                                                       53,931        45,737       20,347        (5,954)      114,061
                                                    --------      --------     ---------      -------     ---------      --------

Gross profit                                              --        20,249        20,739       10,560           (10)       51,538

Operating expenses:
     Sales and marketing                                             5,573         7,504        4,732           (38)       17,771
     General and administrative                        1,614         2,647         2,559        2,268                       9,088
     Amortization                                                      137         1,111          576                       1,824
     Other operating (income) expense                 (1,255)         (106)        1,007          540            38           224
                                                    --------      --------     ---------      -------     ---------      --------
Total operating expenses                                 359         8,251        12,181        8,116            --        28,907
                                                    --------      --------     ---------      -------     ---------      --------

Income (loss) from operations                           (359)       11,998         8,558        2,444           (10)       22,631

Interest (income) expense, net                                       9,952        (3,282)         297                       6,967
Other (income) expense, net                                                         (576)        (100)                       (676)
                                                    --------      --------     ---------      -------     ---------      --------

Income (loss) before income taxes                       (359)        2,046        12,416        2,247           (10)       16,340

Provision for (benefit of) income taxes                 (165)        1,127         4,676        1,029           (47)        6,620
                                                    --------      --------     ---------      -------     ---------      --------

Net income (loss)                                   $   (194)     $    919     $   7,740      $ 1,218     $      37      $  9,720
                                                    ========      ========     =========      =======     =========      ========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JULY 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Non
                                                    Guarantor      Issuer     Guarantor     Guarantor
                                                     Parent       Of Notes   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    --------      --------   ------------  ------------  ------------  ------------
Cash flows from operating activities:
   Net income (loss)                                $   (194)     $    919     $   7,740      $ 1,218     $      37      $  9,720
   Adjustments to reconcile net income (loss)
     to cash flows from operating activities:
      Depreciation and amortization                       22         1,403         3,111        1,297                       5,833
      Deferred tax benefit                                                          (399)        (382)                       (781)
      Other                                                            130             8          (71)                         67
      Changes in operating assets and liabilities:
         Accounts, notes and leases receivable                     (18,732)       (1,864)       1,480                     (19,116)
         Inventories                                                 4,222        (7,664)      (2,845)          10         (6,277)
         Prepaid expenses and other current assets       188          (817)           28         (186)                       (787)
         Accounts payable                               (145)         (298)         (346)         550                        (239)
         Other current liabilities                    (2,421)       (4,113)        5,247           34           (47)       (1,300)
                                                    --------      --------     ---------      -------     ---------      --------
Cash flows from operating activities                  (2,550)      (17,286)        5,861        1,095            --       (12,880)

Cash flows from investing activities:
   Capital expenditures                                  (27)       (1,470)       (2,122)        (604)                     (4,223)
   Proceeds from disposals of fixed assets                                                        121                         121
   Business acquisition, net of cash acquired                                                  (2,340)                     (2,340)
   Changes in other assets                                             218                        (22)                        196
                                                    --------      --------     ---------      -------     ---------      --------
Cash flows from investing activities                     (27)       (1,252)       (2,122)      (2,845)           --        (6,246)

Cash flows from financing activities:
   Net borrowings (repayments) under
     lines of credit                                    (174)       13,538         2,806        2,459           954        19,583
   Repayments of long-term debt                                                     (314)        (375)                       (689)
   Proceeds from issuance of stock                       198                                                                  198
   Purchase of treasury stock                           (483)                                                                (483)
   Intercompany transactions                           3,036         3,742        (6,820)          42                          --
                                                    --------      --------     ---------      -------     ---------      --------
Cash flows from financing activities                   2,577        17,280        (4,328)       2,126           954        18,609

Effect of exchange rate changes on cash                                                           126                         126
                                                    --------      --------     ---------      -------     ---------      --------

Increase (decrease) in cash                               --        (1,258)         (589)         502           954          (391)
Cash, beginning of period                                            1,875         2,591        1,152          (954)        4,664
                                                    --------      --------     ---------      -------     ---------      --------

Cash, end of period                                 $     --      $    617     $   2,002      $ 1,654     $      --      $  4,273
                                                    ========      ========     =========      =======     =========      ========

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JULY 3, 1999

     NET SALES - Net sales increased $1.7 million (2%) to $77.8 million in the second quarter of 2000. Nearly all of the sales growth was generated by piano sales which increased $1.6 million (4%). Overall piano shipments remained flat, with Steinway & Sons units increasing 2% over the prior year period. Boston units increased 7% domestically but declined 25% in foreign markets. The strengthening of the yen significantly increased Boston piano costs. The resulting price increases negatively affected Boston sales, particularly in Europe. Band and orchestral instrument sales were virtually flat with the prior year period. Modest price increases offset a slight decline in units.

     GROSS PROFIT - Gross profit increased by $0.2 million (1%) to $24.9 million in the second quarter of 2000. Gross margins decreased from 32.5% in 1999 to 32.0% in 2000. Piano margins decreased from 34.9% in 1999 to 34.6% in 2000 as a result of a yen driven cost increase in the Boston line. Band and orchestral instrument margins were adversely affected by this year's change to a volume-based price discount program from a rebate program in 1999. This resulted in a decline in band margins from 29.4% in 1999 to 28.7% in 2000.

     OPERATING EXPENSES - Operating expenses increased by $0.2 million (2%) to $14.3 million in the second quarter of 2000. Expenses as a percentage of sales decreased from 18.4% in 1999 to 18.3% in 2000.

     OTHER EXPENSE, NET - Other expenses remained virtually flat with the prior year period. A slight increase in net interest expense was offset by foreign currency exchange gains in the current year period.

     INCOME TAXES - The Company's effective tax rate remained relatively flat at 40.3% and 40.5% in the second quarter of 1999 and 2000, respectively. These rates reflect a consistent mix of income and foreign tax credit absorption in the two periods.


SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JULY 3, 1999

     NET SALES - Net sales increased $6.3 million (4%) to $165.6 million in the first six months of 2000. Piano sales increased $6.2 million (8%) in 2000 on unit increases of 6% for Steinway pianos and 1% for the Boston line. Band and orchestral instrument sales and units remained virtually flat with the prior year period.

     GROSS PROFIT - Gross profit decreased by $0.6 million (1%) to $51.5 million in the first six months of 2000. Gross margins declined from 32.7% in 1999 to 31.1% in 2000. Piano margins decreased from 35.7% in 1999 to 34.5% in 2000 primarily due to increased costs in the Boston line caused by a stronger yen. Lower average selling prices and production inefficiencies in the first quarter adversely affected band instrument margins resulting in a decline in margins from 29.6% in 1999 to 27.3% in 2000.

     OPERATING EXPENSES - Operating expenses decreased by $0.8 million (3%) to $28.9 million in the current year period. This decrease is primarily due to the replacement of rebate programs, which generated $1.7 million of expense in the prior year period, with price discount programs, which are recorded as reductions of revenue. Expenses as a percentage of sales decreased slightly from 18.6% in 1999 to 17.5% in 2000.

     OTHER EXPENSE, NET - Other expenses increased by $0.3 million (6%) to $6.3 million in the current year period. An increase in net interest expense of $0.7 million, primarily relating to the West 57th Building term loan, was offset by $0.4 million of income generated by the leasing of that property.

     INCOME TAXES - The Company's effective tax rate decreased slightly from 41.0% in 1999 to 40.5% in 2000. This decrease was primarily due to increased absorption of foreign tax credits in the current year period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash used in operations in the first six months was $12.4 million in 1999 and $12.9 million in 2000. Net working capital requirements increased from $27.0 million in 1999 to $27.7 million in 2000. A temporary buildup of Boston piano inventory resulting from the decline in foreign shipments of this product in the second quarter contributed to the increase in working capital requirements.

     The Company acquired the building that includes the Steinway Hall retail showroom in New York City in the first quarter of 1999 for $30.8 million. Additional capital expenditures of $1.9 million and $4.2 million in the first six months of 1999 and 2000, respectively, were primarily used for the purchase of new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

     In January 2000, the Company's subsidiary, Steinway & Sons, acquired Pianohaus Karl Lang, located in Munich, Germany, for approximately $2.3 million. Pianohaus Karl Lang is Germany's largest retail piano store and is expected to strengthen Steinway's foreign distribution network.

     The Company's domestic, seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic lender (the "Credit Facility"). The Credit Facility provides the Company with a potential borrowing capacity of up to $60 million, based on eligible accounts receivable and inventory balances. The Credit Facility bears interest at the Eurodollar rate plus 1.25% and expires April 1, 2004. As of July 1, 2000, $17.8 million was outstanding and availability was approximately $42.2 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 30 million Deutsche marks ($14.6 million at the July 1, 2000 exchange rate).

     The Company's long-term financing consists primarily of $110 million of Senior Subordinated Notes and the $21.8 million outstanding on a real estate term loan. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends. On June 1, 2000, the Senior Subordinated Notes became redeemable at the Company's option, in whole or in part, at 104.125% of the principal amount plus accrued and unpaid interest thereon to the applicable redemption date.

     The Company repurchased 15,000 shares of its common stock at a cost of $0.3 million during the second quarter of 2000. A total of 26,700 shares have been repurchased in 2000 at a cost of $0.5 million.

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

     Management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2000.

     On July 20, 2000 the Company signed an agreement to acquire United Musical Instruments Holdings, Inc., ("UMI") one of the largest manufacturers of band and orchestral instruments in the United States. UMI has manufacturing facilities in Ohio, Arizona and Indiana, and employs over 700 people. The purchase price, including the assumption of debt, will be approximately $85 million. The Company expects to fund the acquisition with long-term financing and is currently evaluating various financing options. The transaction is expected to close sometime during the third quarter.

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

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which sets forth the SEC's views on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices are in accordance with SAB No. 101 and does not expect any impact when the bulletin becomes effective.


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

PART II   OTHER INFORMATION


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on May 5, 2000, the Board of Directors was re-elected in its entirety. The votes cast for each nominee were as follows:

                                      For         Against
     Kyle Kirkland                 53,711,709     211,673
     Dana D. Messina               53,711,709     211,673
     Thomas T. Burzycki            53,820,775     102,607
     Bruce A. Stevens              53,820,675     102,707
     Peter McMillan                53,820,775     102,607
     A. Clinton Allen              53,820,775     102,607

     The proposal to ratify Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved with 53,805,215 votes cast for, 240 votes against, and 117,927 abstentions.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     EXHIBIT #           DESCRIPTION

          27.1.     Steinway Musical Instruments, Inc. - Financial Data Schedule

          27.2      The Selmer Company, Inc. - Financial Data Schedule


     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended July 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                              STEINWAY MUSICAL INSTRUMENTS, INC.

                              /s/ Dana D. Messina
                              --------------------------------------------
                              Dana D. Messina
                              Director, President and Chief Executive Officer

                              /s/ Dennis M. Hanson
                              --------------------------------------------
                              Dennis M. Hanson
                              Senior Executive Vice President and
                              Chief Financial Officer


                              THE SELMER COMPANY, INC.

                              /s/ Thomas T. Burzycki
                              --------------------------------------------
                              Thomas T. Burzycki
                              Director, President and Chief Executive Officer

                              /s/ Michael R. Vickrey
                              --------------------------------------------
                              Michael R. Vickrey
                              Executive Vice President and Chief Financial
                              Officer


Date: August 14, 2000