Form 10-Q
period 2000-09-30
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 2000-11-14
CIK 911583, 918904

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-11911


                       STEINWAY MUSICAL INSTRUMENTS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                 35-1910745
   -------------------------------                 -------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

           800 South Street, Suite 425
              Waltham, Massachusetts                     02453
     ----------------------------------------      -------------------
     (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number including area code:   (781) 894-9770

                                       and

                            THE SELMER COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                 95-4432228
   -------------------------------                 -------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

600 Industrial Parkway, Elkhart, Indiana                 46516
----------------------------------------           -------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number including area code:   (219) 522-1675


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock issued and outstanding as of October 31, 2000:         Class A          477,953
                                                                                        Ordinary       8,453,547
                                                                                                      ----------
                                                                                        Total          8,931,500

==============================================================================

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
             December 31, 1999 and September 30, 2000.....................................................3

          Condensed Consolidated Statements of Operations
             Three months and nine months ended October 2, 1999 and September 30, 2000....................4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended October 2, 1999 and September 30, 2000.....................................5

          Notes to Condensed Consolidated Financial Statements............................................6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................................................14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................17


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................18

          SIGNATURES.....................................................................................19

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 DECEMBER 31,       SEPTEMBER 30,
                                                                                     1999                2000
                                                                                ---------------     ---------------
ASSETS
Current assets:
   Cash                                                                           $      4,664      $       3,740
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $6,765 and $10,872 in 1999 and 2000, respectively                  56,510            119,238
   Inventories                                                                         102,116            149,694
   Prepaid expenses and other current assets                                             2,605              3,341
   Deferred tax assets                                                                   6,059              2,289
                                                                                ---------------     ---------------
Total current assets                                                                   171,954            278,302

Property, plant and equipment, net of accumulated depreciation of
        $32,602 and $34,227 in 1999 and 2000, respectively                              89,510            106,857
Other assets, net                                                                       17,308             22,082
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $4,449 and $4,923 in 1999 and 2000, respectively                30,869             28,875
                                                                                ---------------     ---------------

TOTAL ASSETS                                                                     $     309,641       $    436,116
                                                                                ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                          $        7,286       $     14,815
   Accounts payable                                                                      6,920              9,783
   Other current liabilities                                                            30,753             38,863
                                                                                ---------------     ---------------
Total current liabilities                                                               44,959             63,461

Long-term debt                                                                         132,794            228,666
Deferred tax liabilities                                                                21,569             24,986
Non-current pension liability                                                           12,117             11,601
                                                                                ---------------     ---------------
Total liabilities                                                                      211,439            328,714
                                                                                ---------------     ---------------

Commitments and contingent liabilities

Stockholders' equity:
   Common stock                                                                              9                  9
   Additional paid in capital                                                           71,031             71,724
   Retained earnings                                                                    48,488             61,008
   Accumulated other comprehensive income                                               (7,857)           (11,387)
   Treasury stock, at cost                                                             (13,469)           (13,952)
                                                                                ---------------     ---------------
Total stockholders' equity                                                              98,202            107,402
                                                                                ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     309,641       $    436,116
                                                                                ===============     ===============

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three Months Ended                Nine Months Ended
                                                 ------------------------------   ------------------------------
                                                  October 2,     September 30,     October 2,     September 30,
                                                     1999            2000             1999            2000
                                                 --------------  --------------   --------------  --------------
Net sales                                          $   72,707      $   75,702       $  232,001      $  241,301
Cost of sales                                          50,648          52,260          157,797         166,321
                                                 --------------  --------------   --------------  --------------

Gross profit                                           22,059          23,442           74,204          74,980

Operating expenses:
   Sales and marketing                                  8,360           8,555           27,470          26,326
   General and administrative                           4,201           4,798           12,716          13,886
   Amortization                                           987             938            2,944           2,762
   Other operating expense                                105             118              185             342
   Non-recurring charges                                                1,490                            1,490
                                                 -------------  --------------    --------------  --------------
Total operating expenses                               13,653          15,899           43,315          44,806
                                                 --------------  --------------   --------------  --------------

Income from operations                                  8,406           7,543           30,889          30,174

Interest expense, net                                   3,676           4,236            9,989          11,203
Other (income) expense, net                              (776)           (328)          (1,138)         (1,004)
                                                 --------------  --------------   --------------  --------------

Income before income taxes                              5,506           3,635           22,038          19,975

Provision for income taxes                              2,037             835            8,815           7,455
                                                 --------------  --------------   --------------  --------------

Net income                                        $     3,469     $     2,800      $    13,223      $   12,520
                                                 ==============  ==============   ==============  ==============



Net income per share:
    Basic                                        $        .38    $        .31     $       1.43    $       1.40
                                                 ==============  ==============   ==============  ==============
    Diluted                                      $        .37    $        .31     $       1.42    $       1.40
                                                 ==============  ==============   ==============  ==============

Weighted average shares:
    Basic                                           9,241,350       8,921,724        9,247,882       8,917,621
                                                 ==============  ==============   ==============  ==============
    Diluted                                         9,323,630       8,921,724        9,332,767       8,917,634
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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                    -----------------------------
                                                                                    October 2,      September 30,
                                                                                       1999             2000
                                                                                   --------------   --------------
Cash flows from operating activities:
  Net income                                                                         $   13,223       $   12,520
  Adjustments to reconcile net income to
    cash flows from operating activities:
    Depreciation and amortization                                                         8,638            8,769
    Deferred tax benefit                                                                 (1,451)          (2,019)
    Other                                                                                   133              155
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                             (32,489)         (21,767)
      Inventories                                                                        (1,911)         (10,523)
      Prepaid expenses and other current assets                                            (357)            (666)
      Accounts payable                                                                     (739)            (356)
      Other current liabilities                                                           4,162            4,269
                                                                                   --------------   --------------
Cash flows from operating activities                                                    (10,791)          (9,618)

Cash flows from investing activities:
  Capital expenditures                                                                  (33,888)          (6,193)
  Proceeds from disposals of fixed assets                                                   138              122
  Business acquisitions, net of cash acquired                                                            (32,484)
  Changes in other assets                                                                  (631)             114
                                                                                   --------------   --------------
Cash flows from investing activities                                                    (34,381)         (38,441)

Cash flows from financing activities:
  Net borrowings under lines of credit                                                   16,406           47,676
  Proceeds from long-term debt                                                           22,500
  Repayments of long-term debt                                                             (994)            (920)
  Proceeds from issuance of stock                                                           786              693
  Purchase of treasury stock                                                             (1,906)            (483)
                                                                                   --------------   --------------
Cash flows from financing activities                                                     36,792           46,966

Effect of foreign exchange rate changes on cash                                            (152)             169
                                                                                   --------------   --------------

Decrease in cash                                                                         (8,532)            (924)
Cash, beginning of period                                                                12,460            4,664
                                                                                   --------------   --------------

Cash, end of period                                                                 $     3,928      $     3,740
                                                                                   ==============   ==============

Supplemental Cash Flow Information
    Interest paid                                                                   $     7,475      $     8,469
                                                                                   ==============   ==============
    Taxes paid                                                                       $   10,684       $   12,237
                                                                                   ==============   ==============

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the three month and nine month periods ended October 2, 1999 and September 30, 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 1999, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Reports on Form 8-K filed with the Securities and Exchange Commission during 2000. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

     On September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. ("UMI") pursuant to a Stock Purchase Agreement dated as of July 20, 2000. The acquisition of UMI, as more fully discussed in Note 3, was accounted for as a purchase. The total purchase price has been allocated to UMI's assets and liabilities based on preliminary valuations of their relative fair values as of the closing date. These valuations include estimates and are subject to further review and adjustments. The financial statements of the Company for the nine months ended September 30, 2000 include the effects of the acquisition and the results of operations for UMI for the period September 15 to September 30, 2000.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly owned subsidiaries, including The Selmer Company, Inc. ("Selmer"), The Steinway Piano Company, Inc. ("Steinway") and UMI. Significant intercompany balances have been eliminated in consolidation.

     INCOME PER SHARE - Basic income per share is computed using the weighted average number of shares outstanding during each period. Diluted income per share reflects the effect of the Company's outstanding options using the treasury stock method. A reconciliation of the weighted average shares used for the basic and diluted computations for the three month and nine month periods ended October 2, 1999 and September 30, 2000 is as follows:


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        -------------------------      -------------------------
                                                           1999           2000            1999            2000
                                                        ----------      ---------      ---------       ---------
Weighted average shares:
     For basic income per share                          9,241,350      8,921,724      9,247,882       8,917,621
     Dilutive effect of stock options                       82,280              -         84,885              13
                                                        ----------      ---------      ---------       ---------
     For diluted income per share                        9,323,630      8,921,724      9,332,767       8,917,634
                                                        ==========      =========      =========       =========

     COMPREHENSIVE INCOME - Other comprehensive income (loss) is comprised of foreign currency translation adjustments. Total comprehensive income for the three month and nine month periods ended October 2, 1999 and September 30, 2000 is as follows:


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              ------------------             -----------------
                                                             1999           2000            1999           2000
                                                             ----           ----            ----           ----
     Net income                                         $    3,469       $    2,800     $   13,223      $   12,520
     Other comprehensive income (loss)                       1,642           (1,902)        (2,237)         (3,530)
                                                        ----------       ----------     -----------     -----------
     Total comprehensive income                         $    5,111       $      898     $   10,986      $    8,990
                                                        ==========       ==========     ==========      ==========

         RECLASSIFICATIONS - Certain reclassifications of 1999 amounts have been made to conform to the 2000 financial statement presentation.

(3)      SUMMARY OF ACQUISITIONS

     In January 2000, the Company's subsidiary, Steinway & Sons, acquired Pianohaus Karl Lang, located in Munich, Germany, for approximately $2.3 million.

     On September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. ("UMI") pursuant to a Stock Purchase Agreement dated as of July 20, 2000. The Company's existing lender funded the total purchase price of $84 million, including the assumption of approximately $57 million of debt, through an amended and restated credit agreement that expires on September 14, 2008. The amended agreement provided a $45 million term loan and increased the Company's potential borrowing capacity for its domestic seasonal borrowing requirements from $60 million to $120 million in revolving credit loans. The term loan is repayable in monthly installments of $417 for the first five years and monthly installments of $556 in years six through eight. The term loan and revolving credit loans bear interest at the average 30-day Libor rate plus 1.75%.

     Cash flow information with respect to the acquisition of UMI is as follows:


     Fair value of assets acquired                    $106,280
     Liabilities assumed                                76,136
     Cash paid                                          30,144

(4)  INVENTORIES

     Inventories consist of the following:


                                            December 31,    September 30,
                                                1999             2000
                                           ---------------  ---------------
Raw materials                               $     15,791     $     20,813
Work in process                                   37,921           58,661
Finished goods                                    48,404           70,220
                                           ---------------  -------------
Total                                        $   102,116      $   149,694
                                           ===============  ==============

(5)  OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net consists of the following:


                                                      Three months ended                Nine months ended
                                                 ------------------------------   ------------------------------
                                                  October 2,    September 30,      October 2,    September 30,
                                                     1999            2000             1999            2000
                                                 -------------  ---------------   -------------  -------------
West 57th Building income                        $     (1,164)  $     (1,164)      $    (2,353)    $   (3,491)
West 57th Building expenses                               814            814             1,640          2,441
Foreign exchange (gain) loss, net                        (319)           206              (117)           454
Miscellaneous                                            (107)          (184)             (308)          (408)
                                                 -------------  ---------------   -------------  -------------

Other (income) expense, net                      $       (776)  $      (328)      $    (1,138)    $   (1,004)
                                                 =============  ===============   =============  =============

(6)  COMMITMENTS AND CONTINGENT LIABILITIES

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

(7)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:


                                                                                       Nine Months Ended
                                              December 31,     September 30,      October 2,      September 30,
                                                  1999              2000             1999              2000
                                             ---------------   ---------------  ---------------   ---------------
Current assets                                   $ 169,295         $ 275,081
Total assets                                       306,516           432,437
Current liabilities                                 58,569            80,302
Stockholder's equity                               110,811           120,922
Total revenues                                                                     $  229,878        $  239,134
Gross profit                                                                           73,593            74,532
Net income                                                                             13,355            13,641

(8)  SEGMENT INFORMATION

     The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. These segments were selected based upon the way in which management oversees and evaluates the results of each operation. The following tables present information about the Company's operating segments for the three month and nine month periods ended October 2, 1999 and September 30, 2000:


THREE MONTHS ENDED 1999                  Piano Segment               Band and Orchestral Segment
                              ------------------------------------  ------------------------------ Other &   Consol
                                U.S.    Germany    Other    Total     U.S.      Other    Total     Elim      Total
                                ----    -------    -----    -----     ---       -----    -----     ----      ------
Revenues from external
    customers                  $28,384   $8,279    $3,979   $40,642  $30,594    $1,471   $32,065 $       -  $72,707
Net income (loss)                1,058      126       290     1,474     (808)       31      (777)    2,772    3,469

THREE MONTHS ENDED 2000                  Piano Segment               Band and Orchestral Segment
                              ------------------------------------  ------------------------------Other &   Consol
                                U.S.    Germany    Other    Total     U.S.      Other    Total     Elim      Total
                                ----    -------    -----    -----     ---       -----    -----     ----      ------
Revenues from external
    customers                  $28,394   $7,752    $5,193   $41,339  $32,898    $1,465   $34,363 $       -  $75,702
Net income (loss)                  742    1,017       583     2,342   (1,592)        6    (1,586)    2,044    2,800

NINE MONTHS ENDED 1999                   Piano Segment               Band and Orchestral Segment
                              ------------------------------------  ------------------------------Other &   Consol
                                U.S.    Germany    Other    Total     U.S.      Other    Total     Elim      Total
                                ----    -------    -----    -----     ---       -----    -----     ----      ------
Revenues from external
    customers                  $83,553  $26,154   $12,835  $122,542 $106,253    $3,206  $109,459 $       -  $232,001
Net income                       3,143      730     1,007     4,880      226        46       272     8,071    13,223

NINE MONTHS ENDED 2000                   Piano Segment               Band and Orchestral Segment
                              ------------------------------------  ------------------------------Other &   Consol
                                U.S.    Germany    Other    Total     U.S.      Other    Total     Elim      Total
                                ----    -------    -----    -----     ---       -----    -----     ----      ------
Revenues from external
    customers                  $89,642  $25,299   $14,539  $129,480 $108,315    $3,506  $111,821 $       -  $241,301
Net income (loss)                2,603    1,499     1,275     5,377     (560)      (26)     (586)    7,729    12,520

(9)  SUMMARY OF GUARANTEES

     The acquisition of Steinway in May 1995 was funded by Selmer's issuance of $105 million of 11% Senior Subordinated Notes (the "Notes") due 2005 and available cash balances of the Company. Selmer's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company as Parent (the "Guarantor Parent"), and by Steinway, UMI and certain direct and indirect wholly-owned subsidiaries of the Company, each a "Guarantor" (the "Guarantor Subsidiaries"). These subsidiaries, together with the operating divisions of Selmer, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries, which do not guarantee the Notes, represent foreign operations (the "Non Guarantor Subsidiaries").

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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    Non
                                           Guarantor     Issuer     Guarantor    Guarantor
                                             Parent     Of Notes    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                           -----------  ---------   -----------  ------------  ------------  ------------
ASSETS
Current assets:
   Cash                                     $    --      $     443   $   1,392    $  1,905     $      -      $  3,740
   Accounts, notes and leases receivable,
     net                                                    58,212      51,122       9,904                    119,238
   Inventories                                              38,628      85,838      26,356        (1,128)     149,694
   Prepaid expenses and other current
     assets                                       232        2,013         406         690                      3,341
   Deferred tax assets                                         560       2,741       3,432        (4,444)       2,289
                                            ---------    ---------   ---------    ---------    ---------    ---------
Total current assets                              232       99,856     141,499      42,287        (5,572)     278,302

Property, plant and equipment, net                101       12,909      80,243      13,604                    106,857
Investment in subsidiaries                     71,143      195,887      56,147                  (323,177)           -
Other assets, net                                 613          734      17,073       4,272          (610)      22,082
Cost in excess of fair value
    of net assets acquired, net                              8,893      10,623       9,359                     28,875
                                            ---------    ---------   ---------    ---------    ---------    ---------

TOTAL ASSETS                               $   72,089    $ 318,279   $ 305,585    $ 69,522     $(329,359)   $ 436,116
                                            =========    =========   =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
      portion of long-term debt             $       -    $       -   $   5,218    $   9,597    $       -    $  14,815
   Accounts payable                               176        2,413       5,488        1,706                     9,783
   Other current liabilities                  (16,643)       7,526      44,984        8,322       (5,326)      38,863
                                            ---------    ---------   ---------    ---------    ---------    ---------
Total current liabilities                     (16,467)       9,939      55,690       19,625       (5,326)      63,461

Long-term debt                                    155      145,104      83,407                                228,666
Intercompany                                   32,178       77,617    (114,951)       5,156                         -
Deferred tax liabilities                                     2,440      15,203        7,343                    24,986
Non-current pension liability                                              492       11,109                    11,601
                                            ---------    ---------   ---------    ---------    ---------    ---------
Total liabilities                              15,866      235,100      39,841       43,233       (5,326)     328,714

Stockholders' equity                           56,223       83,179     265,744       26,289     (324,033)     107,402
                                            ---------    ---------   ---------    ---------    ---------    ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $  72,089    $ 318,279   $ 305,585    $  69,522    $(329,359)   $ 436,116
                                            =========    =========   =========    =========    =========    =========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 Non
                                      Guarantor      Issuer      Guarantor     Guarantor
                                        Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                      ----------    ---------   ------------  ------------  ------------  -----------
Net sales                             $       -     $ 103,556     $ 100,747    $   46,421    $   (9,423)   $  241,301
Cost of sales                                          75,858        69,309        30,459        (9,305)      166,321
                                      ---------     ---------     ---------     ---------     ---------     ---------

Gross profit                                  -        27,698        31,438        15,962          (118)       74,980

Operating expenses:
  Sales and marketing                                   8,073        11,299         7,020           (66)       26,326
  General and administrative              2,468         3,983         4,120         3,315                      13,886
  Amortization                                            206         1,708           848                       2,762
  Other operating (income) expense       (1,954)         (183)        1,598           815            66           342
  Non-recurring charges                   1,290                         200                                     1,490
                                      ---------     ---------     ---------     ---------     ---------     ----------
Total operating expenses                  1,804        12,079        18,925        11,998          --          44,806
                                      ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) from operations            (1,804)       15,619        12,513         3,964          (118)       30,174

Interest (income) expense, net                         15,273        (4,547)          477                      11,203
Other (income) expense, net                                            (864)         (140)                     (1,004)
                                      ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) before income taxes        (1,804)          346        17,924         3,627          (118)       19,975

Provision for (benefit of) income
  taxes                                    (830)          884         6,736           760           (95)        7,455
                                      ---------     ---------     ---------     ---------     ---------     ---------

Net income (loss)                     $    (974)    $    (538)    $  11,188     $   2,867     $     (23)    $  12,520
                                      =========     =========     =========     =========     =========     =========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      Non
                                           Guarantor      Issuer     Guarantor      Guarantor
                                             Parent      Of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           ----------   -----------  ------------  ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                          $   (974)    $   (538)    $ 11,188     $  2,867     $    (23)     $ 12,520
  Adjustments to reconcile net income
  (loss) to cash flows from operating
  activities:
    Depreciation and amortization                  35        2,105        4,709        1,920                      8,769
    Deferred tax benefit                                                   (546)      (1,473)                    (2,019)
    Other                                                      194           11          (50)                       155
    Changes in operating assets and
    liabilities:
      Accounts, notes and leases
        receivable                                         (17,300)      (4,273)        (194)                   (21,767)
      Inventories                                            2,915      (10,132)      (3,424)         118       (10,523)
      Prepaid expenses and other current
        assets                                    255         (549)         (25)        (347)                      (666)
      Accounts payable                            (12)        (137)        (818)         611                       (356)
      Other current liabilities                (3,342)        (351)       7,952          105          (95)        4,269
                                             --------     --------     --------     --------     --------      --------
Cash flows from operating activities           (4,038)     (13,661)       8,066           15            -        (9,618)

Cash flows from investing activities:
  Capital expenditures                            (33)      (1,952)      (3,260)        (948)                    (6,193)
  Proceeds from disposals of fixed assets                        1                       121                        122
  Business acquisitions, net of cash
    acquired                                               (26,500)      (3,644)      (2,340)                   (32,484)
  Changes in other assets                                      136                       (22)                       114
                                             --------     --------     --------     --------     --------     ---------
Cash flows from investing activities              (33)     (28,315)      (6,904)      (3,189)           -       (38,441)

Cash flows from financing activities:
  Net borrowings (repayments) under
     lines of credit                              (49)      35,104        7,534        4,133          954        47,676
  Repayments of long-term debt                                             (368)        (552)                      (920)
  Proceeds from issuance of stock                 693                                                               693
  Purchase of treasury stock                     (483)                                                             (483)
  Intercompany transactions                     3,910        5,440       (9,527)         177                          -
                                             --------     --------     --------     --------     --------     ---------
Cash flows from financing activities            4,071       40,544       (2,361)       3,758          954        46,966

Effect of exchange rate changes on cash                                                  169                        169
                                             --------     --------     --------     --------     --------     --------

Increase (decrease) in cash                         -       (1,432)      (1,199)         753          954          (924)
Cash, beginning of period                                    1,875        2,591        1,152         (954)        4,664
                                             --------     --------     --------     --------     --------     --------

Cash, end of period                          $      -     $    443     $  1,392    $   1,905     $      -     $   3,740
                                             ========     ========     ========     ========     ========     =========

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS)

INTRODUCTION

     The Company, through its Steinway and Selmer subsidiaries, is one of the world's leading manufacturers of musical instruments. Effective September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. ("UMI") through its wholly-owned subsidiary, Selmer. The acquisition of UMI was accounted for as a purchase for financial reporting purposes. The aggregate purchase price approximated $84.0 million, including the assumption of approximately $57.0 million of debt. The purchase price has been allocated to UMI's assets and liabilities based on their relative fair values as of the closing date. These valuations include estimates and are subject to further review and adjustments. The financial statements of the Company for the nine months ended September 30, 2000 include the effects of the acquisition and the results of operations for UMI for the period September 15 to September 30, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1999

     NET SALES - Net sales increased $3.0 million (4%) to $75.7 million in the third quarter of 2000. Piano sales increased $0.7 million (2%) despite a $1.5 million negative foreign currency translation impact. Increased foreign demand drove Steinway & Sons piano unit shipments up 19% while domestic units increased 6%. Yen driven cost increases have forced the Company to increase prices on its Boston piano line twice during the last twelve months. Together with increased competition, these price increases slowed the Boston business considerably, particularly in the U.S. where unit shipments declined 28%. Band and orchestral instrument sales increased $2.3 million (7%) on an overall unit sales increase of 10%.

     GROSS PROFIT - Gross profit increased by $1.4 million (6%) to $23.4 million. Gross margins increased from 30.3% in 1999 to 31.0% in 2000. Piano margins increased from 34.0% in 1999 to 35.3% in 2000 as a result of strong retail sales, coupled with a shift in sales mix from Boston pianos to Steinway & Sons pianos. Band and orchestral instrument margins increased slightly from 25.7% in 1999 to 25.8% in 2000.

     OPERATING EXPENSES - Overall operating expenses increased by $2.2 million (16%) to $15.9 million in the third quarter. These expenses included $1.3 million of non-recurring charges directly related to the acquisition of UMI and $0.2 million of expenses associated with the relocation of Emerson flute production from leased facilities into UMI facilities. Excluding the effect of non-recurring charges in the quarter, expenses as a percentage of sales increased slightly from 18.8% in 1999 to 19.0% in 2000.

     OTHER EXPENSE, NET - Other expenses increased by $1.0 million (35%) to $3.9 million. Net interest expense increased $0.6 million in the current year period due to higher average debt balances and the acquisition of UMI.

     INCOME TAXES - The Company's effective tax rate decreased from 37.0% in 1999 to 23.0% in 2000, reflecting a one-time tax benefit of $0.8 million associated with the reduction of deferred tax balances caused by a decrease in the German tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 2,
1999

     NET SALES - Net sales increased $9.3 million (4%) to $241.3 million in the first nine months of 2000. Piano sales increased $6.9 million (6%) over the prior year period. Unit increases of 7% for Steinway pianos more than offset an 8% decline in Boston units. Band and orchestral instrument sales increased $2.4 million (2%) on a 3% increase in unit shipments.

     GROSS PROFIT - Gross profit increased by $0.8 million (1%) to $75.0 million in 2000. Gross margins declined from 32.0% in 1999 to 31.1% in 2000. Piano margins decreased from 35.1% in 1999 to 34.7% in 2000 primarily due to increased costs in the Boston line caused by a stronger yen. Lower average selling prices and production inefficiencies in the first half of the year adversely affected band instrument margins resulting in a decline in margins from 28.5% in 1999 to 26.9% in 2000.

     OPERATING EXPENSES - Operating expenses increased by $1.5 million (3%) to $44.8 million in the current year period. Excluding non-recurring charges incurred in the third quarter, operating expenses remained flat with the prior year. Expenses as a percentage of sales decreased slightly from 18.7% in 1999 to 18.6% in 2000.

     OTHER EXPENSE, NET - Other expenses increased by $1.3 million (15%) to $10.2 million in the current year period. Virtually all of the increase can be attributed to higher net interest expense resulting from higher average outstanding debt balances and the acquisition of UMI.

     INCOME TAXES - The Company's effective tax rate decreased from 40.0% in 1999 to 37.3% in 2000. This decrease was primarily due to a one-time tax benefit associated with the reduction of deferred tax balances caused by a decrease in the German tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash used in operations in the first nine months was $10.8 million in 1999 and $9.6 million in 2000. Net working capital requirements decreased from $31.3 million in 1999 to $29.0 million in 2000. This change reflects a decrease in accounts receivable balances offset by an increase in inventory balances in the current year period. A decline in Boston piano shipments has led to a temporary buildup in inventory of this product.

     The Company acquired the building that includes the Steinway Hall retail showroom in New York City in the first quarter of 1999 for $30.8 million. Additional capital expenditures of $3.1 million and $6.2 million in the first nine months of 1999 and 2000, respectively, were primarily used for the purchase of new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

     In January 2000, the Company's subsidiary, Steinway & Sons, acquired Pianohaus Karl Lang, located in Munich, Germany, for approximately $2.3 million. Pianohaus Karl Lang is Germany's largest retail piano store and is expected to strengthen Steinway's foreign distribution network.

     On September 14, 2000, the Company entered into an amended and restated credit agreement (the "Credit Facility") with their existing lender to accommodate the acquisition of UMI. The Credit Facility, which expires on September 14, 2008, provided a $45.0 million term loan and increased the Company's potential borrowing capacity for its domestic seasonal borrowing requirements from $60.0 million to $120.0 million in revolving credit loans. The term loan is repayable in monthly installments of $0.4 million for the first five years and monthly installments of $0.6 million in years six through eight. The term loan and revolving credit loans bear interest at the average 30-day Libor rate plus 1.75%. As of September 30, 2000, revolving credit loans outstanding were $57.0 million and additional availability based on eligible accounts receivable and inventory balances, was approximately $63.0 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 40 million Deutsche marks ($18.0 million at the September 30, 2000 exchange rate).

     The Company's long-term financing consists primarily of $110.0 million of Senior Subordinated Notes and $66.7 million outstanding on term loans. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends. On June 1, 2000, the Senior Subordinated Notes became redeemable at the Company's option, in whole or in part, at 104.125% of the principal amount plus accrued and unpaid interest thereon to the applicable redemption date.

     The Company repurchased a total of 26,700 shares of its common stock in 2000 at a cost of $0.5 million. No shares were repurchased in the third quarter.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities" in 2000. These statements require that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company will adopt the amended standard January 1, 2001. Based on the results of the analysis to date, management does not expect the adoption of the amended standard to have a material effect on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which sets forth the SEC's views on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices are in accordance with SAB No. 101.


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

     The Company's revolving loans and term loans bear interest at rates that fluctuate with changes in the Libor rate. Substantially all of the Company's long-term debt, except the term loans referred to above, is at fixed interest rates. Accordingly, the Company's interest expense on its revolving loans and term loans and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II   OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


     EXHIBIT #     DESCRIPTION
     ---------     -----------
       27.1.       Steinway Musical Instruments, Inc. - Financial Data Schedule

       27.2        The Selmer Company, Inc. - Financial Data Schedule


     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended September 30, 2000:


         ITEM#               DESCRIPTION                                        FILING DATE
         -----               -----------                                        -----------
         5,7      A report announcing the agreement to acquire United
                  Musical Instruments Holdings, Inc.                            July 25, 2000


         2,5,7    A report announcing the completion of the acquisition
                  of United Musical Instruments Holdings, Inc.                  September 29, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.



                                              STEINWAY MUSICAL INSTRUMENTS, INC.

                                              /s/ Dana D. Messina
                                              ---------------------------------
                                              Dana D. Messina
                                              Director, President and
                                              Chief Executive Officer

                                              /s/ Dennis M. Hanson
                                              ---------------------------------
                                              Dennis M. Hanson
                                              Senior Executive Vice President
                                              and Chief Financial Officer


                                              THE SELMER COMPANY, INC.

                                              /s/ Thomas T. Burzycki
                                              ---------------------------------
                                              Thomas T. Burzycki
                                              Director, President and
                                              Chief Executive Officer

                                              /s/ Michael R. Vickrey
                                              ---------------------------------
                                              Michael R. Vickrey
                                              Executive Vice President and
                                              Chief Financial Officer


Date:   November 14, 2000