Form 10-K405
period 2000-12-31
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 2001-04-02
CIK 911583, 918904

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $132,138,487 as of March 9, 2001.

Number of shares of Common Stock outstanding as of March 9, 2001:
                                                       Class A       477,953
                                                       Ordinary    8,453,547
                                                                   ---------
                                                       Total       8,931,500

Documents incorporated by reference: Part III - Items 10-13 - Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV -Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).
================================================================================

                                     PART I

ITEM 1            BUSINESS

General

         The Company, through its operating subsidiaries, is a world leader in the design, manufacture and marketing of high quality musical instruments. The Steinway & Sons grand piano is considered to be the highest quality piano in the world and has one of the most widely recognized and prestigious brand names. For more than a century, the Steinway concert grand has been the piano of choice for the world's greatest and most popular pianists. A survey of thirty of the world's major symphony orchestras revealed that 97% of piano soloists chose a Steinway grand piano during the 1999-2000 concert season. As the largest domestic manufacturer of band and orchestral instruments, the Company offers a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories. SELMER PARIS saxophones, BACH trumpets and trombones and LUDWIG snare drums are considered by many to be the finest such instruments in the world. The Company expanded its product offerings to include such well-known names as C.G. CONN and KING brass instruments through the acquisition of United Musical Instruments Holdings, Inc. ("UMI"). The acquisition of UMI was completed in September 2000 with an aggregate purchase price of approximately $84 million. The Company's net sales of $332 million for the year ended December 31, 2000 were comprised of piano sales of $183 million and band and orchestral instrument sales of $149 million.

         The piano division concentrates on the high-end grand piano segment of the industry hand crafting its Steinway pianos in New York and Germany. The Company also offers vertical pianos as well as two full mid-priced lines of pianos under the Boston and Essex brand names. The Company sells its pianos worldwide through approximately 200 independent piano dealers and six Company-operated retail showrooms located in New York, New Jersey, London, Munich, Hamburg and Berlin. In 2000, approximately 64% of piano sales were in the United States, 26% in Europe and the remaining 10% primarily in Asia.

         The band and orchestral division holds the leading domestic market share in virtually all of its product lines, with such widely recognized brand names as ARMSTRONG, BACH, CONN, GLAESEL, KING, LUDWIG, MUSSER, SCHERL & ROTH, SELMER AND WILLIAM LEWIS & SON. Instruments are made by a highly skilled workforce at manufacturing facilities in Indiana, Ohio, North Carolina, Illinois and Arizona, and sold through approximately 1,800 independent dealers and distributors. Beginner instruments accounted for 77% of band and orchestral unit sales and 52% of instrument revenues in 2000, with advanced and professional instruments representing the balance. In 2000, approximately 86% of band sales were in the United States, 7% in Europe and the remaining 7% primarily in Asia.

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

         Grand pianos historically have accounted for the bulk of Steinway's production. Steinway offers eight models of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway grand pianos are premium pianos in terms of quality and price, with retail prices generally ranging from $33,600 to $86,100 in the United States. In 2000, Steinway sold 3,647 grand pianos, of which 2,649 units were shipped from its New York facility to dealers in North and Latin America. The remaining 998 units were shipped from its German facility to Europe, Asia and other countries.

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

         BOSTON PIANO COMPANY offers two complete lines of grand and vertical pianos for the mid-priced piano market. These pianos, which are designed by Steinway and produced by Asian manufacturers, provide Steinway dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor. These pianos provide an entry-level product for future Steinway grand piano customers, since Company research indicates that 75% of Steinway customers have previously owned another piano. The product lines also increase Steinway's business with its dealers, making Steinway the dealer's primary supplier in many instances. The Boston line is comprised of nine upright and grand piano models, with retail prices ranging from $6,980 to $37,420. The Essex line is comprised of four upright and grand piano models with retail prices ranging from $5,200 to $17,800.

         KLUGE manufactures piano keys for the Company and third parties at facilities in Poland and Germany. Approximately half of Kluge's sales are to third parties.

         THE BAND INSTRUMENT DIVISIONS manufacture brasswind and woodwind instruments, including clarinets, flutes, piccolos, trumpets, cornets, trombones, saxophones, oboes and bassoons, at facilities in Elkhart, Indiana, Eastlake, Ohio and Nogales, Arizona. These divisions also manufacture mouthpieces and distribute accessories such as oils, lubricants, polishes, stands, batons, sax straps, mutes and reeds. Products are manufactured under the ARMSTRONG, BACH, CONN, EMERSON, KING, SELMER and SIGNET brand names and are sold to student, amateur and professional musicians. Suggested retail prices generally range from $600 to $1,500 for student instruments and from $1,300 to $8,000 for step-up and professional instruments. Products sold to professional musicians are often customized to meet specific design options or sound characteristics. The Company believes that specialization of products helps maintain a competitive edge in quality and product design.

         The Company is the exclusive U.S. distributor for SELMER PARIS products. The SELMER PARIS saxophone is generally considered to be one of the best in the world. SELMER PARIS, in turn, has exclusive distribution rights to certain woodwind and brasswind products in France. SELMER PARIS products represented approximately 6% of band instrument sales in 2000.

         THE PERCUSSION DIVISION manufactures acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, chimes, mallets and accessories. This division manufactures its products in Monroe, North Carolina and LaGrange, Illinois under the LUDWIG and MUSSER brand names. LUDWIG is considered a leading brand name in drums and MUSSER has a strong market position in tuned percussion products. Suggested retail prices range from $650 to $4,300 for acoustical drum outfits and from $2,000 to $15,000 for tuned percussion instruments.

         THE STRINGED INSTRUMENT DIVISIONS manufacture and distribute violins, violas, cellos and basses, and accessories such as bridges, covers, mutes, pads, chin rests, rosins, strings, bows, cases and instrument care products. Products are sold under the GLAESEL, HERMANN BEYER, OTTO BRUCKNER, SCHERL & ROTH and WILLIAM LEWIS & SON brand names. Suggested retail prices generally range from $500 to $2,000 for student instruments and from $1,000 to $10,000 for intermediate and advanced instruments. Components are primarily imported from several European and Asian suppliers and are assembled at factories in Cleveland, Ohio and Elkhart, Indiana.


CUSTOMERS

         The Company's core piano customer base consists of professional artists and amateur pianists, as well as institutions such as concert halls, conservatories, colleges, universities and music schools. Customers purchase Steinway pianos either through one of the Company's six retail stores or through independently owned dealerships. Approximately 80% of Steinway grand piano sales are to individuals. These individuals are typically over 45 years old, with income in excess of $150,000 per year and a serious interest in music. The balance of sales to institutional customers has historically represented a larger portion of international revenue. Over the past several years, the Company has introduced several unique marketing programs designed to increase institutional sales in the United States. As a result, domestic sales to institutions increased nearly 13% in 1999 and another 7% in 2000. The Company's largest piano dealer accounted for approximately 6% of sales in 2000, while the top 15 accounts represented 33% of sales.

         Band instrument dealers sell the majority of their instruments to students enrolled in music education programs. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to an advanced or professional level instrument in high school or college. Management estimates that 85% of its domestic band sales are generated through educational programs. The remaining domestic band sales are to professional or amateur musicians or performing groups, including orchestras and symphonies. The Company's largest band dealer accounted for approximately 6% of band sales in 2000, while the top 15 accounts represented approximately 27% of sales.


SALES AND MARKETING

         PIANOS. The Company distributes its pianos primarily on a wholesale basis through approximately 200 select dealers around the globe. These dealers accounted for approximately 85% of pianos sold in 2000. The remaining 15% were sold directly by Steinway & Sons at one of its company-operated retail locations in New York, New Jersey, London, Munich, Hamburg and Berlin. Steinway's West 57th Street store in New York City, known as Steinway Hall, is one of the largest and most famous piano stores in the world. The Company has a Japanese subsidiary as well as a representative office in China to provide appropriate coverage to the expansive Asian piano market.

         The Company employs district sales managers, whose responsibilities include developing close working partnerships with domestic and international piano dealers. These highly experienced professionals provide sales training and technical support, as well as sales and marketing programs for consumers and institutions. The sales managers are also responsible for promoting the Piano Bank and Steinway Artist programs described below.

         THE CONCERT AND ARTIST PIANO BANK. Virtually all major venues throughout the world own a Steinway piano. However, to ensure all pianists, and especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, Steinway maintains the famed Concert and Artist Piano Bank (the "Piano Bank"). The Piano Bank includes approximately 360 instruments worldwide. Of these instruments, approximately 275 are located in the United States. In New York City, the Steinway concert department has approximately 104 concert grands available for various occasions. The balance of the domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program. In addition to promoting the Company's products in the music industry, the Piano Bank provides continuous feedback on the quality and performance of recently produced instruments from its most critical customer, the professional pianist. The Piano Bank instruments, which have an average age of four years, are generally sold after five years and replaced with new pianos.

         STEINWAY ARTISTS. For years, the Company has successfully used renowned artists in its marketing programs. This form of marketing has helped solidify brand-name recognition as well as clearly demonstrate that Steinway pianos surpass all other brands in quality. The "Steinway Artists" program, the endorsement of world class pianists who voluntarily select the Steinway piano, is unique in that the Company does not pay artists to endorse its instruments. To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano. The Steinway Artist roster currently includes over 1,200 of the world's finest pianists who perform only on Steinway pianos. In return for their endorsements, Steinway Artists are provided with access to the Piano Bank described above.

         DISTRIBUTION, SALES AND MARKETING OF THE BOSTON AND ESSEX PIANO LINES. The Boston and Essex piano lines are targeted at the mid-priced segment of the market. The lines provide both a broader product offering for dealers and entry-level products for future Steinway grand piano customers. With certain limited exceptions, the Company allows only Steinway dealers to carry the Boston and Essex piano lines and thus ensures that these pianos will be marketed as complementary product lines. Increased traffic generated by these pianos creates current and future customers for Steinway. The availability of a lower-priced Boston alternative has not negatively impacted the sales of other Steinway pianos. The Boston piano line benefits from the "spillover" effect created by the marketing efforts supporting Steinway's main product lines. The Company anticipates that the recently introduced Essex piano line will experience similar complementary benefits without negatively impacting its primary Steinway line.

         BAND AND ORCHESTRAL INSTRUMENTS. Band, orchestral and percussion instruments and related accessories are distributed worldwide through approximately 1,800 musical instrument dealers and distributors. These products are marketed by district sales managers and independent sales representatives who are responsible for sales within assigned geographic territories in the United States and Canada. Each district sales manager is also responsible for developing relationships with band and orchestral directors representing all levels of music education from elementary through universities and professional players. These individuals are the primary influence in the choice of an instrument brand. Band directors will generally refer students to designated dealers for the purchase of instruments.

Management believes that its well established, long-standing relationships with these influential music educators are an important component of its distribution strategy.

         Internationally, products are sold through dealers and distributors located in each major country. International representatives help market the Company's products to these dealers and distributors.

         Dealers and distributors are supported through incentive programs, advertising and promotional activities. Trade shows, educator conferences, print media, direct mail, telemarketing, the Internet and personal sales calls are the primary methods of reaching customers. The Company actively advertises in consumer, educator and trade magazines and publications. In addition, Company representatives attend several trade shows and educator conferences each year providing opportunities to interface directly with customers.

         The Company's educational director travels extensively, lecturing and motivating students, educators and parents on the value of music in a child's development. The Company also provides educational materials, catalogs and product specifications to students, educators, dealers and distributors.


MUSICAL INSTRUMENT INDUSTRY

         PIANOS. The overall piano industry can be best analyzed when subdivided into three categories: high-end grand pianos, mid/low end grand pianos, and vertical pianos. Domestic piano sales had been declining over the past two decades primarily due to a decrease in vertical pianos. During this period, verticals were impacted by the increase in competition stemming from electronic alternatives and lower-cost, smaller, mass-produced grand pianos. The vertical piano decline did not have a material adverse effect on the Company's operating results, since the vast majority of its piano profit is realized from high-end grand piano sales, which are more generally affected by economic cycles. Over the past few years, the industry has experienced growth in all categories of pianos. Management believes this trend is attributable to the strong U.S. economy, favorable demographics and a general resurgence in music interests.

         Market size and volume trends are difficult to quantify for international markets, as there is no single source for worldwide sales data. Steinway's strongest international markets outside the Americas are Germany, Japan, the United Kingdom, Switzerland and France.

         Korea, China and Japan are the three largest piano markets in the world, with Japan representing the second largest grand piano market in the world. Steinway currently has less than 2% market share in Japan, compared to an average market share of approximately 8% in other major markets. While adverse economic conditions in the Asian markets have recently slowed expansion opportunities in Japan, the Company believes that its long-term prospects remain good and continues to target this region in its distribution strategies.

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

         The Company believes the outlook for future growth remains positive. Stable demographic trends and recent studies emphasizing the importance of music education in a child's development are expected to contribute to the industry's growth potential. The Company believes that parents are encouraging their children to pursue musical instruments as a response to recent studies that show participation in music programs increase a student's ability to excel in other aspects of their education (e.g., college entrance test scores). In addition, many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.


COMPETITION

         The Company is the largest domestic producer of band and orchestral instruments. New entrants into the domestic market experience difficulty competing with the Company due to the long learning curve inherent in the production of musical instruments, the high quality standards set by the market, cost of tooling, significant capital requirements, lack of name-brand recognition and the utilization of an effective distribution system. Foreign musical instrument manufacturers have made significant strides in recent years to improve their product quality. They now offer a broad range of quality products at highly competitive prices and represent a significant competitive challenge for domestic producers. The Company is focusing on raising product quality standards, investing in new technology to increase productivity and efficiency in the manufacturing process and developing aggressive marketing programs to maintain its market positions.

         Few manufacturers compete directly with Steinway & Sons pianos, both in terms of quality and price. Management believes that used Steinway pianos provide significant competition in its market segment. Because of the potential savings associated with buying a used Steinway piano, as well as the durability of the instrument, a relatively large market exists for used Steinways. It is difficult to estimate the significance of used piano sales, since most are conducted in the private aftermarket. Increased emphasis on both restoration services and the procurement, refurbishment and sales of used Steinway pianos has generated additional revenue over the past few years.


PATENTS AND TRADEMARKS

         The Company has several trademarks and patents effective and pending in the United States and in several foreign countries for varying lengths of time. Steinway has pioneered the development of the modern piano with over 125 patents granted since its founding. Piano trademarks include STEINWAY, STEINWAY & SONS, the Lyre symbol, STEINWAY THE INSTRUMENT OF THE IMMORTALS, BOSTON, DESIGNED BY STEINWAY & SONS, and ESSEX. Band and orchestral trademarks include SELMER, BACH, BUNDY, SIGNET, WILLIAM LEWIS & SON, LUDWIG, MUSSER, EMERSON, CONN, KING, ARMSTRONG, ARTLEY, BENGE, and SCHERL & ROTH. Management considers its various patents and trademarks to be important and valuable assets.


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


LABOR

         As of December 31, 2000, the Company employed 3,060 people, consisting of 2,344 hourly production workers and 716 salaried employees. Of the 3,060 employees, 2,503 were employed in the United States and the remaining 557 were employed primarily in Europe.

         Approximately 63% of the Company's workforce in the United States is represented by labor unions. Collective bargaining agreements covering these employees expire at various dates through 2003. Manufacturing employees in Germany are represented by the workers' council which negotiates annually on their behalf. The Company believes that its relationship with its employees is generally good.


ITEM 2            PROPERTIES

         The Company owns most of its manufacturing and warehousing facilities, as well as the building that includes Steinway Hall. The remaining Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure the Company's debt. The following table lists the Company's significant owned and leased facilities:

                                           APPROXIMATE
                                           FLOOR SPACE
LOCATION                   OWNED/LEASED   (SQUARE FEET)       ACTIVITY
--------                   ------------   -------------       --------
New York, NY                   Owned            449,900       Piano manufacturing; restoration center;
                                                              administrative offices; training
                               Owned            217,000       Piano retail store/showroom, office
                                                              rental property
Hamburg, Germany               Owned            220,660       Piano manufacturing; executive offices; training
                              Leased             11,300       Piano retail store/showroom
Eastlake, OH                   Owned            160,000       Brasswind manufacturing
Elkhart, IN                    Owned            144,000       Brasswind manufacturing
                               Owned             88,000       Woodwind manufacturing; warehouse; office
                               Owned             77,000       Woodwind manufacturing
                               Owned             75,000       Warehouse
                               Owned             25,000       Administrative offices

                                           APPROXIMATE
                                           FLOOR SPACE
LOCATION                   OWNED/LEASED   (SQUARE FEET)       ACTIVITY
--------                   ------------   -------------       -----------------------------------

Springfield, OH                Owned            110,000       Piano plate manufacturing
Nogales, AZ                    Owned             90,000       Band instrument manufacturing
LaGrange, IL                   Owned             46,000       Percussion instrument manufacturing
                              Leased             18,000       Timpani production
Wilkow, Poland                 Owned              9,740       Piano key manufacturing
Monroe, NC                    Leased            147,000       Drum and case manufacturing
Cleveland, OH                 Leased             52,000       Stringed instrument manufacturing
Munich, Germany               Leased             29,000       Piano retail store/showroom
Wuppertal, Germany            Leased             27,450       Piano key manufacturing
London, England               Leased             20,000       Band instrument office; warehouse

         The Company spent $7.9 million for capital improvements in 2000. The majority of the expenditures were used for new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.



ITEM 3            LEGAL PROCEEDINGS

         The Company is involved in certain legal proceedings regarding environmental matters, which are described below. Further, in the ordinary course of business, the Company is party to various legal actions that management believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, management believes that, based on its experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on the business, financial condition and results of operations or prospects of the Company.

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

         As the result of an inspection in 1999, the Indiana Department of Environmental Management ("IDEM") informed the Company that one of its facilities was not in compliance with several air pollution control rules regulating its use of volatile organic compounds (primarily trichloroethylene). Immediately after the inspection, the Company took the necessary steps to return the facility to compliance with these rules. The Company has reached an agreement in principle with IDEM regarding the disposition of this matter, including the assessment of certain immaterial fines. In addition, the Company has agreed to permanently eliminate the use of trichloroethylene from its manufacturing process. The estimated cost to be incurred in 2001 for this capital project is expected to be less than $0.8 million.

         The Company is also continuing existing environmental remediation programs at facilities acquired in 2000. The estimated remaining cost of these remediation programs is approximately $0.5 million and has been accrued by the Company.

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

         The Company operates manufacturing facilities at locations where hazardous substances (including chlorinated solvents) were used. The Company believes that an entity that formerly operated one such facility may have released hazardous substances at such location, which is leased by the Company. The Company has not contributed to such release. Further, the Company has a contractual indemnity from certain stockholders of such entity. Such facility is not the subject of a legal proceeding involving the Company and, to the Company's knowledge, is not subject to investigation. However, no assurance can be given that legal proceedings will not arise in the future and that such indemnitors would make the payments described in the indemnity.

         The matters described above and the Company's other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. However, some risk of environmental liability is inherent in the nature of the Company's current and former businesses and the Company might, in the future, incur material costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental laws.



ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

                                                               High                   Low
                                                             --------              ---------

Fiscal Year Ended December 31, 1999
         First Quarter                                       $  26.00              $  20.06
         Second Quarter                                         27.00                 21.19
         Third Quarter                                          25.69                 20.75
         Fourth Quarter                                         21.50                 15.88

Fiscal Year Ended December 31, 2000
         First Quarter                                       $  20.94              $  17.50
         Second Quarter                                         20.00                 14.50
         Third Quarter                                          18.75                 16.38
         Fourth Quarter                                         19.63                 16.81


         The Company's common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of March 8, 2001, there were 373 holders of record of the Company's Ordinary common stock and two holders of record of the Class A common stock.

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

         The Company is restricted by the terms of its outstanding debt and financing agreements from paying cash dividends on its common stock, and may, in the future, enter into loan or other agreements that restrict the payment of cash dividends on the common stock.

ITEM 6            SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for the five years ended December 31, 2000, derived from the audited financial statements of the Company. The table should be read in conjunction with the audited consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

(In thousands except share and                                  Years Ended December 31,
   per share information)              -----------------------------------------------------------------------------

                                          1996              1997           1998            1999          2000 (1)
                                      -------------    -------------   -------------   ------------   ------------
INCOME STATEMENT DATA:
Net sales                               $ 257,903        $ 277,848      $ 293,251       $ 304,636       $ 331,698
Gross profit                               84,235           93,281         98,479         100,748         104,958
Income from operations                     33,124           38,249         41,813          41,140          41,689
Income before extraordinary item            7,421           13,700         16,651          17,345          16,904
Income per share before extraordinary
 item:
      Basic                                  1.00             1.45           1.78            1.88            1.89
      Diluted                                1.00             1.45           1.75            1.87            1.89

Weighted average shares:
      Basic                             7,418,580        9,426,122      9,339,896       9,213,145       8,921,091
      Diluted                           7,418,580        9,458,841      9,505,640       9,277,798       8,921,108

OTHER FINANCIAL DATA:
EBITDA  (2)                                44,520           50,175         54,072          54,822          57,352
Capital expenditures                        5,199            5,634          6,264          36,192           7,890
Cash flows from:
   Operating activities                     5,927           13,835         14,227          15,372          13,265
   Investing activities                    (5,039)          (8,968)        (5,289)        (39,312)        (93,798)
   Financing activities                      (865)          (3,440)        (1,718)         16,304          80,584

MARGINS:
Gross profit                                 32.7%            33.6%          33.6%           33.1%           31.6%
EBITDA  (2)                                  17.3             18.1           18.4            18.0            17.3

BALANCE SHEET DATA (AT YEAR END):
Cash                                   $    3,277       $    5,271     $   12,460      $    4,664      $    4,989
Current assets                            140,353          151,622        170,381         171,954         265,453
Total assets                              265,366          266,708        283,927         309,641         421,816
Current liabilities                        37,720           40,429         42,243          44,959          56,575
Total debt                                118,391          115,457        117,028         140,080         223,410
Stockholders' equity                       67,878           75,761         91,757          98,202         113,207

----------------

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA:

(1)      The Company acquired UMI in September 2000.
(2) EBITDA represents earnings before depreciation and amortization, net interest expense and income tax expense (benefit), adjusted to exclude non-recurring charges. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements which the Company believes certain investors find useful. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion provides an assessment of the results of operations and liquidity and capital resources for the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

OVERVIEW

         The Company, through its operating subsidiaries, is one of the world's leading manufacturers of musical instruments. The Company's strategy is to capitalize on its strong brand names, leading market positions and quality products. The Company's net sales of $332 million for the year ended December 31, 2000 were comprised of piano sales of $183 million and band and orchestral instrument sales of $149 million.

         Piano sales are influenced by general economic conditions, demographic trends and general interest in music and the arts. The operating results of this segment are primarily affected by Steinway & Sons grand piano sales. Given the total number of these pianos sold in any year (3,647 sold in 2000), a slight change in units sold can have a material impact on the Company's business and operating results. Grand piano unit shipments have increased 16% from 1997 to 2000, largely attributable to the strong U.S. economy, increased selling and marketing efforts, and recent improvements in the international markets. In 2000, approximately 64% of piano sales were in the United States, 26% in Europe and the remaining 10% primarily in Asia.

         Student band instrument sales are strongly influenced by trends in school enrollment and general attitudes toward music and the arts. The school instrument business is generally resistant to macroeconomic cycles and strongly correlated to the number of school children in the United States, which after increasing steadily over the past several years, will stabilize and remain relatively consistent over the next few years. Beginner instruments accounted for 77% of band and orchestral unit shipments and 52% of instrument revenues in 2000, with advanced and professional instruments representing the balance. In 2000, approximately 86% of band sales were in the United States, 7% in Europe and the remaining 7% primarily in Asia.

         Although the Company cannot accurately predict the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations in recent years. Sales to customers outside the United States represent approximately 26% of consolidated sales, with international piano sales accounting for over 75% of these international sales. A significant portion of international piano sales originate from its German manufacturing facility, resulting in sales, cost of sales and related operating expenses denominated in Deutsche marks. While currency translation has affected international sales, cost of sales and related operating expenses, it has not had a material impact on operating income. The Company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency. The Company does not purchase currency related financial instruments for purposes other than exchange rate risk management.

         The Company's effective tax rates vary depending on the relative proportion of foreign to U.S. income (foreign income generally, and German income in particular, bear higher rates of tax) and absorption of foreign tax credits in the U.S. In 2000, a one-time tax benefit associated with the reduction of deferred tax balances caused by a rate reduction in Germany lowered the Company's effective tax rate from 42% in 1999 to 38% in 2000.

         The Company has historically grown through strategic acquisitions of complementary businesses. Recent acquisitions have included the Kluge group of companies in December 1998 and O.S. Kelly in November 1999. In January 2000, the Company acquired Pianohaus Karl Lang ("PKL") for approximately $2.3 million. PKL, located in Munich, is Germany's largest retail piano store and is expected to strengthen Steinway's foreign distribution network. In September 2000, the acquisition of United Musical Instruments Holdings, Inc. ("UMI") was completed with an aggregate purchase price of approximately $84.0 million, including the assumption of approximately $57.0 million of debt. UMI, a domestic manufacturer of band and orchestral instruments, produces instruments under the C.G. Conn, King, Armstrong, and Scherl & Roth brand names. UMI's strength in background brass instruments is expected to complement current product offerings and will enhance the Company's leading market position in the other categories in which it competes. The following discussion includes each of these businesses since its date of acquisition.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         NET SALES - Net sales increased $27.1 million (8.9%) to $331.7 million in 2000. Piano sales increased $9.3 million (5.3%), reflecting higher Steinway shipments which increased 14% overseas and more than 8% overall. This strong performance by Steinway more than offset a 12% decline in Boston units which were negatively impacted by significant price increases necessitated by the strengthening Japanese yen. Band and orchestral sales increased $17.8 million (13.6%). The acquisition of UMI added $19.8 million of sales, which offset a decline in average selling prices attributable to a change in the volume incentive program offered to band dealers. Rebate programs previously offered, the cost of which had been included in operating expenses, were replaced with price discount programs. Overall unit shipments increased 17%.

         GROSS PROFIT - Gross profit increased $4.2 million (4.2%) to $105.0 million. Gross margins declined from 33.1% in 1999 to 31.6% in 2000. Piano margins increased slightly, from 35.2% to 35.6%, as a result of the higher proportion of Steinway units sold. Band instrument margins declined from 30.2% to 26.8% primarily due to the change to a volume-based price discount program from a rebate program. Manufacturing inefficiencies that occurred in the first half of 2000, as well as additional costs associated with the reengineering of two manufacturing plants, also negatively impacted gross margins.

         OPERATING EXPENSES - Operating expenses increased only $3.7 million (6.1%) despite the additions of UMI and PKL in 2000. Operating expenses decreased as a percentage of sales from 19.6% in 1999 to 19.1% in 2000. Operating expenses for existing operations declined primarily due to the replacement of rebate programs which generated $3.6 million of expense in 1999. This reduction was offset by the addition of $5.3 million in operating expenses from UMI and PKL, as well as $1.5 million of non-recurring charges associated with the UMI acquisition.

         OTHER EXPENSE, NET - Other expense increased $2.9 million (25.4%) to $14.3 million in 2000. This increase is the result of higher interest expenses associated with higher average outstanding debt balances throughout the year and the acquisition of UMI.

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

         Cash provided by operations was $14.2 million in 1998, $15.4 million in 1999 and $13.3 million in 2000. During 2000, the Company embarked on a major initiative to effect fundamental changes in its band instrument manufacturing operations. Approximately $1.8 million of expense related to the project was incurred during the year. The long-term benefits of the project, which will be completed by mid-2002, are expected to be improved production flow, efficiency and quality.

         Cash used for the acquisitions of Kluge, O.S. Kelly, PKL and UMI was $1.3 million in 1998, $2.6 million in 1999 and $86.6 million in 2000, respectively. The Company acquired the building that includes the Steinway Hall retail showroom in New York City in March 1999 for $30.8 million. Funds for the acquisition were provided from cash on hand and a new $22.5 million real estate term loan provided by the Company's existing lender. This loan is due in monthly installments of $0.2 million, including principal and interest based on a twenty-five year amortization. The term loan bears interest at average 30-day LIBOR plus 1.5%.

         Additional capital expenditures of $6.3 million, $5.4 million and $7.9 million in 1998, 1999 and 2000, respectively, were primarily used for purchasing new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

         Consistent with industry practice, the Company sells band instruments almost entirely on credit utilizing the two financing programs described below. These programs create large working capital requirements during the year when band instrument receivable balances reach highs of approximately $65-70 million in August and September, and lows of approximately $35-40 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and to facilitate the rent-to-own programs offered to students by many retailers, also allow the Company to match its production and delivery schedules. The following forms of financing are offered to qualified band instrument dealers:

a) RECEIVABLE DATING: Purchases made from January through August have payment due in October. Purchases made from September to December have payment due in January. Dealers are offered discounts for early payment.

b) NOTE RECEIVABLE FINANCING: Qualified dealers may convert open accounts to a note payable to the Company. The note program is offered in January and October, and coincides with the receivable dating program. The note receivable is secured by dealer inventories and receivables. The majority of notes receivable are purchased by a third-party financing company, on a full recourse basis. The Company's current arrangement, which allows the financing company to purchase, at its option, up to an aggregate amount outstanding at any time of $16.0 million of notes receivable, expires in August 2001. Net notes receivable sales generated approximately $14.1 million and $10.1 million in cash in 1999 and 2000, respectively.

         Unlike many of its competitors in the piano industry, the Company does not provide extended financing arrangements to its dealers. To facilitate long-term financing required by some dealers, financing has been arranged through a third-party provider which generally involves no guarantee by the Company.

         On September 14, 2000, the Company entered into an amended and restated credit agreement (the "Credit Facility") with its existing lender to accommodate the acquisition of UMI. The Credit Facility, which expires on September 14, 2008, extended the due date of the real estate term loan, provided a new $45.0 million acquisition term loan and increased the Company's potential borrowing capacity from $60.0 million to $120.0 million in revolving credit loans. The acquisition term loan is repayable in monthly installments of $0.4 million for the first five years and monthly installments of $0.6 million in years six through eight. The acquisition term loan and revolving credit loans bear interest at average 30-day LIBOR plus 1.75%. Borrowings are secured by a first lien on the Company's domestic inventory, receivables, and fixed assets. As of December 31, 2000, revolving credit loans outstanding were $43.1 million and additional availability, based on eligible accounts receivable and inventory balances, was approximately $68.6 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 40 million Deutsche marks.

         At December 31, 2000, the Company's total outstanding indebtedness amounted to $223.4 million, consisting of $110.0 million of 11% Senior Subordinated Notes (the "Notes"), $21.8 million on the real estate term loan, $44.2 million on the acquisition term loan, $43.1 million under the Credit Facility and $4.3 million of notes payable to foreign banks. Cash interest paid was $14.2 million and $17.2 million in 1999 and 2000, respectively. All of the Company's debt agreements contain covenants that place certain restrictions on the Company, including its ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends.

         The Company's share repurchase program authorizes management to make discretionary repurchases of its ordinary common stock up to a limit of $25.0 million. Repurchased shares are being held as treasury shares to be used for corporate purposes. The Company repurchased 395,300 shares at a cost of $7.8 million in 1999 and 26,700 shares at a cost of $0.5 million in 2000.

         Management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through the next twelve months.



NEW ACCOUNTING PRONOUNCEMENTS


         In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" in 2000. These statements require that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company will adopt the amended standard January 1, 2001. Based on the results of the analysis to date, management does not expect the adoption of the amended standard to have a material effect on the Company's results of operations or financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which sets forth the SEC's views on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices are in accordance with SAB No. 101.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates its foreign currency exchange rate risk by holding forward foreign currency contracts. These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 2000, a 10% adverse change in foreign currency exchange rates from market rates would increase the fair value of the contracts by approximately $0.3 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current exchange rate. However, any such gains and losses would generally be offset by corresponding losses and gains, respectively, on the related hedged asset or liability.

         The Company's interest rate exposure is limited primarily to interest rate changes on its variable rate debt. The Credit Facility and term loans bear interest at rates that fluctuate with changes in LIBOR. For the year ended December 31, 2000, a hypothetical 10% increase in interest rates would have increased the Company's interest expense by approximately $0.5 million. The Company uses interest rate caps to manage interest rate risk on foreign debt. The carrying value of the cap is not material and a 10% change in interest rates would not have a material effect on the fair value of the cap.

         The Company's long-term debt includes $110.0 million of Notes with a fixed interest rate. Accordingly, there would be no immediate impact on the Company's interest expense associated with these Notes due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company's Notes, which would be sensitive to such interest rate changes, would be increased by approximately $1.2 million as of December 31, 2000. Such fair value changes may affect the Company's determination whether to retain, replace or retire these Notes.




ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Statements of Income for the Years Ended December 31,
                1998, 1999 and 2000
         Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1998, 1999 and 2000
         Consolidated Statements of Stockholders' Equity for the Years Ended
                December 31, 1998, 1999 and 2000
         Notes to Consolidated Financial Statements
         Schedule II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Steinway Musical Instruments, Inc.:




We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 22, 2001

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            1998           1999           2000
                                                                        -------------  -------------  -------------

Net sales                                                                $   293,251    $   304,636     $  331,698
Cost of sales                                                                194,772        203,888        226,740
                                                                        -------------  -------------  -------------

Gross profit                                                                  98,479        100,748        104,958

Operating expenses:
   Sales and marketing                                                        35,533         37,527         37,342
   General and administrative                                                 16,961         17,790         19,694
   Amortization                                                                3,850          3,928          3,856
   Other operating expense                                                       322            363            887
   Non-recurring charges                                                                                     1,490
                                                                        -------------  -------------  -------------
Total operating expenses                                                      56,666         59,608         63,269
                                                                        -------------  -------------  -------------

Income from operations                                                        41,813         41,140         41,689

Other (income) expense:
   Other income, net                                                          (1,155)        (1,881)        (1,825)
   Interest income                                                            (1,071)          (907)        (1,291)
   Interest expense                                                           12,982         14,183         17,401
                                                                        -------------  -------------  -------------
Other expense, net                                                            10,756         11,395         14,285
                                                                        -------------  -------------  -------------

Income before income taxes                                                    31,057         29,745         27,404

Provision for income taxes                                                    14,406         12,400         10,500
                                                                        -------------  -------------  -------------

Net income                                                               $    16,651    $    17,345     $   16,904
                                                                        =============  =============  =============

Basic income per share                                                   $      1.78   $       1.88     $     1.89
                                                                        =============  =============  =============
Diluted income per share                                                 $      1.75    $      1.87     $     1.89
                                                                        =============  =============  =============

Weighted average shares:
   Basic                                                                   9,339,896      9,213,145      8,921,091
   Diluted                                                                 9,505,640      9,277,798      8,921,108













See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 December 31,        December 31,
                                                                                     1999                2000
                                                                                ---------------     ---------------
ASSETS
Current assets:
   Cash                                                                         $        4,664      $        4,989
   Accounts, notes and leases receivable, net of allowance for
        bad debts of $6,765 and $11,377 in 1999 and 2000, respectively                  56,510              93,042
   Inventories                                                                         102,116             160,296
   Prepaid expenses and other current assets                                             2,605               3,005
   Deferred tax assets                                                                   6,059               4,121
                                                                                ---------------     ---------------
Total current assets                                                                   171,954             265,453

Property, plant and equipment, net                                                      89,510             106,415
Other assets, net                                                                       17,308              20,645
Cost in excess of fair value of net assets acquired, net of accumulated
        amortization of $4,449 and $5,231 in 1999 and 2000, respectively                30,869              29,303
                                                                                ---------------     ---------------

TOTAL ASSETS                                                                     $     309,641       $     421,816
                                                                                ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                            $        7,286      $        9,516
   Accounts payable                                                                      6,920              11,206
   Other current liabilities                                                            30,753              35,853
                                                                                ---------------     ---------------
Total current liabilities                                                               44,959              56,575

Long-term debt                                                                         132,794             213,894
Deferred tax liabilities                                                                21,569              26,316
Non-current pension liability                                                           12,117              11,824
                                                                                ---------------     ---------------
Total liabilities                                                                      211,439             308,609
                                                                                ---------------     ---------------

Commitments and contingent liabilities

Stockholders' equity:
   Class A Common Stock, $.001 par value, 5,000,000 shares authorized,
      477,953 shares issued and outstanding                                                  -                   -
   Common stock, $.001 par value, 90,000,000 shares authorized, 8,438,074
      and 8,453,547 shares outstanding in 1999 and 2000, respectively                        9                   9
   Additional paid-in capital                                                           71,031              71,724
   Retained earnings                                                                    48,488              65,392
   Accumulated other comprehensive income                                               (7,857)             (9,966)
   Treasury stock, at cost (632,700 and 659,400 shares in 1999
      and 2000, respectively)                                                          (13,469)            (13,952)
                                                                                ---------------     ---------------
Total stockholders' equity                                                              98,202             113,207
                                                                                ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      309,641      $      421,816
                                                                                ===============     ===============



See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)



                                                                          1998           1999           2000
                                                                      -------------  -------------  -------------
Cash flows from operating activities:
  Net income                                                            $  16,651      $  17,345     $   16,904
  Adjustments to reconcile net income to cash
    flows from operating activities:
    Depreciation and amortization                                          10,630         11,618         12,342
    Deferred tax benefit                                                   (2,509)        (2,079)        (2,349)
    Other                                                                     380            274            240
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                                (4,734)        (5,028)         4,739
      Inventories                                                          (6,406)        (8,883)       (20,242)
      Prepaid expense and other current assets                                775           (251)           365
      Accounts payable                                                        925            104          2,161
      Other current liabilities                                            (1,485)         2,272           (895)
                                                                      -------------  -------------  -------------
    Cash flows from operating activities                                   14,227         15,372         13,265

Cash flows from investing activities:
  Capital expenditures                                                     (6,264)       (36,192)        (7,890)
  Proceeds from disposals of fixed assets                                     137            138            511
  Changes in other assets                                                   2,175           (615)           148
  Business acquisitions (net of cash acquired)                             (1,337)        (2,643)       (86,567)
                                                                      -------------  -------------  -------------
    Cash flows from investing activities                                   (5,289)       (39,312)       (93,798)

Cash flows from financing activities:
  Borrowing under lines of credit                                         245,774        289,715        328,486
  Repayments under lines of credit                                       (243,918)      (287,846)      (287,189)
  Proceeds from long-term debt                                                            22,500         45,000
  Repayments of long-term debt                                               (865)        (1,046)        (1,981)
  Debt issuance costs                                                                                    (3,942)
  Proceeds from issuance of stock                                           1,039            786            693
  Purchase of treasury stock                                               (3,748)        (7,805)          (483)
                                                                      -------------  -------------  -------------
    Cash flows from financing activities                                   (1,718)        16,304         80,584

Effects of foreign exchange rate changes on cash                              (31)          (160)           274
                                                                      -------------  -------------  -------------

Increase (decrease) in cash                                                 7,189         (7,796)           325
Cash, beginning of year                                                     5,271         12,460          4,664
                                                                      -------------  -------------  -------------

Cash, end of year                                                       $  12,460      $   4,664      $   4,989
                                                                      =============  =============  =============


Supplemental Cash Flow Information
    Interest paid                                                       $  12,991      $  14,173      $  17,238
    Income taxes paid                                                   $  16,469      $  13,709      $  14,990







See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                             Accumulated
                                                    Additional                  Other                     Total
                                          Common     Paid-In    Retained    Comprehensive   Treasury   Stockholders'
                                           Stock     Capital    Earnings       Income        Stock       Equity
                                          --------  ----------  ----------  -------------  ----------  -------------

Balance, January 1, 1998                  $     9   $  69,206   $  14,492   $    (6,030)   $  (1,916)  $   75,761
                                                                                                       -------------

Comprehensive income:
    Net income                                                     16,651                                  16,651
    Foreign currency translation
       adjustment                                                                 2,054                     2,054
                                                                                                       -------------
Total comprehensive income                                                                                 18,705
                                                                                                       -------------

Issuance of 55,231 shares
    of common stock                                     1,039                                               1,039

Purchase of 151,500 shares
    of treasury stock                                                                         (3,748)      (3,748)
                                          --------  ----------  ----------  -------------  ----------  -------------

Balance, December 31, 1998                      9      70,245      31,143        (3,976)      (5,664)      91,757
                                                                                                       -------------

Comprehensive income:
    Net income                                                     17,345                                  17,345
    Foreign currency translation
       adjustment                                                                (3,881)                   (3,881)
                                                                                                       -------------
Total comprehensive income                                                                                 13,464
                                                                                                       -------------

Issuance of 40,002 shares
    of common stock                                       786                                                 786

Purchase of 395,300 shares
    of treasury stock                                                                         (7,805)      (7,805)
                                          --------  ----------  ----------  -------------  ----------  -------------

Balance, December 31, 1999                      9      71,031      48,488        (7,857)     (13,469)      98,202
                                                                                                       -------------

Comprehensive income:
    Net income                                                     16,904                                  16,904
    Foreign currency translation
        adjustment                                                               (1,988)                   (1,988)
    Additional minimum pension liability                                           (121)                     (121)
                                                                                                       -------------
Total comprehensive income                                                                                 14,795
                                                                                                       -------------

Issuance of 42,173 shares
    of common stock                                       693                                                 693

Purchase of 26,700 shares
    of treasury stock                                                                           (483)        (483)
                                          --------  ----------  ----------  -------------  ----------  -------------

Balance, December 31, 2000                $     9   $  71,724   $  65,392   $    (9,966)   $ (13,952)  $  113,207
                                          ========  ==========  ==========  =============  ==========  =============

See notes to consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(1)  NATURE OF BUSINESS

     Steinway Musical Instruments, Inc. and subsidiaries (the "Company") is one of the world's leading manufacturers of musical instruments. The Company, through its wholly-owned subsidiaries, The Steinway Piano Company, Inc. ("Steinway"), The Selmer Company, Inc. ("Selmer") and United Musical Instruments Holdings, Inc. ("UMI"), manufactures and distributes products within the musical instrument industry. Steinway produces the highest quality piano in the world and has one of the most highly recognized and prestigious brand names. Selmer and UMI are the leading domestic manufacturers of band and orchestral instruments and related accessories, including a complete line of brasswind, woodwind, percussion and stringed instruments. Selmer Paris saxophones, Bach trumpets and trombones, C.G. Conn and King brasswind instruments and Ludwig snare drums are considered by many to be the finest such instruments in the world.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly-owned subsidiaries. Significant intercompany balances have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - Revenue is generally recognized upon shipment. The Company provides for the estimated costs of warranties, discounts and returns at the time of sale.

     INVENTORIES - Inventories are stated at the lower of cost or market. The cost of approximately 76% of inventories has been determined by the first-in, first-out ("FIFO") method. The cost of the remaining inventories has been determined by the last-in, first-out ("LIFO") method.

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

     Cost in excess of fair value acquired is amortized on a straight-line basis over 40 years. Trademarks acquired are recorded at appraised value and are amortized on a straight-line basis over 10 years. Deferred financing costs are amortized on a straight-line basis over the repayment periods of the underlying debt, which approximates the effective interest method.

     When conditions indicate a need to evaluate recoverability, the Company evaluates the recoverability of its long-lived assets by comparison of the estimated future undiscounted cash flows expected to be generated by those assets to their carrying value. To date, no impairment losses have been noted or recorded as a result of this evaluation process.

     ADVERTISING - Advertising costs are expensed as incurred. Advertising expense was $6,497, $6,676 and $7,684 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     FOREIGN CURRENCY TRANSLATION - Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year-end rates, and revenues and expenses at average rates of exchange prevailing during the year. The resulting translation adjustments are reported as a separate component of comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated statements of income currently.

     FOREIGN EXCHANGE CONTRACTS - The Company enters into foreign exchange contracts as a hedge against foreign currency transactions. These contracts are not used for trading or speculative purposes. Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period. Such gains and losses directly offset the foreign exchange gains or losses associated with the hedged receivable or payable. Gains and losses on foreign exchange contracts which exceed the related balance sheet or firm purchase commitment exposure are included in foreign currency gain or loss in the consolidated statements of income. The Company does have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign exchange contracts. However, the Company enters into these contracts with reputable institutions and the Company believes there is not a significant risk of loss.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     INCOME PER COMMON SHARE - Basic income per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except when such items would be antidilutive.

A reconciliation of the weighted average shares used for the basic and diluted computations is as follows for the years ended December 31:

                                                                     1998              1999             2000
                                                                  ---------         ---------        ---------

Weighted average shares for basic income per share                9,339,896         9,213,145        8,921,091
Dilutive effect of stock options                                    165,744            64,653               17
                                                                  ---------         ---------        ---------
Weighted average shares for diluted income per share              9,505,640         9,277,798        8,921,108
                                                                  =========         =========        =========

     Options to purchase 0, 30,500 and 618,800 shares of common stock at prices ranging from $18.84 to $21.94 per share were outstanding during the years ended December 31, 1998, 1999 and 2000, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares.

     ENVIRONMENTAL MATTERS - Potential environmental liabilities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires a liability to be recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated (see Note 12).

     SEGMENT REPORTING - The Company has determined that it has two distinct reportable segments: the piano segment and the band and orchestral instrument segment. The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's senior management.

     COMPREHENSIVE INCOME - Comprehensive income is comprised of net income, foreign currency translation adjustments and additional minimum pension liabilities and is reported in the consolidated statements of stockholders' equity for all periods presented.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" in 2000. These statements require that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company will adopt the amended standard January 1, 2001. Based on the results of the analysis to date, management does not expect the adoption of the amended standard to have a material effect on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which sets forth the SEC's views on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices are in accordance with SAB No. 101.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.


(3)    ACQUISITIONS

     During the year ended December 31, 2000, the Company completed the following acquisitions, both of which have been accounted for as purchases. The results of the acquired businesses have been included with those of the Company from the date of acquisition. The purchase price paid has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Certain of these estimates are preliminary and could change upon completion of the estimation process.

     In January 2000, the Company acquired Pianohaus Karl Lang, located in Munich, Germany, for approximately $2.3 million. The purchase price was allocated primarily to fixed assets.

     In September 2000, the Company completed the acquisition of UMI pursuant to a stock purchase agreement dated as of July 20, 2000. The purchase price aggregated $27 million in cash, funded through borrowings on the Company's lines of credit and a term loan. In addition, the Company assumed approximately $57 million of debt, which was paid at closing with funds from the lines of credit and the term loan.

     The preliminary purchase price allocation for UMI is as follows:

       Inventories                                                    $       40,041
       Receivables and current assets                                         41,734
       Property, plant and equipment                                          17,510
       Trademarks                                                              3,564
       Accounts payable and other current liabilities                        (18,622)
                                                                      ---------------

       Purchase price                                                 $       84,227
                                                                      ==============

     In connection with the acquisition, inventories were written up by $11 million to net realizable value. Prior to the acquisition, UMI had utilized the LIFO method of determining cost; the Company will continue to utilize this method for UMI inventories, and such inventory items will constitute a separate pool for accounting and tax purposes.

     Had the acquisition of UMI been consummated on January 1, 1999, it is estimated that the unaudited pro forma results of operations would have been as follows for the years ended December 31:

                                                                   1999            2000

Revenues                                                      $ 368,090        $ 379,369
Net income                                                       18,222           18,522
Earnings per share:
   Basic                                                      $    1.98        $    2.08
   Diluted                                                    $    1.96        $    2.08


(4)  INVENTORIES

                                                                       December 31,
                                                              -------------------------------
                                                                  1999              2000
                                                              -------------     -------------
     Raw materials                                            $     15,791      $      20,961
     Work in process                                                37,921             53,711
     Finished goods                                                 48,404             85,624
                                                              -------------     -------------
     Total                                                    $    102,116      $    160,296
                                                              =============     =============

     Inventories held by UMI (see Note 3) are accounted for using the LIFO method. If the FIFO method of inventory valuation had been used to value all inventories, inventories would have been $3,270 lower than reported at December 31, 2000. As a result of using the LIFO valuation method, net earnings were $2,017 higher in 2000. For financial reporting purposes, the fair value of UMI inventories as of the acquisition date constitutes the base layer for purposes of applying the LIFO method. This layer includes the $11 million allocated to state opening inventories at net realizable value.

(5)  PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1999              2000
                                                                                   -------------     -------------
     Land                                                                          $      16,680     $      18,378
     Buildings and improvements                                                           53,979            62,930
     Leasehold improvements                                                                1,870             1,864
     Machinery, equipment and tooling                                                     32,185            40,381
     Office furniture and fixtures                                                         6,242             7,786
     Concert and artist and rental pianos                                                 10,510            11,327
     Construction in progress                                                                646               509
                                                                                   -------------     -------------
                                                                                         122,112           143,175
     Less accumulated depreciation and amortization                                       32,602            36,760
                                                                                   -------------     -------------
     Total                                                                         $      89,510     $     106,415
                                                                                   =============     =============


(6)  OTHER ASSETS, NET

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1999              2000
                                                                                   -------------     -------------
     Trademarks                                                                    $      19,718     $      22,213
     Deferred financing costs                                                              9,294            13,234
     Other assets                                                                          2,578             2,235
                                                                                   -------------     -------------
                                                                                          31,590            37,682
     Less accumulated amortization                                                        14,282            17,037
                                                                                   -------------     -------------
     Total                                                                         $      17,308     $      20,645
                                                                                   =============     =============


(7)  OTHER CURRENT LIABILITIES

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1999              2000
                                                                                   -------------     -------------
     Accrued payroll and related benefits                                          $      12,157     $      15,266
     Current portion of pension liability                                                    502               685
     Accrued warranty expense                                                              2,330             2,355
     Accrued income taxes                                                                  1,882             1,678
     Accrued interest                                                                      1,518             1,675
     Other accrued expenses                                                               12,364            14,194
                                                                                   -------------     -------------
     Total                                                                         $      30,753     $      35,853
                                                                                   =============     =============

(8)  OTHER (INCOME) EXPENSE, NET

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1998             1999              2000
                                                                  -------------    -------------     -------------

     West 57th Building income                                    $        -       $    (3,516)      $    (4,653)
     West 57th Building expenses                                                         2,452             3,254
     Foreign exchange (gain) loss, net                                   (384)            (116)              462
     Miscellaneous                                                       (771)            (701)             (888)
                                                                  -------------    -------------     -------------
     Total                                                        $    (1,155)     $    (1,881)      $    (1,825)
                                                                  =============    =============     =============


(9)  INCOME TAXES

   The components of the provision for income taxes are as follows:

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1998             1999              2000
                                                                  -------------    -------------     -------------
     U.S. Federal:
          Current                                                    $ 10,210        $   8,067         $   7,097
          Deferred                                                       (870)            (276)             (780)
     U.S. State and local:
          Current                                                       1,420            1,533             1,310
          Deferred                                                       (124)             (54)              (65)
     Foreign:
          Current                                                       5,076            4,092             4,442
          Deferred                                                     (1,306)            (962)           (1,504)
                                                                  -------------    -------------     -------------
     Total                                                          $  14,406         $ 12,400          $ 10,500
                                                                  =============    =============     =============


   The components of income before income taxes are as follows:

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1998             1999              2000
                                                                  -------------    -------------     -------------

     U.S. operations                                              $    24,151      $    23,062       $    20,075
     Non-U.S. operations                                                6,906            6,683             7,329
                                                                  -------------    -------------     -------------
     Total                                                        $    31,057      $    29,745       $    27,404
                                                                  =============    =============     =============


   The Company's provision for income taxes differed from that using the statutory U.S. federal rate as follows:

                                                                             Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1998             1999              2000
                                                                  -------------    -------------     -------------
     Statutory federal rate applied to earnings before
          income taxes                                            $     10,870     $    10,412       $     9,591
     Increase in income taxes resulting from:
          Foreign income taxes (net of federal benefit)                  2,084           1,278             1,280
          State income taxes (net of federal benefit)                      933             996               802
          Change in tax rate in Germany                                                                     (570)
          Other                                                            519            (286)             (603)
                                                                  -------------    -------------     -------------
     Provision for income taxes                                   $     14,406     $    12,400       $    10,500
                                                                  =============    =============     =============

   In 2000, Germany passed certain legislation which reduced the rate at which certain of the Company's operations will pay tax, commencing in 2001. Upon passage of the legislation, the Company recognized a reduction of $570 in its deferred tax liabilities based on changes in the rates. This legislation has no impact on taxes currently payable.

   At December 31, 2000, accumulated retained earnings of non-U.S. subsidiaries totaled $2,244. No provision for U.S. income and foreign withholding taxes has been made because it is expected that such earnings will be reinvested indefinitely.

   The components of net deferred taxes are as follows:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1999              2000
                                                                                   -------------     -------------
     Deferred tax assets:
          Uniform capitalization adjustment to inventory                           $     2,581       $     2,488
          Allowance for doubtful accounts                                                1,459             3,037
          Book tax differences in LIFO reserves on inventory                                              (6,007)
          Accrued expenses and other current assets and liabilities                      2,843             4,085
          Foreign tax credits                                                           15,681            12,955
          Valuation allowances                                                         (14,233)          (12,366)
                                                                                   -------------     -------------
               Total deferred tax assets                                                 8,331             4,192

     Deferred tax liabilities:
          Pension contributions                                                            279               175
          Fixed assets                                                                 (16,808)          (19,764)
          Intangibles                                                                   (7,312)           (6,798)
                                                                                   -------------     -------------
               Total deferred tax liabilities                                          (23,841)          (26,387)
                                                                                   -------------     -------------

     Net deferred taxes                                                            $   (15,510)      $   (22,195)
                                                                                   =============     =============

     Valuation allowances provided relate to excess foreign tax credits generated over expected credit absorption. Of these valuation allowances, $4,612 and $4,051 relate to the acquisition of Steinway as of December 31, 1999 and 2000, respectively. Should the related tax benefits be recognized in the future, the effect of removing the valuation allowances associated with the acquisition of Steinway would generally be a decrease in goodwill. During 1999, the valuation allowance decreased due to the effects of currency exchange offset by an increase of $1,056 due to the generation of additional excess foreign tax credits. During 2000, the valuation allowance decreased by $1,867 primarily due to expiration of foreign tax credits which were written off against the related reserves. Foreign tax credit carryforwards expire in varying amounts through 2005.

(10) LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1999              2000
                                                                                   -------------     -------------

   Senior debt                                                                     $         692     $      43,087
   Term loans (see Note 12)                                                               22,286            66,025
   11% Senior Subordinated Notes (see Note 19)                                           110,000           110,000
   Note payable to a foreign bank                                                          1,177               367
   Open account loans, payable on demand to a foreign bank                                 5,925             3,931
                                                                                   -------------     -------------
   Total                                                                                 140,080           223,410
   Less current portion                                                                    7,286             9,516
                                                                                   -------------     -------------
   Long-term debt                                                                  $     132,794     $     213,894
                                                                                   =============     =============

Scheduled maturities of long-term debt as of December 31, 2000 are as follows:

                                                                            Amount
                                                                         -------------
                             2001                                        $      9,516
                             2002                                               5,307
                             2003                                               5,332
                             2004                                               5,360
                             2005                                             115,390
                             Thereafter                                        82,505
                                                                         -------------
                             Total                                       $    223,410
                                                                         =============

     On September 14, 2000, the Company entered into an amended and restated credit agreement (the "Credit Facility") with its existing lender to accommodate the acquisition of UMI. The Credit Facility, which expires on September 14, 2008, extended the due date of the real estate term loan, provided a new $45.0 million acquisition term loan and increased the Company's potential borrowing capacity for its domestic seasonal borrowing requirements from $60.0 million to $120.0 million in revolving credit loans. The real estate term loan is payable in monthly installments of $170, based on a twenty-five year amortization, and includes interest at average 30-day LIBOR plus 1.5%. This term loan is collateralized by all of the Company's interests in the Steinway Hall property. The acquisition term loan is repayable in monthly installments of $0.4 million for the first five years and monthly installments of $0.6 million in years six through eight. The acquisition term loan and revolving credit loans bear interest at average 30-day LIBOR plus 1.75%. Borrowings are collateralized by the Company's domestic accounts receivable, inventory and fixed assets. As of December 31, 2000, revolving credit loans outstanding were $43.1 million and additional availability based on eligible accounts receivable and inventory balances was approximately $68.6 million.

     The 11% Senior Subordinated Notes, due May 15, 2005, became redeemable at the Company's option, in whole or in part, beginning June 1, 2000. The redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest to the applicable redemption date, are as follows if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

                           2000                                              104.125%
                           2001                                              102.750%
                           2002                                              101.375%
                           2003 and thereafter                               100.000%

     The note payable to a foreign bank is due in monthly installments of DM 127 ($61 at the December 31, 2000 exchange rate) through June 1, 2001, and bears interest at 6.25%.

     The open account loans provide for borrowings by foreign subsidiaries of up to DM 40,000 ($19,273 at the December 31, 2000 exchange rate) payable on demand. A portion of the open account loan can be converted into a maximum of L1,049 ($1,566 at the December 31, 2000 exchange rate) for use by the Company's UK branch and Y396,704 ($3,469 at the December 31, 2000 exchange rate) for use by the Company's Japanese subsidiary. Demand borrowings bear interest at rates of 8.2-8.35% for the Deutsche mark loans, 5.7-5.85% for Euromoney-market short-term loans (DM based) and 1.695% for Japanese yen loans. The Company has also purchased two interest rate caps. One cap limits the base interest rate to 5% on DM 5,000 ($2,409 at the December 31, 2000 exchange rate) declining to DM 1,000 ($481 at the December 31, 2000 exchange rate) in 2004. The other cap limits the base interest rate to 6.25% on DM 3,000 ($1,446 at the December 31, 2000 exchange rate) and expires in 2005.

     All of the Company's debt agreements contain certain financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, and prohibit the payment of cash dividends. The Company is in compliance with all such covenants.


(11) STOCKHOLDERS' EQUITY

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

     EMPLOYEE STOCK PURCHASE PLAN - The Company has an employee stock purchase plan (the "Purchase Plan") under which substantially all employees may purchase common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee's annual base earnings. During 1998, 1999 and 2000, 30,431, 29,502 and 31,773 shares, respectively, were issued under the Purchase Plan. Of the 500,000 shares originally reserved for issuance under the Purchase Plan, 378,737 shares remain reserved for future issuance as of December 31, 2000.

     STOCK PLAN - The 1996 stock plan (the "Stock Plan") provides for the granting of 778,250 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors of the Company and its subsidiaries. Common stock reserved for issuance under the Stock Plan was 731,550 shares as of December 31, 2000.

     Option activity for the years ended December 31 is as follows:

                                               1998                        1999                        2000
                                      ------------------------    ------------------------    -----------------------
                                                   Weighted                    Weighted                   Weighted
                                        Number      Average        Number      Average         Number      Average
                                          of       Exercise          Of        Exercise          of       Exercise
                                       Options       Price         Options      Price          Options      Price
                                      ----------- ------------    ---------- -------------    ---------- ------------

Outstanding at beginning of year        586,730      $  19.14       562,344     $  19.31         536,020    $  19.26
Granted                                  41,645         20.72        36,078        22.19         152,851       18.13
Exercised                               (55,231)        18.61       (40,002)       22.80         (42,173)      16.43
Canceled, forfeited or expired          (10,800)        19.00       (22,400)       18.97         (14,300)      19.21
                                      -----------                 ----------                  ----------
Outstanding at end of year              562,344         19.31       536,020        19.26         632,398       19.09
                                      ===========                 ==========                  ==========

Exercisable at end of year              200,700      $  19.09       300,800     $  19.14         382,700    $  19.17


     The following table sets forth information regarding outstanding and exercisable options at December 31, 2000:

                                                Options Outstanding                         Options Exercisable
                                  -------------------------------------------------    -------------------------------
                                                        Weighted        Weighted                           Weighted
                                      Number            Average          Average           Number          Average
                                        of             Remaining        Exercise             Of            Exercise
Range of Exercise Prices             Options         Contract Life        Price           Options           Price
------------------------          ---------------    ---------------    -----------    -------------------------------

$15.49                                   13,598             .6 years       $15.49
$18.84 to 21.94                         618,800            6.3              19.17            382,700         $19.17
                                  ---------------                                      ---------------
                                        632,398            6.2              19.09            382,700          19.17
                                  ===============                                      ===============

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

                                                                       1998              1999              2000
                                                                   --------------    -------------     -------------
     Net income                                                           $15,929          $16,465           $15,933
     Basic income per share                                                 $1.71            $1.79             $1.79
     Diluted income per share                                               $1.68            $1.77             $1.79


     The fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan, was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                      1998               1999              2000
                                                                 ---------------    ---------------   ---------------
Range of risk-free interest rates                                  4.66-5.35%         4.99-5.10%        6.05-6.41%
Range of expected life of option grants (in years)                   1 to 6             1 to 6            1 to 6
Expected volatility of underlying stock                               26.4%              26.8%             26.0%

The weighted average fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan, is as follows:

                                                                      1998               1999              2000
                                                                 ---------------    ---------------   ---------------

   Stock Plan                                                        $7.69               $7.79             $7.64
   Purchase Plan                                                     $7.41               $6.10             $4.79


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


(12) COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - The Company leases various facilities and equipment under noncancelable operating lease arrangements. These leases expire at various times through 2016 with various renewal options. Rent expense was $3,638, $3,921 and $3,979 for the years ended December 31, 1998, 1999 and 2000, respectively.

     In March 1999, the Company acquired the building that includes the Steinway Hall retail store on West 57th Street in New York City for approximately $30.8 million. The Company entered into a ninety-nine year land lease as part of the transaction. Annual rent payable under the land lease is $2,170 in the first ten years, $2,790 for the subsequent ten year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined. The Company also entered into a ten year master lease whereby all of the Company's interest in the land and building was leased back to the owner of the land. Rental expense and rental income associated with these leases was $1,874 and $3,516, respectively, for the year ended December 31, 1999 and $2,480 and $4,653, respectively, for the year ended December 31, 2000 and are included, along with other real estate costs, in other income/expense (see Note 8).

     Future minimum lease payments for the Company's noncancelable operating leases, excluding the land lease discussed above, and future rental income under the master lease for the years ending December 31 are as follows:

                                                     Lease                     Rental
                                                    Payments                   Income
                                                -----------------         -----------------
2001                                               $    3,972                $    4,653
2002                                                    3,528                     4,653
2003                                                    3,426                     4,653
2004                                                    3,119                     4,653
2005                                                    2,966                     4,653
Thereafter                                              7,128                    13,959
                                                -----------------         -----------------
Minimum total                                      $   24,139                $   37,224
                                                =================         =================

     NOTES RECEIVABLE SOLD WITH RECOURSE - The Company sells notes receivable on a recourse basis to a financing company under a facility that expires in August 2001. Pursuant to the terms of the facility, the financing company may, at its option, purchase up to an aggregate principal amount outstanding at any time of $16 million of the Company's notes receivable. The Company received proceeds of approximately $14.1 million and $10.1 million from the sales of such notes during the years ended December 31, 1999 and 2000, respectively. Other current liabilities include a recourse obligation of $1.4 million and $1.1 million as of December 31, 1999 and 2000, respectively, for the notes sold with recourse.

     ENVIRONMENTAL MATTERS - The Company is continuing existing environmental remediation projects at facilities acquired in 2000. Management believes that established reserves, which approximated $500 at December 31, 2000 and are included in other current liabilities, are adequate to cover the remaining cost of these remediation projects. Other environmental matters are pending against the Company, which might result in monetary damages, the amount of which, if any, cannot be determined at the present time. Philips Electronics, a previous owner of the Company, has agreed to hold the Company harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988. Management believes that these matters will not have a material adverse impact on the Company's consolidated results of operations or financial condition.

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


(13) RETIREMENT PLANS

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

     The following table sets forth the funded status and amounts recognized as of December 31, 1999 and 2000 for the Company's domestic and foreign defined benefit pension plans:

                                                               Domestic Plans                   Foreign Plans
                                                            1999            2000             1999           2000
                                                        --------------  --------------   -------------  -------------
Change in benefit obligation:
     Benefit obligation, beginning of year               $   23,599      $   22,049       $   17,785     $   16,304
       Service cost                                           1,256           1,133              528            517
       Interest cost                                          1,528           1,883            1,006            916
       Plan participants' contributions                          23              23
       Amendments                                               130           1,978
       Actuarial (gain) loss                                 (3,633)             46             (115)          (143)
       Foreign currency exchange rate changes                                                 (2,063)        (1,040)
       Acquisition                                                            4,886                             123
       Benefits paid                                           (854)         (1,030)            (837)          (754)
                                                        --------------  --------------   -------------  -------------
     Benefit obligation, end of year                         22,049          30,968           16,304         15,923
                                                        --------------  --------------   -------------  -------------

Change in plan assets:
     Fair value of plan assets, beginning of year            23,048          27,084            3,548          3,996
       Return on plan assets                                  3,067            (785)             526           (336)
       Acquisition                                                            3,938
       Employer contribution                                  1,800           1,685              805            731
       Employee contributions                                    23              23               50             47
       Foreign currency exchange rate changes                                                    (96)          (300)
       Benefits paid                                           (854)         (1,030)            (837)          (754)
                                                        --------------  --------------   -------------  -------------
     Fair value of plan assets, end of year                  27,084          30,915            3,996          3,384
                                                        --------------  --------------   -------------  -------------

     Funded status                                            5,035             (53)         (12,308)       (12,539)

     Unrecognized net actuarial (gain) loss                  (6,569)         (3,292)            (311)           173
     Unrecognized prior service cost                          1,708           3,323
                                                        --------------  --------------   -------------  -------------
     Net amount recognized                              $       174     $       (22)     $   (12,619)   $   (12,366)
                                                        ==============  ==============   =============  =============

Amounts recognized in the balance sheet consist of:
     Prepaid (accrued) benefit cost                     $       174     $      (143)     $   (12,619)   $   (12,366)
     Additional minimum pension liability                                       121
                                                        --------------  --------------   -------------  -------------
     Net amount recognized                              $       174     $       (22)     $   (12,619)   $   (12,366)
                                                        ==============  ==============   =============  =============


                                                 Domestic Plans                        Foreign Plans
                                           1998       1999       2000           1998       1999       2000
                                         --------   --------   --------       --------   --------   --------
Weighted average assumptions
 as of December 31:
   Discount rate                           7.0%       7.75%      7.75%        5.5-6.5%   5.75-6.5%  5.75-6.5%
   Expected return on assets               8.5        8.5        9.0            6.5         6.75       6.75
   Rate of compensation increase           4.0        4.0        4.0          2.5-4.0     2.5-4.5    2.5-4.5

   The components of net pension expense for the years ended December 31 are as follows:

                                                                      1998             1999             2000
                                                                  -------------    -------------    -------------
   Domestic Plans:
     Service cost                                                   $   1,155        $   1,256        $   1,133
     Interest cost                                                      1,437            1,528            1,883
     Expected return on plan assets                                    (1,490)          (1,778)          (2,323)
     Amortization of prior service cost                                   216              216              362
     Recognized actuarial (gain) loss                                      18               14             (122)
                                                                  -------------    -------------    -------------
     Net pension expense                                            $   1,336        $   1,236        $     933
                                                                  =============    =============    =============

   Foreign Plans:
     Service cost                                                   $     456        $     528        $     517
     Interest cost                                                      1,014            1,006              916
     Expected return on plan assets                                      (289)            (225)            (232)
                                                                  -------------    -------------    -------------
     Net pension expense                                            $   1,181        $   1,309        $   1,201
                                                                  =============    =============    =============

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $11,994, $11,510 and $0, respectively, as of December 31, 1999 and $16,467, $15,974 and $3,912, respectively, as of December 31, 2000.

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

     The following table sets forth the funded status of the Company's postretirement benefit plans and accrued postretirement benefit cost reflected in the Company's consolidated balance sheet at year end:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1999              2000
                                                                                   -------------     -------------
Change in benefit obligation:
   Benefit obligation, beginning of year                                              $  1,343          $  1,233
     Service cost                                                                           41                47
     Interest cost                                                                          88               106
     Actuarial (gain) loss                                                                (188)              165
     Benefits paid                                                                         (51)              (63)
                                                                                   -------------     -------------
   Benefit obligation, end of year                                                       1,233             1,488

   Fair value of plan assets                                                                 -                 -
                                                                                   -------------     -------------

   Funded status                                                                        (1,233)           (1,488)
   Unrecognized net actuarial gain                                                        (193)              (28)
   Unrecognized prior service cost                                                         703               652
                                                                                   -------------     -------------
   Accrued postretirement benefit cost                                               $    (723)         $   (864)
                                                                                   =============     =============


     The assumed weighted average discount rate as of December 31 was 6.75% in 1998 and 7.75% in 1999 and 2000. The annual assumed rate of increase in the per capita cost of covered health care benefits is 8.5% for retirees under age 65 in 2000 and is assumed to decrease gradually to 5.5% in 2006, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

                                                                             Years Ended December 31,
                                                                  -----------------------------------------------
                                                                      1998             1999             2000
                                                                  -------------    -------------    -------------
   Service cost                                                       $    39          $    42          $    47
   Interest cost                                                           87               88              107
   Amortization of transition obligation                                   50               50               50
                                                                  -------------    -------------    -------------
   Net postretirement benefit cost                                    $   176          $   180          $   204
                                                                  =============    =============    =============

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                     1%              1%
                                                                                  Increase        Decrease
                                                                                  --------        --------

     Effect on total of service and interest cost components                        $  9            $ (8)
     Effect on the postretirement benefit obligation                                  70             (62)


     The Company also sponsors 401(k) retirement savings plans for eligible employees. Discretionary employer contributions, as determined annually by the Board of Directors, are made to one of these plans. The 1998, 1999 and 2000 contribution approximated $433, $477 and $590, respectively.


(14) RELATED PARTY TRANSACTIONS

     The principals of Kirkland Messina LLC, a merchant banking firm, control 85% of the voting power of the Company's common stock. Kirkland Messina LLC and its principals received annual payments of $400 in 1998 for ongoing management and other services to the Company. In 1999, the management agreements were terminated and the principals entered into employment agreements with the Company.


(15) FOREIGN EXCHANGE CONTRACTS

     At December 31, 1999, the Company's German divisions, whose functional currency is the Deutsche mark, had forward contracts and purchased options to sell Y392,665 and L1,100 and to buy $430 in order to manage any currency exchange fluctuations on its intercompany transactions. These instruments matured at various dates through November 2000.

     At December 31, 2000, these instruments, maturing at various dates through April 2002, consisted of forward contracts and purchased options to sell Y37,252 and L1,600. The Company's only use of purchased options is to manage currency exchange fluctuations.

(16) FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                                 1999                              2000
                                                    ------------------------------   -------------------------------
                                                    Net Carrying      Estimated       Net Carrying     Estimated
                                                        Value         Fair Value          Value        Fair Value
                                                    --------------  --------------   --------------   --------------
     Financial liabilities:
        Long-term debt                                   $140,080       $145,556           $223,410      $226,554
        Foreign currency contracts                                          (199)                            (228)
        Interest rate caps                                                    44                               16

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

(17) SEGMENT INFORMATION

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

The following tables present information about the Company's operating segments:

1998                                     Piano Segment                Band and Orchestral Segment
                              -------------------------------------  -----------------------------   Other & Consol
                                U.S.    Germany    Other     Total     U.S.     Other     Total       Elim    Total
                                ------  -------    ------   -------   ------    ------   -------   -------- --------
Revenues from external
    customers                  104,209   40,753    16,162   161,124  127,943     4,184   132,127             293,251
Interest income                              31        19        50      824                 824       197     1,071
Interest expense                 8,887      221       227     9,335   19,597              19,597   (15,950)   12,982
Depreciation and amortization    4,427    2,573       186     7,186    3,392        14     3,406        38    10,630
Income tax expense               3,884    2,707       696     7,287    1,025        37     1,062     6,057    14,406
Net income                       3,008    2,405     1,004     6,417      485        57       542     9,692    16,651
Capital expenditures             3,164      387        36     3,587    2,663               2,663        14     6,264
Total assets                    91,960   66,774     9,556   168,290  277,107     2,962   280,069  (164,432)  283,927
1999                                     Piano Segment                Band and Orchestral Segment
                              -------------------------------------  -----------------------------   Other & Consol
                                U.S.    Germany    Other     Total     U.S.     Other     Total       Elim    Total
                                ------  -------    ------   -------   ------    ------   -------   -------- --------
Revenues from external
    customers                  117,428   39,115    17,041   173,584  126,781     4,271   131,052             304,636
Interest income                              15        18        33      820                 820        54       907
Interest expense                10,247      358       215    10,820   20,035              20,035   (16,672)   14,183
Depreciation and amortization    5,435    2,568       187     8,190    3,383               3,383        45    11,618
Income tax expense (benefit)     4,305    2,455       731     7,491     (510)       12      (498)    5,407    12,400
Net income (loss)                4,332    2,287     1,175     7,794   (1,124)       23    (1,101)   10,652    17,345
Capital expenditures            34,064      861       209    35,134    1,012               1,012        46    36,192
Total assets                   128,466   55,902    11,964   196,332  278,712     3,444   282,156  (168,847)  309,641
2000                                     Piano Segment                Band and Orchestral Segment
                              -------------------------------------  -----------------------------   Other & Consol
                                U.S.    Germany    Other     Total     U.S.     Other     Total       Elim    Total
                                ------  -------    ------   -------   ------    ------   -------   -------- --------
Revenues from external
    customers                  123,528   38,630    20,686   182,844  143,904     4,950   148,854             331,698
Interest income                              16        25        41    1,250               1,250               1,291
Interest expense                11,372      454       219    12,045   23,020              23,020   (17,664)   17,401
Depreciation and amortization    6,074    2,343       218     8,635    3,659               3,659        48    12,342
Income tax expense (benefit)     3,972    1,735     1,192     6,899     (671)     (132)     (803)    4,404    10,500
Net income (loss)                4,723    2,837     1,514     9,074   (3,076)     (266)   (3,342)   11,172    16,904
Capital expenditures             4,524    1,053        39     5,616    2,184        55     2,239        35     7,890
Total assets                   144,014   54,008    11,444   209,466  407,958     3,868   411,826  (199,476)  421,816

(18) SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly-owned subsidiary, The Selmer Company, Inc. Summarized financial information for The Selmer Company, Inc. and subsidiaries is as follows:

                                                                  1998               1999              2000
                                                              --------------     --------------    --------------
     Current assets                                             $ 167,938          $ 169,295         $ 264,198
     Total assets                                                 280,991            306,516           420,150
     Current liabilities                                           53,712             58,569            73,550
     Stockholder's equity                                          97,080            110,811           126,820
     Net sales                                                    290,948            301,765           329,004
     Gross profit                                                  97,776            100,051           104,372
     Net income                                                    16,724             17,612            18,118


(19) SUMMARY OF MERGER AND GUARANTEES

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

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                    Non
                                       Guarantor      Issuer      Guarantor      Guarantor
                                         Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       -----------  -----------  ------------  ------------  ------------  ------------

Net sales                              $       -    $ 127,261    $  113,785    $   61,099    $   (8,894)   $  293,251
Cost of sales                                          87,482        75,875        39,977        (8,562)      194,772
                                       -----------  -----------  ------------  ------------  ------------  ------------

Gross profit                                   -       39,779        37,910        21,122          (332)       98,479

Operating expenses:
  Sales and marketing                                  13,190        14,321         8,157          (135)       35,533
  General and administrative               2,892        5,926         3,955         4,188                      16,961
  Amortization                                            459         2,072         1,319                       3,850
  Other operating (income) expense        (2,297)        (182)        1,796           870           135           322
                                       -----------  -----------  ------------  ------------  ------------  ------------
Total operating expenses                     595       19,393        22,144        14,534             -        56,666
                                       -----------  -----------  ------------  ------------  ------------  ------------

Income (loss) from operations               (595)      20,386        15,766         6,588          (332)       41,813

Other (income) expense:
  Other income                              (200)                       (50)         (905)                     (1,155)
  Interest income                           (197)        (813)      (15,961)          (50)       15,950        (1,071)
  Interest expense                                     19,597         8,887           448       (15,950)       12,982
                                       -----------  -----------  ------------  ------------  ------------  ------------
Other (income) expense, net                 (397)      18,784        (7,124)         (507)            -        10,756
                                       -----------  -----------  ------------  ------------  ------------  ------------

Income (loss) before income taxes           (198)       1,602        22,890         7,095          (332)       31,057

Provision for (benefit of) income
  taxes                                      (99)       1,000        10,065         3,534           (94)       14,406
                                       -----------  -----------  ------------  ------------  ------------  ------------

Net income (loss)                      $     (99)   $     602    $   12,825    $    3,561    $     (238)   $   16,651
                                       ===========  ===========  ============  ============  ============  ============

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                    Non
                                       Guarantor      Issuer      Guarantor      Guarantor
                                         Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       -----------  -----------  ------------  ------------  ------------  ------------

Net sales                              $       -    $ 125,482    $  125,646    $   62,783    $   (9,275)   $  304,636
Cost of sales                                          87,536        84,303        41,236        (9,187)      203,888
                                       -----------  -----------  ------------  ------------  ------------  ------------

Gross profit                                   -       37,946        41,343        21,547           (88)      100,748

Operating expenses:
  Sales and marketing                                  14,492        15,030         8,152          (147)       37,527
  General and administrative               3,137        5,706         4,540         4,407                      17,790
  Amortization                                            459         2,187         1,282                       3,928
  Other operating (income) expense        (2,552)        (302)        2,147           923           147           363
                                       -----------  -----------  ------------  ------------  ------------  ------------
Total operating expenses                     585       20,355        23,904        14,764            -         59,608
                                       -----------  -----------  ------------  ------------  ------------  ------------

Income (loss) from operations               (585)      17,591        17,439         6,783           (88)       41,140

Other (income) expense:
  Other income                               (50)                    (1,194)         (637)                     (1,881)
  Interest income                                        (803)      (16,743)          (33)       16,672          (907)
  Interest expense                                     20,035        10,247           573       (16,672)       14,183
                                       -----------  -----------  ------------  ------------  ------------  ------------
Other (income) expense, net                  (50)      19,232        (7,690)          (97)           -         11,395
                                       -----------  -----------  ------------  ------------  ------------  ------------

Income (loss) before income taxes           (535)      (1,641)       25,129         6,880           (88)       29,745

Provision for (benefit of) income
taxes                                       (249)        (522)        9,911         3,290           (30)       12,400
                                       -----------  -----------  ------------  ------------  ------------  ------------

Net income (loss)                      $    (286)   $  (1,119)   $   15,218    $    3,590    $      (58)   $   17,345
                                       ===========  ===========  ============  ============  ============  ============

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                    Non
                                       Guarantor      Issuer      Guarantor      Guarantor
                                         Parent      of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                       -----------  -----------  ------------  ------------  ------------  ------------

Net sales                              $      -     $ 122,848    $  152,976    $   68,545    $  (12,671)   $  331,698
Cost of sales                                          89,758       104,911        44,453       (12,382)      226,740
                                       -----------  -----------  ------------  ------------  ------------  ------------

Gross profit                                  -        33,090        48,065        24,092          (289)      104,958

Operating expenses:
  Sales and marketing                                  10,790        16,873         9,795          (116)       37,342
  General and administrative               3,409        5,336         6,628         4,321                      19,694
  Amortization                                            274         2,470         1,112                       3,856
  Other operating (income) expense        (2,717)          90         2,352         1,046           116           887
  Non-recurring charges                    1,290                        200                                     1,490
                                       -----------  -----------  ------------  ------------  ------------  ------------
Total operating expenses                   1,982       16,490        28,523        16,274             -        63,269
                                       -----------  -----------  ------------  ------------  ------------  ------------

Income (loss) from operations             (1,982)      16,600        19,542         7,818          (289)       41,689

Other (income) expense:
  Other income                                                       (1,418)         (407)                     (1,825)
  Interest income                                        (764)      (18,150)          (41)       17,664        (1,291)
  Interest expense                                     21,635        12,757           673       (17,664)       17,401
                                       -----------  -----------  ------------  ------------  ------------  ------------
Other (income) expense, net                   -        20,871        (6,811)          225             -        14,285
                                       -----------  -----------  ------------  ------------  ------------  ------------

Income (loss) before income taxes         (1,982)      (4,271)       26,353         7,593          (289)       27,404

Provision for (benefit of) income
taxes                                       (931)        (833)        9,521         2,917          (174)       10,500
                                       -----------  -----------  ------------  ------------  ------------  ------------

Net income (loss)                      $  (1,051)   $  (3,438)   $   16,832    $    4,676    $     (115)   $   16,904
                                       ===========  ===========  ============  ============  ============  ============

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                                                                            Non
                                                 Guarantor     Issuer       Guarantor     Guarantor
                                                   Parent     of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                 ----------  -----------  ------------  ------------  ------------  ------------
ASSETS
Current assets:
   Cash                                          $      -    $   1,875    $    2,591    $    1,152    $     (954)   $    4,664
   Accounts, notes and leases receivable, net                   40,987         5,364        10,159                      56,510
   Inventories                                                  41,543        36,056        25,527        (1,010)      102,116
   Prepaid expenses and other current assets            487      1,464           296           358                       2,605
   Deferred tax assets                                             560         2,743         3,729          (973)        6,059
                                                 ----------- -----------  ------------  ------------  ------------  ------------
Total current assets                                    487     86,429        47,050        40,925        (2,937)      171,954

Property, plant and equipment, net                      103     12,976        61,850        14,581                      89,510
Investment in subsidiaries                           71,143    169,387        25,449                    (265,979)           -
Other assets, net                                       613        872        11,636         5,515        (1,328)       17,308
Cost in excess of fair value
    of net assets acquired, net                                  9,097        10,853        10,919                      30,869
                                                 ----------- -----------  ------------  ------------  ------------  ------------
TOTAL ASSETS                                      $  72,346   $278,761    $  156,838    $   71,940    $ (270,244)   $  309,641
                                                 =========== ===========  ============  ============  ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt              $       -   $      -    $      576    $    6,710    $       -     $    7,286
   Accounts payable                                     188      2,550         2,950         1,232                       6,920
   Other current liabilities                        (13,301)     7,877        28,983         9,672        (2,478)       30,753
                                                 ----------- -----------  ------------  ------------  ------------  ------------
   Total current liablilites                        (13,113)    10,427        32,509        17,614        (2,478)       44,959

Long-term debt                                          204    110,000        23,152           392          (954)      132,794
Intercompany                                         28,268     72,177      (105,424)        4,979                          -
Deferred tax liabilities                                         2,440         9,243         9,886                      21,569
Non-current pension liability                                                               12,117                      12,117
                                                 ----------- -----------  ------------  ------------  ------------  ------------
Total liabilities                                    15,359    195,044       (40,520)       44,988        (3,432)      211,439

Stockholders' equity                                 56,987     83,717       197,358        26,952      (266,812)       98,202
                                                 ----------- -----------  ------------  ------------  ------------  ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $   72,346  $ 278,761    $  156,838    $   71,940    $ (270,244)   $  309,641
                                                 =========== ===========  ============  ============  ============  ============

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                                    Non
                                           Guarantor     Issuer     Guarantor     Guarantor
                                             Parent     Of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           ----------- -----------  ------------  -----------   ------------  -----------
ASSETS
Current assets:
   Cash                                    $       -    $     264    $   2,398       $ 2,327    $      -      $    4,989
   Accounts, notes and leases receivable,
    net                                                    38,185       44,391        10,466                      93,042
   Inventories                                             48,479       87,748        25,368       (1,299)       160,296
   Prepaid expenses and other current
    assets                                        217       1,740          734           314                       3,005
   Deferred tax assets                                      2,398        2,916         3,500       (4,693)         4,121
                                           ----------- -----------  ------------  -----------   ------------  -----------
Total current assets                              217      91,066      138,187        41,975       (5,992)       265,453

Property, plant and equipment, net                 91      12,450       79,668        14,206                     106,415
Investment in subsidiaries                     71,143     195,906       25,449                   (292,498)             -
Other assets, net                                 613         720       16,432         4,314       (1,434)        20,645
Cost in excess of fair value
    of net assets acquired, net                             8,826       10,547         9,930                      29,303
                                           ----------- -----------  ------------  -----------   ------------  -----------

TOTAL ASSETS                               $   72,064  $  308,968   $  270,283    $   70,425    $(299,924)    $  421,816
                                           =========== ===========  ============  ===========   ============  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt       $       -   $       -    $    5,218    $    4,298    $      -      $    9,516
   Accounts payable                               142       2,598        6,699         1,767                      11,206
   Other current liabilities                  (17,185)      1,946       45,871        11,017       (5,796)        35,853
                                           ----------- -----------  ------------  -----------   ------------  -----------
Total current liabilities                     (17,043)      4,544       57,788        17,082       (5,796)        56,575

Long-term debt                                    185     138,619       75,090                                   213,894
Intercompany                                   32,776      80,721     (118,788)        5,291                           -
Deferred tax liabilities                                    4,805       14,473         7,038                      26,316
Non-current pension liability                                              682        11,824         (682)        11,824
                                           ----------- -----------  ------------  -----------   ------------  -----------
Total liabilities                              15,918     228,689       29,245        41,235       (6,478)       308,609

Stockholders' equity                           56,146      80,279      241,038        29,190     (293,446)       113,207
                                           ----------- -----------  ------------  -----------   ------------  -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $   72,064  $  308,968   $  270,283    $   70,425    $(299,924)    $  421,816
                                           =========== ===========  ============  ===========   ============  ===========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                              Non
                                                     Guarantor     Issuer     Guarantor     Guarantor
                                                       Parent     of Notes    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                     ----------- -----------  ------------  ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                  $      (99) $     602    $  12,825     $   3,561     $    (238)    $  16,651
  Adjustments to reconcile net income
  (loss) to cash flows from operating activities:
    Depreciation and amortization                            35      3,334        4,488         2,773                      10,630
    Deferred tax provision (benefit)                                   384       (1,348)       (1,545)                     (2,509)
    Other                                                              152          190            38                         380
    Changes in operating assets and liabilities:
      Accounts, notes and leases receivable                         (3,458)         635        (1,911)                     (4,734)
      Inventories                                           (29)      (711)      (3,555)       (2,443)          332        (6,406)
      Prepaid expense and other current assets              277        118          (50)          430                         775
      Accounts payable                                     (329)      (148)       1,502          (100)                        925
      Other current liabilities                          (4,311)    (3,126)       7,073        (1,027)          (94)       (1,485)
                                                     ----------- -----------  -----------   -----------   ------------  ------------
Cash flows from operating activities                     (4,456)    (2,853)      21,760          (224)            -        14,227

Cash flows from investing activities:
  Capital expenditures                                      (14)    (2,503)      (3,324)         (423)                     (6,264)
  Proceeds from disposals of fixed assets                                5                        132                         137
  Changes in other assets                                   283        437                      1,455                       2,175
  Business acquisition, net of cash  acquired                                                  (1,337)                     (1,337)
                                                     ----------- -----------  -----------   -----------   ------------  ------------
Cash flows from investing activities                        269     (2,061)      (3,324)         (173)            -        (5,289)

Cash flows from financing activities:
  Borrowing under lines of credit                           185    123,112      120,621         1,856                     245,774
  Repayments under lines of credit                                (120,859)    (123,059)                                 (243,918)
  Repayments of long-term debt                                                                   (865)                       (865)
  Proceeds from issuance of stock                         1,039                                                             1,039
  Purchase of treasury stock                             (3,748)                                                           (3,748)
  Intercompany dividends                                                            800          (800)                          -
  Intercompany                                            6,711      3,625      (10,663)          327                           -
                                                     ----------- -----------  -----------   -----------   ------------  ------------
Cash flows from financing activities                      4,187      5,878      (12,301)          518             -        (1,718)

Effect of exchange rate changes on cash                                                           (31)                        (31)

Increase in cash                                              -        964        6,135            90             -         7,189
Cash, beginning of year                                              2,034        1,913         1,324                       5,271
                                                     ----------- -----------  -----------   -----------   ------------  ------------

Cash, end of year                                    $        -  $   2,998    $   8,048     $   1,414     $        -    $  12,460
                                                     =========== ===========  ===========   ===========   ============  ============

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                               Non
                                                     Guarantor     Issuer     Guarantor     Guarantor
                                                       Parent     Of Notes    Subsidiaries  Subsidiaries Eliminations  Consolidated
                                                     ----------- -----------  ------------  ------------ ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                  $     (286) $  (1,119)  $   15,218     $    3,590    $     (58)    $  17,345
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                            42      3,303        5,518          2,755                     11,618
    Deferred tax provision (benefit)                                   769         (776)        (2,072)                    (2,079)
    Other                                                              112           47            115                        274
    Changes in operating assets and liabilities:
      Accounts, notes and leases  receivable                        (4,053)         240         (1,215)                    (5,028)
      Inventories                                                   (2,945)      (4,148)        (1,878)          88        (8,883)
      Prepaid expense and other current assets             (363)        22          147            (57)                      (251)
      Accounts payable                                      188        845         (821)          (108)                       104
      Other current liabilities                          (2,347)    (3,011)       6,511          1,149          (30)        2,272
                                                     ----------- -----------  -----------   -----------  -----------   -----------
Cash flows from operating activities                     (2,766)    (6,077)      21,936          2,279            -        15,372

Cash flows from investing activities:
  Capital expenditures                                      (46)      (963)     (34,113)        (1,070)                   (36,192)
  Proceeds from disposals of fixed assets                                                          138                        138
  Changes in other assets                                              174         (789)                                     (615)
  Business acquisition, net of cash acquired                                     (2,643)                                   (2,643)
                                                     ----------- -----------  -----------   -----------  -----------   -----------
Cash flows from investing activities                        (46)      (789)     (37,545)          (932)           -       (39,312)

Cash flows from financing activities:
  Borrowing under lines of credit                                  122,393      165,893          1,429                    289,715
  Repayments under lines of credit                          (31)  (122,393)    (164,468)                       (954)     (287,846)
  Proceeds from long-term debt                                                   22,500                                    22,500
  Repayments of long-term debt                                                     (214)          (832)                    (1,046)
  Proceeds from issuance of stock                           786                                                               786
  Purchase of treasury stock                             (7,805)                                                           (7,805)
  Intercompany dividends                                             1,095        4,800         (5,895)                         -
  Intercompany                                            9,862      4,648      (18,359)         3,849                          -
                                                     ----------- -----------  -----------   -----------  -----------   -----------
Cash flows from financing activities                      2,812      5,743       10,152         (1,449)        (954)       16,304

Effect of exchange rate changes on cash                                                           (160)                      (160)

Decrease in cash                                              -     (1,123)      (5,457)          (262)        (954)       (7,796)
Cash, beginning of year                                              2,998        8,048          1,414                     12,460
                                                     ----------- -----------  -----------   -----------  -----------   -----------

Cash, end of year                                    $        -  $   1,875    $   2,591     $    1,152   $     (954)   $    4,664
                                                     =========== ===========  ===========   ===========  ===========   ===========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                               Non
                                                     Guarantor     Issuer     Guarantor     Guarantor
                                                      Parent      Of Notes    Subsidiaries  Subsidiaries Eliminations  Consolidated
                                                     ----------- -----------  -----------   ------------ ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                  $   (1,051)  $ (3,438)   $  16,832     $    4,676   $     (115)     $ 16,904
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities:
    Depreciation and amortization                            46      2,742        6,993          2,561                     12,342
    Deferred tax provision (benefit)                                   527         (443)        (2,433)                    (2,349)
    Other                                                     1        251           14            (26)                       240
    Changes in operating assets and liabilities:
      Accounts, notes and leases  receivable                         2,702        2,453           (416)                     4,739
      Inventories                                                   (6,936)     (12,257)        (1,338)         289       (20,242)
      Prepaid expense and other current  assets             270       (275)         326             44                        365
      Accounts payable                                      (46)        48        1,532            627                      2,161
      Other current liabilities                          (3,884)    (5,932)       6,544          2,551         (174)         (895)
                                                     ----------- -----------  -----------   -----------  -----------   ------------
Cash flows from operating activities                     (4,664)   (10,311)      21,994          6,246            -        13,265

Cash flows from investing activities:
  Capital expenditures                                      (35)    (2,107)      (4,601)        (1,147)                    (7,890)
  Proceeds from disposals of fixed assets                               14          376            121                        511
  Changes in other assets                                              148                                                    148
  Business acquisitions, net of cash acquired                      (26,519)     (57,708)        (2,340)                   (86,567)
                                                     ----------- -----------  -----------   -----------  -----------   ------------
Cash flows from investing activities                        (35)   (28,464)     (61,933)        (3,366)           -       (93,798)

Cash flows from financing activities:
  Borrowing under lines of credit                                  159,828      167,704                         954       328,486
  Repayments under lines of credit                          (19)  (131,208)    (154,863)        (1,099)                  (287,189)
  Proceeds from long-term debt                                                   45,000                                    45,000
  Repayments of long-term debt                                                   (1,261)          (720)                    (1,981)
  Debt issuance costs                                                            (3,920)           (22)                    (3,942)
  Proceeds from issuance of stock                           693                                                               693
  Purchase of treasury stock                               (483)                                                             (483)
  Intercompany dividends                                                            450           (450)                         -
  Intercompany                                            4,508      8,544      (13,364)           312                          -
                                                     ----------- -----------  -----------   -----------  -----------   ------------
Cash flows from financing activities                      4,699     37,164       39,746         (1,979)         954        80,584

Effect of exchange rate changes on cash                                                            274                        274

Increase (decrease) in cash                                   -     (1,611)        (193)         1,175          954           325
Cash, beginning of year                                              1,875        2,591          1,152         (954)        4,664
                                                     ----------- -----------  -----------   -----------  -----------   ------------

Cash, end of year                                    $        -  $     264    $   2,398     $    2,327   $      -      $    4,989
                                                     =========== ===========  ===========   ===========  ===========   ============

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited results of operations (in thousands except share and per share data) for the years ended December 31, 1999 and 2000.

                                                                       Year Ended December 31, 1999
                                                       --------------------------------------------------------------
                                                          First           Second            Third          Fourth
                                                         Quarter          Quarter          Quarter         Quarter
                                                       ------------     ------------     ------------    ------------
Net sales                                               $   83,134      $   76,160       $    72,707     $    72,635
Gross profit                                                27,427          24,718            22,059          26,544
Net income                                                   5,188           4,566             3,469           4,122

Basic income per share                                  $      .56      $      .49       $       .38     $       .45
Diluted income per share                                       .56             .49               .37             .45

Weighted average shares:
     Basic                                               9,265,163       9,236,363         9,241,350       9,108,935
     Diluted                                             9,337,044       9,341,506         9,323,630       9,109,043


                                                                       Year Ended December 31, 2000
                                                       --------------------------------------------------------------
                                                          First           Second            Third          Fourth
                                                         Quarter          Quarter          Quarter         Quarter
                                                       ------------     ------------     ------------    ------------
Net sales                                               $   87,775      $   77,824       $    75,702     $    90,397
Gross profit                                                26,604          24,934            23,442          29,978
Net income                                                   5,207           4,513             2,800           4,384

Basic income per share                                  $      .58      $      .51       $       .31     $       .49
Diluted income per share                                       .58             .51               .31             .49

Weighted average shares:
     Basic                                               8,924,535       8,906,604         8,921,724       8,931,500
     Diluted                                             8,934,965       8,906,606         8,921,724       8,931,500

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                          Additions
                                                          Balance at      Charged to     Deductions      Balance at
                                                          Beginning       Costs and       and Other         End
                                                           of Year         Expenses     (See Note 1)      of Year
                                                         -------------   ------------  --------------  -------------

Reserves deducted from assets to which they apply:
 Allowance for doubtful accounts:
     Year ended December 31, 1998                          $   7,504     $      401      $    (393) (2)  $   7,512
     Year ended December 31, 1999                              7,512            209           (956) (2)      6,765
     Year ended December 31, 2000                              6,765          4,394 (3)        218  (2)     11,377

  Inventory obsolescence:
     Year ended December 31, 1998                              3,608            400            (96)          3,912
     Year ended December 31, 1999                              3,912            450           (531)          3,831
     Year ended December 31, 2000                              3,831            171           (259)          3,743

Reserves included in other current liabilities:
 Accrued warranty expense:
     Year ended December 31, 1998                              2,102          1,013           (768)          2,347
     Year ended December 31, 1999                              2,347            805           (822)          2,330
     Year ended December 31, 2000                              2,330            841 (4)       (816)          2,355

  Reserve for notes sold with recourse:
     Year ended December 31, 1998                              1,317                           118           1,435
     Year ended December 31, 1999                              1,435                             8           1,443
     Year ended December 31, 2000                              1,443                          (340)          1,103



Note:    (1) Includes foreign currency translation adjustments
         (2) Represents accounts written off, net of recoveries; and reclassifications to and from other accounts
         (3) Includes $4,200 related to acquisitions during the year
         (4) Includes $40 related to acquisitions during the year

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.



                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11           EXECUTIVE COMPENSATION

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV


ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K


(a)      The following documents are filed as a part of this report:

                                                                                                   Sequential
         (1)  Financial Statements                                                                 Page Number
              --------------------                                                                 -----------

              Independent Auditors' Report                                                             19
              Consolidated Statements of Income
                  Years Ended December 31, 1998, 1999 and 2000                                         20
              Consolidated Balance Sheets as of December 31, 1999 and 2000                             21
              Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1998, 1999 and 2000                                         22
              Consolidated Statements of Stockholders' Equity for the
                  Years Ended December 31, 1998, 1999 and 2000                                         23
              Notes to Consolidated Financial Statements                                               24
              Schedule II - Valuation and Qualifying Accounts                                          51


(3)      Exhibits:   The Exhibits listed below are filed as part of, or
         incorporated by reference into, this Report.

       Exhibit                                                                                   Sequential
         No.                                Description                                          Page Number
         ---                                -----------                                          -----------
         2.1      Stock Purchase Agreement dated as of July 20, 2000, by and among Steinway Musical Instruments, Inc, and BIM Holding AG with respect to all the capital stock of United Musical
                  Instruments Holdings, Inc. (8)
         3.1      Restated Certificate of Incorporation of Registrant (6)
         3.2      Bylaws of Registrant (4)
         3.3      Amendment No. 1 to Bylaws of Registrant (4)
         4.1      Second Amended and Restated Credit Agreement, dated as of
                  September 14, 2000, among The Selmer Company, Inc.,
                  Steinway, Inc., and United Musical Instruments USA,
                  Inc., as borrowers; certain wholly owned subsidiaries of
                  the borrowers (as may be amended from time to time), as
                  guarantors; the several lenders from time to time  parties thereto; and GMAC Commercial Credit LLC, as Administrative
                  Agent (9)
         4.2      First  Amendment to Second Amended and Restated  Credit
                  Agreement, dated as of March 2, 2001, to the Existing
                  Credit  Agreement, by and among The Selmer  Company,
                  Inc., Steinway,  Inc., United  Musical Instruments  USA,
                  Inc., as borrowers; certain wholly owned subsidiaries of
                  the borrowers (as may be amended from time to time), as
                  guarantors; the several lenders from time to time parties
                  thereto; and GMAC Commercial Credit LLC, as Administrative
                  Agent
         4.3      Registration Rights Agreement, dated as of August 9,
                  1993, among Selmer  Industries, Inc. and the purchasers of certain equity securities (1)
         4.4      Indenture, dated as of May 25, 1995, among The Selmer
                  Company, Inc., Selmer Industries, Inc., Steinway Musical
                  Properties, Inc.,


                  Steinway,  Inc., Boston Piano Company, Inc. and American Bank
                  National  Association,  as trustee, including the forms of
                  Notes and the Guarantee thereon (2)
         4.5      Supplemental  Indenture dated as of September 14, 2000, by and
                  among United Musical Instruments  Holdings, Inc.,   United
                  Musical   Instruments   USA,  Inc.  and  Firstar  Bank  of
                  Minnesota, N.A., as successor trustee (9)
         4.6      Exchange Registration Rights agreement,  dated as of May 25,
                  1995, by and among The Selmer Company,  Inc., Selmer
                  Industries,  Inc.,  Steinway Musical  Properties,  Inc.,
                  Steinway, Inc.,  Boston  Piano  Company,  Inc.  and
                  Donaldson,  Lufkin  &  Jenrette Corporation (2)
         10.1     Employment  Agreement,  dated as of June 22, 1993,  between
                  The Selmer  Company,  Inc. and Thomas Burzycki (1)
         10.2     Employment Agreement, dated May 8, 1989, between Steinway
                  Musical Properties, Inc. and Thomas Kurrer (3)
         10.3     Employment  Agreement,  dated as of May 1, 1995,  between
                  Steinway  Musical  Properties,  Inc.  and Bruce Stevens (3)
         10.4     Employment  Agreement  Renewal  and  Amendment  dated  January
                  1, 1997 by and  between  Steinway  Musical Instruments, Inc.
                  and Bruce Stevens (6)
         10.5     Employment  Agreement,  dated as of May 1, 1995,  between
                  Steinway  Musical  Properties,  Inc. and Dennis Hanson (3)
         10.6     Employment  Agreement  Renewal  and  Amendment  dated  January
                  1, 1997 by and  between  Steinway  Musical Instruments, Inc.
                  and Dennis Hanson (6)
         10.7     Employment Agreement, dated as of January 4, 1999, between the
                  Registrant and Dana Messina (7)
         10.8     Employment Agreement, dated as of January 4, 1999, between the
                  Registrant and Kyle Kirkland (7)
         10.9     Environmental Indemnification and Non-Competition Agreement,
                  dated as of August 9, 1993, between The Selmer Company,  Inc.
                  and Philips  Electronics North American  Corporation (1)
         10.10    Master Note Purchase and Repurchase Agreement, dated August
                  31, 2000, by and between Textron Financial Corporation and The
                  Selmer Company, Inc.
         10.11    Master Note Purchase and Repurchase Agreement, dated August
                  31, 2000, by and between Textron Financial Corporation and
                  Emerson Musical Instruments, Inc.
         10.12    Distribution  Agreement,  dated  November 1, 1952, by and
                  between H. & A. Selmer,  Inc. and Henri Selmer & Cie (1)
         10.13    1996 Stock Plan of the Registrant (4)
         10.14    Form of  Noncompete  Agreement  dated July 1996 between
                  Steinway  Musical  Instruments,  Inc. and each of Thomas
                  Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (5)
         10.15    The Deferred Compensation Incentive Plan for Steinway Musical
                  Instruments, Inc. effective January 1, 2001
         21.1     List of Subsidiaries of the Registrants
         23.1     Independent Auditors' Consent - Deloitte & Touche LLP

----------------------

(1) Previously filed with the Commission on February 8, 1994 as an exhibit to the Registrant's Registration Statement on Form S-1.

(2) Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant's Current Report on Form 8-K.

(3) Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant's Registration Statement on Form S-4.

(4) Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant's Registration Statement on Form S-1.

(5) Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-1.

(6) Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant's Annual Report on Form 10-K.

(7) Previously filed with the Commission on August 16, 1999 as an exhibit to the Registrant's Quarterly Report on Form 10-Q.

(8) Previously filed with the Commission on July 27, 2000 as an exhibit to the Registrant's Current Report on Form 8-K.

(9) Previously filed with the Commission on September 29, 2000 as an exhibit to the Registrant's Current Report on Form 8-K.




(b)      Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended December 31, 2000:

         Item #   Description                                                           Filing Date
         ------   -----------                                                           -----------

         2,7      A report amending the Form 8-K filed on September 29, 2000 to include the financial statements of United Musical
                  Instruments Holdings, Inc.                                       November 9, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        STEINWAY MUSICAL INSTRUMENTS, INC.



March 30, 2001                                       By  /s/  Dana D. Messina
--------------                                           --------------------
   (Date)                                            Dana D. Messina


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                      Title
         ---------                                      -----

         /s/  Dana D. Messina           Director and Chief Executive Officer            March 30, 2001
         --------------------              (Principal Executive Officer)
         Dana D. Messina


         /s/  Dennis M. Hanson                 Chief Financial Officer                  March 30, 2001
         ---------------------              (Principal Financial Officer)
         Dennis M. Hanson


         /s/  Michael R. Vickrey              Executive Vice President                  March 30, 2001
         -----------------------           (Principal Accounting Officer)
         Michael R. Vickrey


         /s/  Kyle R. Kirkland                  Chairman of the Board                   March 30, 2001
         ---------------------
         Kyle R. Kirkland


         /s/  Thomas T. Burzycki                      Director                          March 30, 2001
         -----------------------
         Thomas T. Burzycki


         /s/  Bruce A. Stevens                        Director                          March 30, 2001
         ---------------------
         Bruce A. Stevens


         /s/  Peter McMillan                          Director                          March 30, 2001
         -------------------
         Peter McMillan


         /s/  A. Clinton Allen                        Director                          March 30, 2001
         ---------------------
         A. Clinton Allen

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        THE SELMER COMPANY, INC.



March 30, 2001                          By  /s/  Dana D. Messina
--------------                              --------------------
   (Date)                               Dana D. Messina


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                      Title
         ---------                                      -----

         /s/  Thomas T. Burzycki               Director, President and                  March 30, 2001
         -----------------------               Chief Executive Officer
         Thomas T. Burzycki                  (Principal Executive Officer)


         /s/  Michael R. Vickrey              Executive Vice President                  March 30, 2001
         -----------------------            and Chief Financial Officer
         Michael R. Vickrey                  (Principal Financial and
                                                Accounting Officer)


         /s/  Kyle R. Kirkland                       Director and                       March 30, 2001
         ---------------------                 Executive Vice President
         Kyle R. Kirkland



         /s/  Dana D. Messina                        Director and                       March 30, 2001
         --------------------                  Executive Vice President
         Dana D. Messina