Form 10-Q
period 2001-03-31
STEINWAY MUSICAL INSTRUMENTS INC; SELMER CO INC
filed 2001-05-15
CIK 911583, 918904

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        800 South Street, Suite 305
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

Number of shares of Common Stock issued and outstanding
as of April 30, 2001:                                       Class A      477,953
                                                            Ordinary   8,453,547
                                                                       ---------
                                                            Total      8,931,500
                                                                       =========

================================================================================

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Income
            Three months ended April 1, 2000 and March 31, 2001 ..........  3

          Condensed Consolidated Balance Sheets
            December 31, 2000 and March 31, 2001 .........................  4

          Condensed Consolidated Statements of Cash Flows
            Three months ended April 1, 2000 and March 31, 2001 ..........  5

          Notes to Condensed Consolidated Financial Statements ...........  6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS .................................... 14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..... 16


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................... 17

          SIGNATURES ..................................................... 18

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three Months Ended
                                              ---------------------------
                                               April 1,         March 31,
                                                 2000             2001
                                              ----------       ----------
Net sales                                     $   87,775       $  101,581
Cost of sales                                     61,171           69,872
                                              ----------       ----------

Gross profit                                      26,604           31,709

Operating expenses:
     Sales and marketing                           9,022           11,769
     General and administrative                    4,577            5,631
     Amortization                                    922            1,115
     Other operating expense                         116              122
                                              ----------       ----------
Total operating expenses                          14,637           18,637
                                              ----------       ----------

Income from operations                            11,967           13,072

Interest expense, net                              3,365            4,537
Other (income) expense, net                         (155)            (165)
                                              ----------       ----------

Income before income taxes                         8,757            8,700

Provision for income taxes                         3,550            3,500
                                              ----------       ----------

Net income                                    $    5,207       $    5,200
                                              ==========       ==========

Net income per share:
     Basic                                    $      .58       $      .58
                                              ==========       ==========
     Diluted                                  $      .58       $      .58
                                              ==========       ==========

Weighted average shares:
     Basic                                     8,924,535        8,931,500
                                              ==========       ==========
     Diluted                                   8,934,965        8,931,500
                                              ==========       ==========

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               DECEMBER 31,     MARCH 31,
                                                                                   2000           2001
                                                                               ------------     ---------
ASSETS
Current assets:
     Cash                                                                        $  4,989       $  5,583
     Accounts, notes and leases receivable, net of allowance for
       bad debts of $11,377 and $11,436 in 2000 and 2001, respectively             93,042        100,656
     Inventories                                                                  160,296        164,801
     Prepaid expenses and other current assets                                      3,005          2,971
     Deferred tax assets                                                            4,121          3,971
                                                                                 --------       --------
Total current assets                                                              265,453        277,982

Property, plant and equipment, net of accumulated depreciation of
  $36,760 and $38,503 in 2000 and 2001, respectively                              106,415        104,869
Other assets, net                                                                  20,645         19,676
Cost in excess of fair value of net assets acquired, net of accumulated
  amortization of $5,231 and $5,339 in 2000 and 2001, respectively                 29,303         28,412
                                                                                 --------       --------

TOTAL ASSETS                                                                     $421,816       $430,939
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                           $  9,516       $ 10,129
     Accounts payable                                                              11,206          9,230
     Other current liabilities                                                     35,853         39,697
                                                                                 --------       --------
Total current liabilities                                                          56,575         59,056

Long-term debt                                                                    213,894        218,567
Deferred tax liabilities                                                           26,316         25,473
Other liabilities                                                                  11,824         11,684
                                                                                 --------       --------
Total liabilities                                                                 308,609        314,780
                                                                                 --------       --------

Commitments and contingent liabilities

Stockholders' equity:
     Common stock                                                                       9              9
     Additional paid-in capital                                                    71,724         71,724
     Retained earnings                                                             65,392         70,592
     Accumulated other comprehensive income                                        (9,966)       (12,214)
     Treasury stock, at cost                                                      (13,952)       (13,952)
                                                                                 --------       --------
Total stockholders' equity                                                        113,207        116,159
                                                                                 --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $421,816       $430,939
                                                                                 ========       ========

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                  -----------------------
                                                                  April 1,      March 31,
                                                                    2000          2001
                                                                  --------      ---------
Cash flows from operating activities:
     Net income                                                   $ 5,207       $ 5,200
     Adjustments to reconcile net income to
       cash flows from operating activities:
          Depreciation and amortization                             2,949         3,523
          Deferred tax benefit                                       (398)         (348)
          Other                                                        12           118
          Changes in operating assets and liabilities:
               Accounts, notes and leases receivable               (4,187)       (8,440)
               Inventories                                          1,710        (6,821)
               Prepaid expenses and other current assets             (958)         (169)
               Accounts payable                                       988        (1,871)
               Other current liabilities                              809         5,055
                                                                  -------       -------
Cash flows from operating activities                                6,132        (3,753)

Cash flows from investing activities:
     Capital expenditures                                          (2,109)       (1,428)
     Proceeds from disposals of fixed assets                           78             1
     Business acquisition, net of cash acquired                    (2,340)
     Changes in other assets                                          185           112
                                                                  -------       -------
Cash flows from investing activities                               (4,186)       (1,315)

Cash flows from financing activities:
     Net borrowings under lines of credit                           2,157         7,175
     Repayments of long-term debt                                    (433)       (1,528)
     Proceeds from issuance of stock                                  186
     Purchase of treasury stock                                      (225)
                                                                  -------       -------
Cash flows from financing activities                                1,685         5,647

Effect of foreign exchange rate changes on cash                       115            15
                                                                  -------       -------

Increase in cash                                                    3,746           594
Cash, beginning of period                                           4,664         4,989
                                                                  -------       -------

Cash, end of period                                               $ 8,410       $ 5,583
                                                                  =======       =======

Supplemental Cash Flow Information
     Interest paid                                                $   403       $ 2,097
                                                                  =======       =======
     Taxes paid                                                   $ 3,596       $ 3,155
                                                                  =======       =======

See notes to condensed consolidated financial statements.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the three months ended April 1, 2000 and March 31, 2001 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2000, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and Reports on Form 8-K filed with the Securities and Exchange Commission during 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

     On September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. ("UMI") pursuant to a stock purchase agreement dated as of July 20, 2000. The acquisition, which had an aggregate purchase price of approximately $84 million, was accounted for as a purchase.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly owned subsidiaries, including The Steinway Piano Company, Inc. ("Steinway"), The Selmer Company, Inc. ("Selmer"), and UMI. Significant intercompany balances have been eliminated in consolidation.

     INCOME PER COMMON SHARE - Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per common share reflects the effect of the Company's outstanding options using the treasury stock method, except when such items would be antidilutive. A reconciliation of the weighted average shares used for the basic and diluted computations for the three month periods ended April 1, 2000 and March 31, 2001 is as follows:

                                                 Three months ended
                                              ------------------------
                                                 2000           2001
                                              ---------      ---------
Weighted average shares:
     For basic income per share               8,924,535      8,931,500
     Dilutive effect of stock options            10,430             --
                                              ---------      ---------
     For diluted income per share             8,934,965      8,931,500
                                              =========      =========

     COMPREHENSIVE INCOME - Other comprehensive income (loss) is comprised of foreign currency translation adjustments and additional minimum pension liabilities. Total comprehensive income for the three month periods ended April 1, 2000 and March 31, 2001 is as follows:

                                                Three months ended
                                              -----------------------
                                                 2000          2001
                                              ---------     ---------
    Net income                                $ 5,207       $ 5,200
    Other comprehensive income (loss)          (1,236)       (2,248)
                                              -------       -------
    Total comprehensive income                $ 3,971       $ 2,952
                                              =======       =======


     NEW ACCOUNTING PRONOUNCEMENTS -- On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The Company uses derivative instruments to manage exposures to foreign exchange rate fluctuations. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound and Japanese yen. Options and forwards used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forwards and options not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and payable balances.

     For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended March 31, 2001 as the Company did not have any forecasted transactions. For the three months ended March 31, 2001, other income included a net foreign currency gain of $24 for forwards instruments not designated as hedging instruments.

(3)  INVENTORIES

     Inventories consist of the following:

                                            December 31,    March 31,
                                                2000          2001
                                            ------------    ---------
Raw materials                                 $ 20,961      $ 21,252
Work in process                                 53,711        53,652
Finished goods                                  85,624        89,897
                                              --------      --------
Total                                         $160,296      $164,801
                                              ========      ========


(4)  OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net consists of the following:

                                                 Three months ended
                                              -----------------------
                                              April 1,      March 31,
                                                2000          2001
                                              -------       ---------
West 57th Building income                     $(1,163)      $(1,163)
West 57th Building expenses                       814           814
Foreign exchange loss, net                        295           334
Miscellaneous                                    (101)         (150)
                                              -------       -------

Other (income) expense, net                   $  (155)      $  (165)
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

(6)  SUMMARIZED FINANCIAL INFORMATION

     The Company is a holding company whose only material asset consists of its investment in its wholly owned subsidiary, Selmer. Summarized financial information for Selmer and its subsidiaries is as follows:

                                                                                   Three Months Ended
                                              December 31,     March 31,        April 1,         March 31,
                                                 2000            2001             2000             2001
                                              ------------     ---------        --------         ---------
Current assets                                $264,198         $277,594
Total assets                                   420,150          430,245
Current liabilities                             73,550           78,479
Stockholder's equity                           126,820          129,913
Total revenues                                                                  $ 86,854         $101,581
Gross profit                                                                      26,382           31,709
Net income                                                                         5,266            5,341


(7)  SEGMENT INFORMATION

The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment. These segments were selected based upon the way in which management oversees and evaluates the results of each operation. The following tables present information about the Company's operating segments for the three month periods ended April 1, 2000 and March 31, 2001:

THREE MONTHS ENDED 2000                  Piano Segment                      Band and Orchestral Segment
                           -----------------------------------------     --------------------------------
                                                                                                               Other     Consol
                             U.S.      Germany     Other      Total        U.S.       Other        Total      & Elim      Total
                           -------     -------    ------     -------     -------     -------      -------     -------    -------
Revenues from external
  customers                $30,184     $9,447     $4,558     $44,189     $42,502     $ 1,084      $43,586     $   --     $ 87,775
Net income (loss)              758        348        284       1,390       1,010          (9)       1,001      2,816        5,207

THREE MONTHS ENDED 2001                  Piano Segment                      Band and Orchestral Segment
                           -----------------------------------------     --------------------------------
                                                                                                               Other     Consol
                             U.S.      Germany     Other      Total        U.S.       Other        Total      & Elim      Total
                           -------     -------    ------     -------     -------     -------      -------     -------    -------
Revenues from external
  customers                $29,327     $9,347     $6,222     $44,896     $55,410     $ 1,275      $56,685     $   --     $101,581
Net income (loss)              574        656        875       2,105         226         (14)         212      2,883        5,200


(8)  SUBSEQUENT EVENT

     On April 19, 2001, the Company completed a $150.0 million senior note offering at 8.75%. The proceeds of the offering will be used to redeem all of the existing 11% Senior Subordinated Notes (the "Notes"), with the balance paying down the revolving credit facility. The early retirement of the Notes, scheduled for redemption on June 1, 2001 at 102.75% of the principal amount, will generate an extraordinary charge of approximately $3.5 million, net of tax, in the second quarter.

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

     Investments in subsidiaries are recorded by the parent on the cost method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore not reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Non
                                          Guarantor     Issuer        Guarantor     Guarantor
                                           Parent      of Notes     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                          ---------    --------     ------------   ------------   ------------   ------------
Net sales                                 $    --      $38,920      $47,791        $17,609        $(2,739)       $101,581
Cost of sales                                           28,706       32,889         10,985         (2,708)         69,872
                                          -------      -------      -------        -------        -------        --------

Gross profit                                   --       10,214       14,902          6,624            (31)         31,709

Operating expenses:
     Sales and marketing                                 3,399        5,995          2,389            (14)         11,769
     General and administrative               989        1,314        2,184          1,144                          5,631
     Amortization                                           69          768            278                          1,115
     Other operating (income) expense        (729)         133          475            229             14             122
                                          -------      -------      -------        -------        -------        --------
Total operating expenses                      260        4,915        9,422          4,040             --          18,637
                                          -------      -------      -------        -------        -------        --------

Income (loss) from operations                (260)       5,299        5,480          2,584            (31)         13,072

Interest (income) expense, net                           5,581       (1,157)           113                          4,537
Other (income) expense, net                                            (199)            34                           (165)
                                          -------      -------      -------        -------        -------        --------

Income (loss) before income taxes            (260)        (282)       6,836          2,437            (31)          8,700

Provision for (benefit of) income            (119)         214        2,487            942            (24)          3,500
taxes
                                          -------      -------      -------        -------        -------        --------

Net income (loss)                         $  (141)     $  (496)     $ 4,349        $ 1,495        $    (7)       $  5,200
                                          =======      =======      =======        =======        =======        ========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Non
                                       Guarantor       Issuer         Guarantor     Guarantor
                                        Parent        Of Notes      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                       ---------      --------      ------------   ------------   ------------   ------------
ASSETS
Current assets:
     Cash                              $      --      $     427     $   1,087      $   4,069      $      --      $   5,583
     Accounts, notes and leases
       receivable, net                                   44,058        47,479          9,119                       100,656

     Inventories                                         46,312        95,418         24,401         (1,330)       164,801
     Prepaid expenses and other
       current assets                        255          1,757           428            531                         2,971
     Deferred tax assets                                  2,398         2,922          3,344         (4,693)         3,971
                                       ---------      ---------     ---------      ---------      ---------      ---------
Total current assets                         255         94,952       147,334         41,464         (6,023)       277,982

Property, plant and equipment, net           133         12,558        78,857         13,321                       104,869
Investment in subsidiaries                71,143        195,906        56,147                      (323,196)            --
Other assets, net                            613            607        15,937          3,797         (1,278)        19,676
Cost in excess of fair value
  of net assets acquired, net                             8,758        10,470          9,184                        28,412
                                       ---------      ---------     ---------      ---------      ---------      ---------

TOTAL ASSETS                           $  72,144      $ 312,781     $ 308,745      $  67,766      $(330,497)     $ 430,939
                                       =========      =========     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of
       long-term debt                  $      --      $      --     $   5,600      $   4,529      $      --      $  10,129
     Accounts payable                          2          2,942         4,916          1,370                         9,230
     Other current liabilities           (19,419)         6,467        47,413         10,900         (5,664)        39,697
                                       ---------      ---------     ---------      ---------      ---------      ---------
Total current liabilities                (19,417)         9,409        57,929         16,799         (5,664)        59,056

Long-term debt                                46        134,566        83,955                                      218,567
Intercompany                              35,510         84,218      (124,832)         5,104                            --
Deferred tax liabilities                                  4,805        14,304          6,364                        25,473
Other liabilities                                                       1,304         11,062           (682)        11,684
                                       ---------      ---------     ---------      ---------      ---------      ---------
Total liabilities                         16,139        232,998        32,660         39,329         (6,346)       314,780

Stockholders' equity                      56,005         79,783       276,085         28,437       (324,151)       116,159
                                       ---------      ---------     ---------      ---------      ---------      ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $  72,144      $ 312,781     $ 308,745      $  67,766      $(330,497)     $ 430,939
                                       =========      =========     =========      =========      =========      =========

               STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Non
                                        Guarantor      Issuer         Guarantor    Guarantor
                                         Parent       Of Notes      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        ---------     --------      ------------  ------------  ------------  ------------
Cash flows from operating
  activities:
     Net income (loss)                  $   (141)     $   (496)     $  4,349      $  1,495      $     (7)     $  5,200
     Adjustments to reconcile
       net income (loss) to
       cash flows from operating
       activities:
     Depreciation and amortization            10           604         2,261           648                       3,523
     Deferred tax benefit                                               (175)         (173)                       (348)
     Other                                                  25            74            19                         118
     Changes in operating assets
       and liabilities:
          Accounts, notes and
            leases receivable                           (5,898)       (3,163)          621                      (8,440)
          Inventories                                    2,167        (7,899)       (1,120)           31        (6,821)
          Prepaid expenses and
            other current assets             (38)          (17)          110          (224)                       (169)
          Accounts payable                  (140)          344        (1,782)         (293)                     (1,871)
          Other current liabilities       (2,234)        4,521         2,164           628           (24)        5,055
                                        --------      --------      --------      --------      --------      --------
Cash flows from operating
  activities                              (2,543)        1,250        (4,061)        1,601            --        (3,753)

Cash flows from investing
  activities:
     Capital expenditures                    (52)         (643)         (453)         (280)                     (1,428)
     Proceeds from disposals
       of fixed assets                                                     1                                         1
     Changes in other assets                               112                                                     112
                                        --------      --------      --------      --------      --------      --------
Cash flows from investing
  activities                                 (52)         (531)         (452)         (280)           --        (1,315)

Cash flows from financing
  activities:
     Net borrowings (repayments)
       under lines of credit                (139)       (4,053)       10,594           773                       7,175
     Repayments of long-term debt                                     (1,348)         (180)                     (1,528)
     Intercompany transactions             2,734         3,497        (6,044)         (187)                         --
                                        --------      --------      --------      --------      --------      --------
Cash flows from financing
  activities                               2,595          (556)        3,202           406                       5,647

Effect of exchange rate changes
  on cash                                                                               15                          15
                                        --------      --------      --------      --------      --------      --------

Increase (decrease) in cash                   --           163        (1,311)        1,742                         594
Cash, beginning of period                                  264         2,398         2,327                       4,989
                                        --------      --------      --------      --------      --------      --------

Cash, end of period                     $     --      $    427      $  1,087      $  4,069      $     --      $  5,583
                                        ========      ========      ========      ========      ========      ========

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS)

INTRODUCTION

     The Company, through its operating subsidiaries, is one of the world's leading manufacturers of musical instruments. Effective September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. ("UMI") through its wholly-owned subsidiary, Selmer. The acquisition of UMI was accounted for as a purchase for financial reporting purposes. The aggregate purchase price approximated $84.0 million. The financial statements of the Company as of and for the three months ended March 31, 2001 include the effects of the acquisition and the results of operations for UMI.

     Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, increased competition, exchange rate fluctuations, and the availability of production capacity and qualified workers which could cause actual results to differ materially from those indicated herein. Further information on these risk factors is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and its Final Prospectus filed in August 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

     NET SALES -- Net sales increased $13.8 million (16%) to $101.6 million in the first quarter of 2001. Piano sales increased $0.7 million (2%) as a 10% increase in Steinway shipments offset a 44% decrease in Boston shipments. Domestic Steinway shipments rose 5% and shipments to Europe and Asia increased 14% over the prior year period. With the addition of UMI, band and orchestral instrument sales increased $13.1 million (30%) on an overall unit sales increase of 25%.

     GROSS PROFIT -- Gross profit increased by $5.1 million (19%) to $31.7 million. Gross margins increased from 30.3% in 2000 to 31.2% in 2001. Piano margins increased from 34.3% in 2000 to 36.3% in 2001 primarily as a result of the higher proportion of Steinway units sold. Band and orchestral instrument margins increased slightly from 26.2% in 2000 to 27.2% in 2001.

     OPERATING EXPENSES - Overall operating expenses increased by $4.0 million (27%) to $18.6 million in the first quarter. Excluding $3.3 million of UMI operating expense in the current year period, expenses increased 5% primarily due to the timing of certain trade show and advertising expenses incurred in the first quarter of 2001.

     OTHER EXPENSE, NET -- Other expenses, primarily interest expense, increased by $1.2 million (36%) to $4.4 million. Higher average outstanding debt balances resulting from increased inventory levels and the additional debt associated with the acquisition of UMI contributed to the increased expense.

     INCOME TAXES - The Company's effective tax rate decreased slightly from 40.5% in 2000 to 40.2% in 2001.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

     Cash provided by operations in the first three months of 2000 was $6.1 million. Cash used in operations was $3.8 million in 2001. This change is due primarily to an increase in inventory balances in the current year period and the acquisition of UMI. A decline in Boston piano shipments has led to a temporary buildup in inventory of this product.

     Capital expenditures of $2.1 million and $1.4 million in the first three months of 2000 and 2001, respectively, were used primarily for the purchase of new machinery and building improvements. The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

     The Company's domestic seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic lender (the "Credit Facility"). The Credit Facility, which was amended and restated to accommodate the acquisition of UMI, provides the Company with a potential borrowing capacity of up to $120 million, based on eligible accounts receivable and inventory balances. The Credit Facility bears interest at average 30-day LIBOR plus 1.75% and expires on September 14, 2008. As of March 31, 2001, revolving credit loans outstanding were $49.5 million and additional availability was approximately $60.8 million. Open account loans with foreign banks also provide for borrowings by Steinway's foreign subsidiaries of up to 39 million Deutsche marks ($17.5 million at the March 31, 2001 exchange rate).

     The Company's long-term financing consists primarily of $110.0 million of Senior Subordinated Notes (the "Notes") and $64.6 million of term loans outstanding under the Credit Facility. On April 19, 2001, the Company completed a $150.0 million senior note offering at 8.75%. The proceeds of the offering will be used to redeem all of the Notes, with the balance paying down the Credit Facility. The early retirement of the Notes, scheduled for redemption on June 1, 2001 at 102.75% of the principal amount, will generate an extraordinary charge of approximately $3.5 million, net of tax, in the second quarter. The Company's debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company's ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

     Management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The Company uses derivative instruments to manage exposures to foreign exchange rate fluctuations. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound and Japanese yen. Options and forwards used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forwards and options not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and payable balances.

     For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended March 31, 2001 as the Company did not have any forecasted transactions. For the three months ended March 31, 2001, other income included a net foreign currency gain of $24 for forwards instruments not designated as hedging instruments.


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. The Company mitigates its foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts. These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company's revolving loans and term loans bear interest at rates that fluctuate with changes in the Libor rate. Substantially all of the Company's long-term debt, except the term loans referred to above, is at fixed interest rates. Accordingly, the Company's interest expense on its revolving loans and term loans and the fair value of its fixed long-term debt is sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on the Company's interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II   OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

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


Date: May 14, 2001