Form 10-Q
period 2001-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2001-08-14
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
800 South Street, Suite 305 Waltham, Massachusetts
02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:  (781) 894-9770

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes ☒    No ☐

Number of shares of Common Stock issued and outstanding as of July 31, 2001:	Class A	477,953
	Ordinary	8,483,096

	Total	8,961,049

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
FORM 10Q
INDEX

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001

Net sales	$77,824	$83,661	$165,599	$185,242
Cost of sales	52,890	56,597	114,061	126,469

Gross profit	24,934	27,064	51,538	58,773
Operating expenses:
Sales and marketing	8,749	10,426	17,771	22,195
General and administrative	4,511	5,140	9,088	10,771
Amortization	902	1,044	1,824	2,159
Other operating expense	108	353	224	475

Total operating expenses	14,270	16,963	28,907	35,600

Income from operations	10,664	10,101	22,631	23,173
Interest expense, net	3,602	4,529	6,967	9,066
Other income, net	(521)	(229)	(676)	(394)

Income before income taxes	7,583	5,801	16,340	14,501

Provision for income taxes	3,070	2,100	6,620	5,600

Net income before extraordinary loss	4,513	3,701	9,720	8,901

Extraordinary loss on early extinguishment of debt (net of tax benefit of $2,662)	-	3,950	-	3,950

Net income (loss)	$4,513	$(249)	$9,720	$4,951

Earnings per share (basic and diluted):
Before extraordinary loss:	$.51	$.41	$1.09	$1.00
Extraordinary loss on early extinguishment of debt	-	(.44)	-	(.44)

Net income (loss)	$.51	$(.03)	$1.09	$.55

Weighted average shares:
Basic	8,906,604	8,931,500	8,915,569	8,931,500

Diluted	8,906,606	8,931,500	8,915,589	8,931,500

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	December 31,	June 30,
	2000	2001

ASSETS
Current assets:
Cash	$4,989	$3,629
Accounts, notes and leases receivable, net of allowance for bad debts of $11,377 and $11,991 in 2000 and 2001, respectively	93,042	111,946
Inventories	160,296	175,208
Prepaid expenses and other current assets	3,005	2,752
Deferred tax assets	4,121	3,895

Total current assets	265,453	297,430

Property, plant and equipment, net of accumulated depreciation of $36,760 and $40,650 in 2000 and 2001, respectively	106,415	104,059
Other assets, net	20,645	21,418
Cost in excess of fair value of net assets acquired, net of accumulated Amortization of $5,231 and $5,500 in 2000 and 2001, respectively	29,303	27,915

TOTAL ASSETS	$421,816	$450,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,516	$8,670
Accounts payable	11,206	6,631
Other current liabilities	35,853	31,679

Total current liabilities	56,575	46,980

Long-term debt	213,894	251,468
Deferred tax liabilities	26,316	24,935
Other liabilities	11,824	12,163

Total liabilities	308,609	335,546

Commitments and contingent liabilities

Stockholders' equity:
Common stock	9	9
Additional paid-in capital	71,724	71,724
Retained earnings	65,392	70,343
Accumulated other comprehensive income	(9,966)	(12,848)
Treasury stock, at cost	(13,952)	(13,952)

Total stockholders' equity	113,207	115,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,816	$450,822

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended

	July 1, 2000	June 30, 2001

Cash flows from operating activities:
Net income	$9,720	$4,951
Adjustments to reconcile net income to
Cash flows from operating activities:
Depreciation and amortization	5,833	6,966
Early extinguishment of debt		3,950
Deferred tax benefit	(781)	(660)
Other	67	293
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(19,116)	(20,037)
Inventories	(6,277)	(18,213)
Prepaid expenses and other current assets	(787)	58
Accounts payable	(239)	(4,448)
Other current liabilities	(1,300)	(1,531)

Cash flows from operating activities	(12,880)	(28,671)

Cash flows from investing activities:
Capital expenditures	(4,223)	(3,012)
Proceeds from disposals of fixed assets	121	1
Business acquisition, net of cash acquired	(2,340)
Changes in other assets	196	132

Cash flows from investing activities	(6,246)	(2,879)

Cash flows from financing activities:
Net borrowings under lines of credit	19,583	239
Repayments of long-term debt	(689)	(115,833)
Proceeds from issuance of long-term debt		150,000
Debt issuance costs		(4,335)
Proceeds from issuance of stock	198
Purchase of treasury stock	(483)

Cash flows from financing activities	18,609	30,071

Effect of foreign exchange rate changes on cash	126	119

Decrease in cash	(391)	(1,360)
Cash, beginning of period	4,664	4,989

Cash, end of period	$4,273	$3,629

Supplemental Cash Flow Information
Interest paid	$7,133	$10,331

Taxes paid	$9,805	$7,005

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(In Thousands Except Share Data)
(Unaudited)

(1)	Basis of Presentation

             The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and six months ended July 1, 2000 and June 30, 2001 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2000, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and Reports on Form 8-K filed with the Securities and Exchange Commission during 2000.  The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

             On September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. (“UMI”) pursuant to a stock purchase agreement dated as of July 20, 2000.  The acquisition, which had an aggregate purchase price of approximately $84 million, was accounted for as a purchase.

(2)	Summary of Significant Accounting Policies

             Principles of Consolidation - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly owned subsidiaries, including The Steinway Piano Company, Inc. (“Steinway”), The Selmer Company, Inc. (“Selmer”), and UMI.  Significant intercompany balances have been eliminated in consolidation.

             Income per Common Share – Basic income per share is computed using the weighted average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of the Company’s outstanding options using the treasury stock method, except when such items would be antidilutive.  A reconciliation of the weighted average shares used for the basic and diluted computations for the three month and six month periods ended July 1, 2000 and June 30, 2001 is as follows:

	Three months ended		Six months ended

	2000	2001	2000	2001

Weighted average shares:
For basic income per share	8,906,604	8,931,500	8,915,569	8,931,500
Dilutive effect of stock options	2	-	20	-

For diluted income per share	8,906,606	8,931,500	8,915,589	8,931,500

             Comprehensive Income – Other comprehensive income (loss) is comprised of foreign currency translation adjustments and additional minimum pension liabilities.  Total comprehensive income (loss) for the three month and six month periods ended July 1, 2000 and June 30, 2001 is as follows:

	Three months ended		Six months ended

	2000	2001	2000	2001

Net income	$4,513	$(249)	$9,720	$4,951
Other comprehensive loss	392	634	1,628	2,882

Total comprehensive income (loss)	$4,121	$(883)	$8,092	$2,069

             New Accounting Pronouncements - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

             The Company uses derivative instruments to manage exposures to foreign exchange rate fluctuations.  The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.  The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions.  Principal currencies hedged include the Euro, British pound and Japanese yen.  Options and forwards used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments.  Forwards and options not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and payable balances.

             For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness.  Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months and six months ended June 30, 2001 as the Company did not have any qualifying hedged transactions.  For the three months and six months ended June 30, 2001, other income included a net foreign currency loss of $11 and gain of $13, respectively, for forward contracts not designated as hedging instruments.

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

             In July 2001 the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

(3)	Inventories

             Inventories consist of the following:

	December 31,	June 30,
	2000	2001

Raw materials	$20,961	$22,576
Work in process	53,711	54,486
Finished goods	85,624	98,146

Total	$160,296	$175,208

(4)	Other (Income) Expense, Net

             Other (income) expense, net consists of the following:

	Three months ended		Six months ended

	July 1,	June 30,	July 1,	June 30,
	2000	2001	2000	2001

West 57th Building income	$(1,164)	$(1,164)	$(2,327)	$(2,327)
West 57th Building expenses	813	810	1,627	1,624
Foreign exchange loss, net	(47)	170	248	504
Miscellaneous	(123)	(45)	(224)	(195)

Other (income) expense, net	$(521)	$(229)	$(676)	$(394)

(5)	Commitments and Contingent Liabilities

             Certain environmental matters are pending against a subsidiary of the Company, which might result in monetary damages, the amount of which, if any, cannot be determined at the present time.  Philips Electronics, a previous owner of a subsidiary of the Company, has agreed to hold the Company harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988.  Management believes that these matters will not have a material adverse impact on the Company’s results of operations or financial condition.

(6)	Segment Information

             The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  These segments were selected based upon the way in which management oversees and evaluates the results of each operation.  The following tables present information about the Company’s operating segments for the three month and six month periods ended July 1, 2000 and June 30, 2001:

Three months ended 2000	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total

	U.S.	Germany	Other	Total	U.S.	Other	Total

Revenues from external customers	$31,064	$8,100	$4,788	$43,952	$32,915	$957	$33,872	$-	$77,824
Net income (loss)	1,103	134	408	1,645	22	(23)	(1)	2,869	4,513

Three months ended 2001	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total

	U.S.	Germany	Other	Total	U.S.	Other	Total

Revenues from external customers	$24,995	$7,945	$5,606	$38,546	$44,164	$951	$45,115	$-	$83,661
Net income (loss) before extraordinary loss	808	653	(69)	1,392	(968)	(62)	(1,030)	3,339	3,701

Six months ended 2000	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total

	U.S.	Germany	Other	Total	U.S.	Other	Total

Revenues from external customers	$61,248	$17,547	$9,346	$88,141	$75,417	$2,041	$77,458	$-	$165,599
Net income (loss)	1,861	482	692	3,035	1,032	(32)	1,000	5,685	9,720

Six months ended 2001	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total

	U.S.	Germany	Other	Total	U.S.	Other	Total

Revenues from external customers	$54,322	$17,292	$11,828	$83,442	$99,574	$2,226	$101,800	$-	$185,242
Net income (loss) before extraordinary loss	1,382	1,309	806	3,497	(742)	(76)	(818)	6,222	8,901

(7)	Summary of Guarantees

             On April 19, 2001, the Company completed a $150.0 million senior note offering at 8.75%.  The proceeds of the offering were used to redeem all of the existing 11% Senior Subordinated Notes (the “Notes”), with the balance paying down the revolving credit facility.  The early retirement of the Notes, completed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.

             The Company’s payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by Selmer, Steinway, UMI and certain direct and indirect wholly-owned subsidiaries of the Company, each a “Guarantor” (the “Guarantor Subsidiaries”).  These subsidiaries represent all of the operations of the Company conducted in the United States.  The remaining subsidiaries, which do not guarantee the Notes, represent foreign operations (the “Non Guarantor Subsidiaries”).

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

             Investments in subsidiaries are recorded by the parent on the cost method for purposes of the supplemental consolidating presentation.  Earnings of subsidiaries are therefore not reflected in the parent’s investment accounts and earnings.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001
 (In Thousands)
(Unaudited)

			Non
	Issuer	Guarantor	Guarantor
	of Notes	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$157,548	$33,171	$(5,477)	185,242
Cost of sales		111,632	20,401	(5,564)	126,469

Gross profit	-	45,916	12,770	87	58,773

Operating expenses:
Sales and marketing		17,407	4,832	(44)	22,195
General and administrative	2,226	6,593	2,212	(260)	10,771
Amortization	85	1,534	540		2,159
Other operating (income) expense	(1,709)	1,386	494	304	475

Total operating expenses	602	26,920	8,078	-	35,600

Income (loss) from operations	(602)	18,996	4,692	87	23,173

Interest (income) expense, net	(1,433)	10,308	191	-	9,066
Other (income) expense, net	1	(464)	69	-	(394)

Income before income taxes	830	9,152	4,432	87	14,501

Provision for income taxes	405	3,472	1,710	13	5,600

Net income before extraordinary loss	425	5,680	2,722	74	8,901
Extraordinary loss on early extinguishment
of debt (net of tax benefit
of $2,662)	742	3,208		-	3,950

Net income (loss)	$(317)	$2,472	$2,722	$74	$4,951

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2001
(In Thousands)
(Unaudited)

			Non
	Issuer	Guarantor	Guarantor
	Of Notes	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$-	$863	$2,766	$-	$3,629
Accounts, notes and leases receivable, net		103,814	8,132		111,946
Inventories		151,111	25,309	(1,212)	175,208
Prepaid expenses and other current assets	271	1,924	557		2,752
Deferred tax assets		5,299	3,289	(4,693)	3,895

Total current assets	271	263,011	40,053	(5,905)	297,430

Property, plant and equipment, net	244	90,827	12,988		104,059
Investment in subsidiaries	71,143	252,042		(323,185)
Other assets, net	4,863	13,093	3,462		21,418
Cost in excess of fair value of net assets acquired, net		19,085	8,830		27,915

TOTAL ASSETS	$76,521	$638,058	$65,333	$(329,090)	$450,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$-	$5,784	$2,886		$8,670
Accounts payable	2	5,121	1,508		6,631
Other current liabilities	(20,058)	45,058	11,710	(5,031)	31,679

Total current liabilities	(20,056)	55,963	16,104	(5,031)	46,980

Long-term debt	150,005	101,463			251,468
Intercompany	(109,257)	105,134	4,123
Deferred tax liabilities		18,940	5,995		24,935
Other liabilities		1,381	10,782		12,163

Total liabilities	20,692	282,881	37,004	(5,031)	335,546

Stockholders' equity	55,829	355,177	28,329	(324,059)	115,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,521	$638,058	$65,333	$(329,090)	$450,822

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001
(In Thousands)
(Unaudited)

			Non
	Issuer	Guarantor	Guarantor
	Of Notes	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(317)	$2,472	$2,722	$74	$4,951
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	109	5,587	1,270		6,966
Early extinguishment of debt	742	3,208			3,950
Deferred tax benefit		(323)	(337)		(660)
Other	3	211	79		293
Changes in operating assets and liabilities:
Accounts, notes and leases receivable		(21,450)	1,413		(20,037)
Inventories		(15,303)	(2,823)	(87)	(18,213)
Prepaid expenses and other current assets	(54)	350	(238)		58
Accounts payable	(140)	(4,176)	(132)		(4,448)
Other current liabilities	(3,615)	332	1,739	13	(1,531)

Cash flows from operating activities	(3,272)	(29,092)	3,693	-	(28,671)

Cash flows from investing activities:
Capital expenditures	(180)	(2,344)	(488)		(3,012)
Proceeds from disposals of fixed assets		1			1
Changes in other assets		132			132

Cash flows from investing activities	(180)	(2,211)	(488)	-	(2,879)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(180)	1,085	(666)		239
Repayments of long-term debt		(115,483)	(350)		(115,833)
Proceeds from issuance of long-term debt	150,000				150,000
Debt issuance costs	(4,335)				(4,335)
Intercompany dividends		701	(701)
Intercompany transactions	(142,033)	143,201	(1,168)

Cash flows from financing activities	3,452	29,504	(2,885)		30,071

Effect of exchange rate changes on cash			119		119

Increase (decrease) in cash	-	(1,799)	439		(1,360)
Cash, beginning of period		2,662	2,327		4,989

Cash, end of period	$-	$863	$2,766	$-	$3,629

(8)  Extraordinary Loss

On April 19, 2001, the Company completed a $150.0 million 8.75% senior note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, together with accrued interest, with the balance used to pay down the Credit Facility.  The early retirement of the Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.  The Company’s current long-term financing includes the $150.0 million senior notes and $63.3 million of term loans outstanding under the Credit Facility.  The Company’s debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company’s ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Introduction

             The Company, through its operating subsidiaries, is one of the world’s leading manufacturers of musical instruments.  Effective September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. (“UMI”) through its wholly owned subsidiary, Selmer.  The acquisition of UMI was accounted for as a purchase for financial reporting purposes.  The aggregate purchase price approximated $84.0 million.  The financial statements of the Company as of and for the three months and six months ended June 30, 2001 include the effects of the acquisition and the results of operations for UMI.

             Certain statements contained in the following Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, increased competition, exchange rate fluctuations, and the availability of production capacity and qualified workers which could cause actual results to differ materially from those indicated herein.  Further information on these risk factors is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and its Final Prospectus filed in August 1996.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000

             Net Sales - Net sales increased $5.8 million (7%) to $83.7 million in the second quarter of 2001. This increase was primarily attributable to the addition of UMI, which resulted in an increase of band and orchestral instrument sales of $11.2 million (33%) to $45.1 million on an overall unit sales increase of 38%.  Offsetting this, piano sales decreased $5.4 million (12%) due to ongoing economic softness in the United States, particularly in the mid-priced piano market, as well as slower sales at the retail level, and the corresponding decrease in dealers’ demand for replacement inventory. These factors resulted in a decrease of domestic Steinway shipments of 27% in the current period.  However, this decrease was mitigated by an 11% increase in Steinway shipments to Europe and Asia.

             Gross Profit - Gross profit increased by $2.1 million (9%) to $27.1 million due to the addition of UMI.  Gross margins improved to 32.3% compared to 32.0% in the prior year period. Piano margins improved from 34.6% in 2000 to 37.7% in 2001 primarily as a result of the higher proportion of Steinway units sold.  Band and orchestral instrument margins decreased slightly from 28.7% in 2000 to 27.7% in 2001 due to increased production costs and planned expenses for the reengineering of existing manufacturing systems.

             Operating Expenses – Overall operating expenses increased by $2.7 million (19%) to $17.0 million in the second quarter.  Excluding $2.8 million of UMI operating expense in the current year period, expenses decreased slightly to $14.1 million as compared to $14.3 million in the second quarter of 2000 as a result of increased fiscal control over sales and marketing expenses.

             Other Expense, net -Other expenses, primarily interest expense, increased by $1.2 million (40%) to $4.3 million.  Higher average outstanding debt balances resulting from increased inventory levels and the additional debt associated with the acquisition of UMI contributed to the increased expense.

             Income Taxes – The Company’s effective tax rate decreased from 40.5% in 2000 to 36.2% in 2001 primarily as a result of the decrease in the German tax rate.

Six Months Ended June 30, 2001 Compared to Six Months Ended July 1, 2000

             Net Sales –Net sales increased $19.6 million (12%) to $185.2 million in the first six months of 2001 primarily due to the UMI acquisition. Band and orchestral instrument sales increased $24.3 million (31%) to $101.8 million, and units increased 30% compared to the prior period. As an offset, piano sales decreased $4.7 million (5%) in 2001 on unit decreases of 6% for Steinway pianos and 41% for Boston pianos, due to ongoing economic softness in the United States, particularly in the mid-priced piano market, as well as slower sales at the retail level.

             Gross Profit –Gross profit increased by $7.2 million (14%) to $58.8 million in the first six months of 2001.  Gross margins improved to 31.7% from 31.1% when compared to the prior period.  Piano margins improved from 34.5% in 2000 to 37% in 2001 primarily as a result of the higher proportion of Steinway units sold. Gross margins for band instruments remained relatively consistent, increasing slightly from 27.3% in 2000 to 27.4% in 2001.

             Operating Expenses –Operating expenses increased by $6.7 million to $ 35.6 million in the current year period, primarily due to the acquisition of UMI, which reported operating expenses of $6.1 million in the current period.

             Other Expense, Net –Other expenses increased by $2.4 million (38%) to $8.7 million in the current year period. Higher average outstanding debt balances due to increased inventory levels and the additional debt associated with the acquisition of UMI generated an increase in net interest expense of $2.1 million.  A slight increase in foreign currency exchange loss of $0.3 million also contributed to the increase in other expenses in the current period.

             Income Taxes –The Company’s effective tax rate decreased from 40.5% to 38.6% in 2001.  This decrease was primarily due to the decrease in the German tax rate.

Liquidity and Capital Resources

             The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

             Cash used in operations in the first six months of 2001 was $28.7 million, compared to cash used in operations of $12.9 million in 2000. This change is due primarily to the acquisition of UMI, payments made on accounts payable, and an increase in inventory balances in the current period.  A decline in Boston piano shipments and certain band products has led to a buildup in inventories in the current period.

             Capital expenditures of $4.2 million and $3.0 million in the first six months of 2000 and 2001, respectively, were used primarily for the purchase of new machinery, building improvements and certain EPA compliance projects.  The Company expects to maintain this level of capital spending in the future as it continues to modernize its equipment and renovate its facilities in order to improve its production efficiency.

             The Company’s domestic seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a domestic lender (the “Credit Facility”).  The Credit Facility, which was amended and restated to accommodate both the acquisition of UMI and the $150.0 million bond offering completed in the current period, provides the Company with a potential borrowing capacity, on a revolving basis, of up to $85.0 million, based on eligible accounts receivable and inventory balances.  The Credit Facility bears interest at average 30-day LIBOR plus 1.75% and expires on September 14, 2008.  As of June 30, 2001, revolving credit loans outstanding were $44.0 million and additional availability was approximately $41.0 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to 39 million Deutsche marks ($17.0 million at the June 30, 2001 exchange rate).

             On April 19, 2001, the Company completed a $150.0 million 8.75% senior note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance used to pay down the Credit Facility.  The early retirement of the Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.  The Company’s current long-term financing includes the $150.0 million senior notes and $63.3 million of term loans outstanding under the Credit Facility.  The Company’s debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company’s ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

             Management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2001.

New Accounting Pronouncements

             On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

             The Company uses derivative instruments to manage exposures to foreign exchange rate fluctuations.  The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.  The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions.  Principal currencies hedged include the Euro, British pound and Japanese yen.  Options and forwards used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments.  Forwards and options not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and payable balances.

             For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness.  Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months and six months ended June 30, 2001 as the Company did not have any qualifying hedged transactions.  For the three months and six months ended June 30, 2001, other income included a net foreign currency loss of $11 and gain of $13, respectively, for forward contracts not designated as hedging instruments.

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

             In July 2001 the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates.  The Company mitigates its foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts.  These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

             The Company’s revolving loans and term loans bear interest at rates that fluctuate with changes in the Libor rate.  Substantially all of the Company’s long-term debt, except the term loans referred to above, is at fixed interest rates.  Accordingly, the Company’s interest expense on its revolving loans and term loans and the fair value of its fixed long-term debt is sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on the Company’s interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II            OTHER INFORMATION

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the Company’s Annual Meeting of Shareholders held on May 4, 2001, the Board of Directors was re-elected in its entirety.  The votes cast for each nominee were as follows:

	For	Against
Kyle Kirkland	51,693,788	295,999
Dana D. Messina	51,693,788	295,999
Thomas T. Burzycki	51,857,583	132,204
Bruce A. Stevens	51,857,770	132,017
A. Clinton Allen	51,905,843	83,944
Peter McMillan	51,905,843	83,944

             The proposal to ratify Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2001 was approved with 51,925,887 votes cast for, 38,350 votes against, and 25,550 abstentions.

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
4.1 Second Amendment to the Second Amended and Restated Credit Agreement dated as of April 19, 2001 among Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

STEINWAY MUSICAL INSTRUMENTS, INC.
/s/ Dana D. Messina

Dana D. Messina
Director, President and Chief Executive Officer
/s/ Dennis M. Hanson

Dennis M. Hanson
Senior Executive Vice President and
Chief Financial Officer

Date:   August 14, 2001