Form 10-Q
period 2001-09-29
STEINWAY MUSICAL INSTRUMENTS INC
filed 2001-11-13
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

Number of shares of Common Stock issued and outstanding as of October 31, 2001:	Class A	477,953
	Ordinary	8,463,096
	Total	8,941,049

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 29, 2001	September 30, 2000	September 29, 2001

Net sales	$75,702	$82,885	$241,301	$268,127
Cost of sales	52,260	58,576	166,321	185,045

Gross Profit	23,442	24,309	74,980	83,082
Operating expenses:
Sales and marketing	8,555	9,544	26,326	31,739
General and administrative	4,798	5,548	13,886	16,319
Amortization	938	1,044	2,762	3,203
Other operating expense	118	148	342	623
Non-recurring charges	1,490	-	1,490	-
Total operating expenses	15,899	16,284	44,806	51,884

Income from operations	7,543	8,025	30,174	31,198

Interest expense, net	4,236	4,416	11,203	13,482
Other income, net	(328)	(692)	(1,004)	(1,086)

Income before income taxes	3,635	4,301	19,975	18,802

Provision for income taxes	835	1,787	7,455	7,387

Net income before extraordinary loss	2,800	2,514	12,520	11,415

Extraordinary loss on early extinguishment of debt (net of tax benefit of $2,662)	-	-	-	3,950

Net income	$2,800	$2,514	$12,520	$7,465

Earnings per share (basic and diluted)
Before extraordinary loss:	$0.31	$0.28	$1.40	$1.28
Extraordinary loss on early extinguishment of debt	-	-	-	(0.44)
Net income	$0.31	$0.28	$1.40	$0.84

Weighted average shares:
Basic	8,921,724	8,947,342	8,917,621	8,936,781
Diluted	8,921,724	8,947,342	8,917,634	8,936,781

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	December 31, 2000	September 29, 2001

ASSETS:
Curent assets:
Cash	$4,989	$5,357
Accounts, notes and leases receivable, net of allowance for bad debts of $11,377 and $11,368 in 2000 and 2001, respectively	93,042	109,982
Inventories	160,296	171,347
Prepaid expenses and other current assets	3,005	2,994
Deferred tax assets	4,121	4,038
Total current assets	265,453	293,718

Property, plant and equipment, net of accumulated depreciation of $36,760 and $43,334 in 2000 and 2001, respectively	106,415	103,982
Other assets, net	20,645	20,500
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $5,231 and $5,822 in 2000 and 2001, respectively	29,303	28,336

TOTAL ASSETS	$421,816	$446,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,516	$9,938
Accounts payable	11,206	7,774
Other current liabilities	35,853	35,933
Total current liabilities	56,575	53,645

Long-term debt	213,894	235,283
Deferred tax liabilities	26,316	25,055
Other liabilities	11,824	12,646
Total liabilities	308,609	326,629

Commitments and contingent liabilities

Stockholders' equity:
Common stock	9	9
Additional paid-in capital	71,724	72,178
Retained earnings	65,392	72,857
Accumulated other comprehensive income	(9,966)	(10,849)
Treasury stock, at cost	(13,952)	(14,288)
Total stockholders' equity	113,207	119,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,816	$446,536

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2000	September 29, 2001
Cash flows from operating activities:
Net income	$12,520	$7,465
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,769	10,369
Early extinguishment of debt	-	3,950
Deferred tax benefit	(2,019)	(1,003)
Other	155	472
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(21,767)	(17,720)
Inventories	(10,523)	(12,783)
Prepaid expenses and other current assets	(666)	(331)
Accounts payable	(356)	(3,387)
Other current liabilities	4,269	2,502
Cash flows from operating activities	(9,618)	(10,466)

Cash flows from investing activities:
Capital expenditures	(6,193)	(4,478)
Proceeds from disposals of fixed assets	122	221
Business acquisition, net of cash acquired	(32,484)	-
Changes in other assets	114	63
Cash flows from investing activities	(38,441)	(4,194)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	47,676	(13,233)
Proceeds from issuance of long-term debt	-	150,000
Repayments of long-term debt	(920)	(117,512)
Debt issuance costs	-	(4,478)
Proceeds from issuance of stock	693	454
Purchase of treasury stock	(483)	(336)
Cash flows from financing activities	46,966	14,895

Effect of foreign exchange rate changes on cash	169	133

Increase (decrease) in cash	(924)	368
Cash, beginning of period	4,664	4,989

Cash, end of period	$3,740	$5,357

Supplemental Cash Flow Information
Interest paid	$8,469	$11,815
Taxes paid	$12,237	$9,293

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2001

(In Thousands Except Share Data)

(Unaudited)

(1)   Basis of Presentation

        The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and nine months ended September 30, 2000 and September 29, 2001 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2000, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three months and nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

        On September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. (“UMI”) pursuant to a stock purchase agreement dated as of July 20, 2000.  The acquisition, which had an aggregate purchase price of approximately $84.0 million, was accounted for as a purchase.

(2)   Summary of Significant Accounting Policies

        Principles of Consolidation - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly owned subsidiaries, including The Steinway Piano Company, Inc. (“Steinway”), The Selmer Company, Inc. (“Selmer”), and United Musical Instruments, Inc. (“UMI”).  Significant intercompany balances have been eliminated in consolidation.

        Income per Common Share – Basic income per share is computed using the weighted average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of the Company’s outstanding options using the treasury stock method, except when such items would be antidilutive.  A reconciliation of the weighted average shares used for the basic and diluted computations for the three month and nine month periods ended September 30, 2000 and September 29, 2001 is as follows:

	Three months ended		Nine months ended
	2000	2001	2000	2001
Weighted average shares:
For basic income per share	8,921,724	8,947,342	8,917,621	8,936,781
Dilutive effect of stock options	-	-	13	-
For diluted income per share	8,921,724	8,947,342	8,917,634	8,936,781

        Comprehensive Income – Other comprehensive income (loss) is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized losses on certain long-term assets.  Total comprehensive income (loss) for the three month and nine month periods ended September 30, 2000 and September 29, 2001 is as follows:

	Three months ended		Nine months ended
	2000	2001	2000	2001

Net Income	$2,800	$2,514	$12,520	$7,465
Other comprehensive income (loss)	(1,902)	1,999	(3,530)	(883)
Total comprehensive income	$898	$4,513	$8,990	$6,582

        New Accounting Pronouncements - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

        For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness.  Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months and nine months ended September 29, 2001 as the Company did not have any qualifying hedged transactions.  For the three months and nine months ended September 29, 2001, other income included a net foreign currency loss of $4 and gain of $9, respectively, for forward contracts not designated as hedging instruments.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

        In July 2001 the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

    In June 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective January 1, 2003.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

    In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective January 1, 2002.  This statement retains certain requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and requires that one accounting model be used for long-lived assets to be disposed of by sale.  In addition, SFAS 144 broadens the presentation of discontinued operations to include more discrete components of a company’s operations. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

(3)   Inventories

        Inventories consist of the following:

	December 31, 2000	September 29, 2001

Raw Materials	$20,961	$22,122
Work in process	53,711	57,022
Finished goods	85,624	92,203
Total	$160,296	$171,347

(4)   Other (Income) Expense, Net

        Other (income) expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2000	September 29, 2001	September 30, 2000	September 29, 2001

West 57th Building income	$(1,164)	$(1,164)	$(3,491)	$(3,491)
West 57th building expenses	814	810	2,441	2,434
Foreign exchange (gain) loss, net	206	(51)	454	453
Miscellaneous	(184)	(287)	(408)	(482)
Other (income) expense, net	$(328)	$(692)	$(1,004)	$(1,086)

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

(6)   Segment Information

The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  These segments were selected based upon the way in which management oversees and evaluates the results of each operation.  The following tables present information about the Company’s operating segments for the three month and nine month periods ended September 30, 2000 and September 29, 2001:

Three months ended 2000	Piano Segment				Band and Orchestral Segment
	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consol Total
Revenues from external customers	$28,394	$7,752	$5,193	$41,339	$32,898	$1,465	$34,363	$-	$75,702
Net income (loss)	742	1,017	583	2,342	(1,592)	6	(1,586)	2,044	2,800

Three months ended 2001	Piano Segment				Band and Orchestral Segment
	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consol Total
Revenues from external customers	$24,018	$8,939	$4,765	$37,722	$44,101	$1,062	$45,163	$-	$82,885
Net income (loss)	(266)	608	404	746	(1,135)	23	(1,112)	2,880	2,514

Nine months ended 2000	Piano Segment				Band and Orchestral Segment
	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consol Total
Revenues from external customers	$89,642	$25,299	$14,539	$129,480	$108,315	$3,506	$111,821	$-	$241,301
Net income (loss)	2,603	1,499	1,275	5,377	(560)	(26)	(586)	7,729	12,520

Nine months ended 2001	Piano Segment				Band and Orchestral Segment
	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consol Total
Revenues from external customers	$78,340	$26,231	$16,593	$121,164	$143,675	$3,288	$146,963	$-	$268,127
Net income (loss) before extraordinary loss	1,115	1,918	1,210	4,243	(1,877)	(53)	(1,930)	9,102	11,415

(7)   Summary of Guarantees

        On April 19, 2001, the Company completed a $150.0 million 8.75% Senior Note offering.  The proceeds of the offering were used to redeem all of the existing 11% Senior Subordinated Notes with the balance paying down the revolving credit facility.

        The Company’s payment obligations under the new notes are fully and unconditionally guaranteed on a joint and several basis by Selmer, Steinway, UMI and certain direct and indirect wholly-owned subsidiaries of the Company, each a “Guarantor” (the “Guarantor Subsidiaries”).  These subsidiaries represent all of the operations of the Company conducted in the United States.  The remaining subsidiaries, which do not guarantee the new notes, represent foreign operations (the “Non Guarantor Subsidiaries”).

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

        Investments in subsidiaries are recorded by the issuer on the cost method for purposes of the supplemental consolidating presentation.  Earnings of subsidiaries are therefore not reflected in the issuer’s investment accounts and earnings.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 29, 2001

 (In Thousands)

(Unaudited)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$227,906	$48,544	$(8,323)	$268,127
Cost of sales	-	163,467	30,161	(8,583)	185,045

Gross Profit	-	64,439	18,383	260	83,082

Operating Expenses:
Sales and marketing	-	24,648	7,157	(66)	31,739
General and administrative	3,216	10,028	3,335	(260)	16,319
Amortization	200	2,195	808	-	3,203
Other operating (income) expense	(2,421)	2,020	698	326	623
Total operating expenses	995	38,891	11,998	-	51,884

Income (loss) from operations	(995)	25,548	6,385	260	31,198

Interest (income) expense, net	(1,708)	14,892	298	-	13,482
Other (income) expense, net	1	(1,155)	68		(1,086)

Income before income taxes	712	11,811	6,019	260	18,802

Provision for income taxes	334	4,642	2,313	98	7,387

Net income before extraordinary loss	378	7,169	3,706	162	11,415
Extraordinary loss on early extinguishment of debt (net of tax benefit of $2,662)	742	3,208			3,950

Net income (loss)	$(364)	$3,961	$3,706	$162	$7,465

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 29, 2001

(In Thousands)

(Unaudited)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$-	$2,204	$3,153	$-	$5,357
Accounts, notes and leases receivable, net	-	100,226	9,756	-	109,982
Inventories	-	144,461	27,925	(1,039)	171,347
Prepaid expenses and other current assets	183	1,987	824	-	2,994
Deferred tax assets	-	5,305	3,426	(4,693)	4,038
Total current assets	183	254,183	45,084	(5,732)	293,718

Property, plant and equipment, net	232	89,902	13,848	-	103,982
Investment in subsidiaries	71,143	252,042	-	(323,185)	-
Other assets, net	4,996	12,713	3,473	(682)	20,500
Cost in excess of fair value of net assets acquired, net	-	18,940	9,396	-	28,336

TOTAL ASSETS	$76,554	$627,780	$71,801	$(329,599)	$446,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt:	$-	$5,900	$4,038	$-	$9,938
Accounts payable	13	6,045	1,716	-	7,774
Other current liabilities	(16,917)	46,127	11,669	(4,946)	35,933
Total current liabilities	(16,904)	58,072	17,423	(4,946)	53,645

Long-term debt	150,080	85,203	-	-	235,283
Intercompany	(112,602)	107,563	5,039	-	-
Deferred tax liabilities	-	18,771	6,284	-	25,055
Other liabilities	105	1,519	11,704	(682)	12,646
Total liabilities	20,679	271,128	40,450	(5,628)	326,629

Stockholders' equity	55,875	356,652	31,351	(323,971)	119,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,554	$627,780	$71,801	$(329,599)	$446,536

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 29, 2001

 (In Thousands)

(Unaudited)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(364)	$3,961	$3,706	$162	$7,465
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	240	8,218	1,911	-	10,369
Early extinguishment of debt	742	3,208	-	-	3,950
Deferred tax benefit		(498)	(505)	-	(1,003)
Other	4	355	113	-	472
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	-	(17,985)	265	-	(17,720)
Inventories	-	(8,685)	(3,838)	(260)	(12,783)
Prepaid expenses and other current assets	(71)	180	(440)	-	(331)
Accounts payable	(129)	(3,252)	(6)	-	(3,387)
Other current liabilities	(369)	1,539	1,234	98	2,502
Cash flows from operating activities	53	(12,959)	2,440	-	(10,466)

Cash flows from investing activities:
Capital expenditures	(185)	(3,597)	(696)	-	(4,478)
Proceeds from disposals of fixed assets	-	221	-	-	221
Changes in other assets	(25)	88	-	-	63
Cash flows from investing activities	(210)	(3,288)	(696)	-	(4,194)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(105)	(13,380)	252	-	(13,233)
Proceeds from issuance of long-term debt	150,000	-	-	-	150,000
Repayment of long-term debt	-	(117,162)	(350)	-	(117,512)
Debt issuance costs	(4,478)	-	-	-	(4,478)
Proceeds from issuance of stock	454	-	-	-	454
Purchase of treasury stock	(336)	-	-	-	(336)
Intercompany dividends	-	701	(701)	-	-
Intercompany transactions	(145,378)	145,630	(252)	-	-
Cash flows from financing activities:	157	15,789	(1,051)	-	14,895

Effect of exchange rate changes on cash	-	-	133	-	133

Increase (decrease) in cash	-	(458)	826	-	368
Cash, beginning of period	-	2,662	2,327	-	4,989

Cash, end of period	$-	$2,204	$3,153	$-	$5,357

(8) Extraordinary Loss

On April 19, 2001, the Company completed a $150.0 million 8.75% Senior Note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, together with accrued interest, with the balance used to pay down the committed, revolving credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.  The Company’s current long-term financing includes the $150.0 million Senior Notes and $61.6 million of term loans outstanding under the Credit Facility.  The Company’s debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company’s ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Introduction

                The Company, through its operating subsidiaries, is one of the world’s leading manufacturers of musical instruments.  Effective September 15, 2000, the Company completed the acquisition of United Musical Instruments Holdings, Inc. (“UMI”) through its wholly owned subsidiary, Selmer.  The acquisition of UMI was accounted for as a purchase for financial reporting purposes.  The aggregate purchase price approximated $84.0 million.  The financial statements of the Company as of and for the three months and nine months ended September 29, 2001 include the effects of the acquisition and the results of operations for UMI.

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

Results of Operations

Three Months Ended September 29, 2001 Compared to Three Months Ended September 30, 2000

                Net Sales - Net sales increased $7.2 million (9%) to $82.9 million in the third quarter of 2001. This increase was primarily attributable to the addition of UMI, which resulted in an increase of band and orchestral instrument sales of $10.8 million (31%) to $45.2 million on an overall unit sales increase of 25%.  Offsetting this, piano sales decreased $3.6 million (9%) to $37.7 million due to the ongoing economic softness in the United States, which continues to affect both the high-end and the mid-priced piano markets.  This resulted in a decrease of domestic Steinway shipments of 18% in the current period. However, this decrease continued to be mitigated by Steinway shipments to Europe and Asia, which increased 9% over the prior year period.

Gross Profit - Gross profit increased by $0.9 million (4%) to $24.3 million due to the addition of UMI.  The decline in gross margins to 29.3% from 31.0% in the prior year was primarily due to piano margins, which decreased to 32.7% from 35.3% in 2000 as a result of additional factory shutdowns and the lower absorption of overhead costs in our domestic piano operations. Band and orchestral instrument margins improved to 26.5% in 2001 from 25.8% in 2000 due to increased production and sales of higher margin instruments.

                Operating Expenses – Overall operating expenses increased by $0.4 million (2%) to $16.3 million in the third quarter. Excluding the incremental UMI expenses of $2.1 million in 2001 and the one-time charges of $1.5 million for the acquisition of UMI and the relocation of the Emerson facility in the third quarter of 2000, expenses decreased slightly to $14.2 million as compared to $14.4 million in the prior year period.   This decrease was primarily a result of the continued fiscal control over sales and marketing expenses.

                Other Expense, net -Other expenses decreased by $0.2 million (5%) to $3.7 million.  Foreign exchange gains and an increase in interest income on band receivables contributed to the net decrease in expense.

                Income Taxes – The Company’s effective tax rate increased to 41.5% from 23.0% in 2000.  The 23.0% rate in 2000 reflected a one-time benefit caused by a reduction in the German tax rate. Additionally, the current period effective rate of 41.5% is a result of the increased foreign source income typically generated in the second half of the year.  Foreign source income is taxed at a higher rate than domestic earnings.

Nine Months Ended September 29, 2001 Compared to Nine Months Ended September 30, 2000

                Net Sales –Net sales increased $26.8 million (11%) to $268.1 million primarily due to the UMI acquisition. Band and orchestral instrument sales increased $35.1 million (31%) to $147.0 million, and units increased 29% compared to the prior period. As an offset, piano sales decreased $8.3 million (6%) in 2001 on unit decreases of 36% for Boston pianos and 8% for Steinway pianos, primarily due to the continued economic softness in the United States.

                Gross Profit –Gross profit increased by $8.1 million (11%) to $83.1 million.  Gross margins decreased slightly to 31.0% from 31.1% in the prior period.  Piano margins improved to 35.6% from 34.7% as a result of both the higher proportion of Steinway units sold and the increased number of high margin concert grands sold abroad. Gross margins for band instruments also improved, increasing to 27.2% in 2001 from 26.9% in 2000 due to the larger proportion of higher margin instruments sold.

                Operating Expenses –Operating expenses increased by $7.1 million to $51.9 million in the current year period.  Excluding the incremental operating expenses of UMI of $8.2 million and the one-time charges of $1.5 million for the acquisition of UMI and the relocation of the Emerson facility in the third quarter of 2000, operating expenses increased less than 1%. This increase was attributable to sales and marketing efforts associated with the introduction of the Essex pianos.

                Other Expense, Net –Other expenses increased by $2.2 million (22%) to $12.4 million in the current year period.  Virtually all of the change was due to an increase in net interest expense, which resulted from higher average outstanding debt balances due to increased inventory levels and the additional debt associated with the acquisition of UMI.

                Income Taxes –The Company’s effective tax rate increased to 39.3% from 37.3% in 2000. The 37.3% rate in 2000 included the one-time benefit noted above.  The current effective rate is more reflective of a normal rate for the Company.

Liquidity and Capital Resources

                The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

                Cash used in operations in the first nine months of 2001 increased $0.9 million compared to 2000. Higher interest payments and the temporary build-up of certain inventory categories exceeded  strong collections of band and orchestral instrument receivables.

                Capital expenditures of $6.2 million and $4.5 million in the first nine months of 2000 and 2001, respectively, were used primarily for the purchase of new machinery, building improvements and certain EPA compliance projects.  The Company expects to continue the current equipment modernization and production efficiency projects in process while maintaining a lower level of expenditures in 2001.

                The Company’s domestic seasonal borrowing requirements are accommodated through a committed, revolving credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended and restated to accommodate both the acquisition of UMI and the $150.0 million bond offering completed in the second quarter, provides the Company with a potential borrowing capacity, on a revolving basis, of up to $85.0 million, based on eligible accounts receivable and inventory balances.  The Credit Facility bears interest at average 30-day LIBOR plus 1.75% and expires on September 14, 2008.  As of September 29, 2001, revolving credit loans outstanding were $29.6 million and additional availability was approximately $55.4 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to 39 million Deutsche marks ($18.2 million at the September 29, 2001 exchange rate).

On April 19, 2001, the Company completed a $150.0 million 8.75% senior note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance used to pay down the Credit Facility.  The early retirement of the Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.  The Company’s current long-term financing includes the $150.0 million senior notes and $61.6 million of term loans outstanding under the Credit Facility.  The Company’s debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on the Company’s ability to incur additional indebtedness, to make investments in other entities, or to pay cash dividends.

                Management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under its domestic and foreign credit facilities, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2001.

New Accounting Pronouncements

                On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

                For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness.  Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months and nine months ended September 29, 2001 as the Company did not have any qualifying hedged transactions.  For the three months and nine months ended September 29, 2001, other income included a net foreign currency loss of $4 and gain of $9, respectively, for forward contracts not designated as hedging instruments.

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

                In July 2001 the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

                In June 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective January 1, 2003.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

                In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective January 1, 2002.  This statement retains certain requirements of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and requires that one accounting model be used for long-lived assets to be disposed of by sale.  In addition, SFAS 144 broadens the presentation of discontinued operations to include more discrete components of a company’s operations. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

                The Company’s revolving loans and term loans bear interest at rates that fluctuate with changes in the LIBOR.  Substantially all of the Company’s long-term debt, except the term loans referred to above, is at fixed interest rates.  Accordingly, the Company’s interest expense on its revolving loans and term loans and the fair value of its fixed long-term debt is sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on the Company’s interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

4.1           Third Amendment to the Second Amended and Restated Credit Agreement dated as of August 31, 2001 among Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 29, 2001.

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

Date:   November 13, 2001