Form 10-K405
period 2001-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2002-03-28
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 305, Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(781) 894-9770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Common Shares, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $149,049,162 as of March 12, 2002.

Number of shares of Common Stock outstanding as of March 12, 2002:	Class A	477,953
	Ordinary	8,369,696
	Total	8,847,649

Documents incorporated by reference:  Part III - Items 10-13 - Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

PART I

ITEM 1                   BUSINESS

General

The Company, through its operating subsidiaries, is a world leader in the design, manufacture and marketing of high quality musical instruments.  The Steinway & Sons grand piano is considered to be the highest quality piano in the world and has one of the most widely recognized and prestigious brand names.  For more than a century, the Steinway concert grand has been the piano of choice for the world’s greatest and most popular pianists.  A survey of thirty of the world’s major symphony orchestras revealed that 98% of piano soloists chose a Steinway grand piano during the 2000/2001concert season.  As the largest domestic manufacturer of band and orchestral instruments, the Company offers a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories. Selmer Paris saxophones, Bach Stradivarius trumpets, C.G. Conn French horns, King trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world.  The Company’s net sales of $353 million for the year ended December 31, 2001 were comprised of $169 million in piano sales and $184 million in band and orchestral instrument sales.

The piano division concentrates on the high-end grand piano segment of the industry, hand crafting its Steinway pianos in New York and Germany.  The Company also offers vertical pianos as well as two mid-priced lines of pianos under the Boston and Essex brand names.  The Company sells its pianos worldwide through approximately 200 independent piano dealers and seven Company-operated retail showrooms including those located in New York, London, Munich and Berlin.  In 2001, approximately 59% of piano sales were in the United States, 27% in Europe and the remaining 14% primarily in Asia.

The band and orchestral division holds the leading domestic market share in virtually all of its product lines.  Instruments are made by a highly skilled workforce at manufacturing facilities in Indiana, Ohio, North Carolina, Illinois and Arizona, and sold through approximately 1,800 independent dealers and distributors.  Beginner instruments accounted for 75% of band and orchestral unit sales and 49% of instrument revenues in 2001, with advanced and professional instruments representing the balance.  In 2001, approximately 85% of band sales were in the United States, 7% in Europe and the remaining 8% primarily in Asia.

Certain statements contained throughout this annual report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, increased competition, exchange rate fluctuations, variations in the mix of products sold, fluctuations in effective tax rates resulting from shifts in sources of income, and the ability to successfully integrate and operate acquired businesses may cause actual results to differ materially from those indicated herein.  Further information on these factors is included in the Company’s Final Prospectus filed in August 1996, particularly the section therein entitled “Risk Factors”.

Products

The Company offers pianos, band and orchestral instruments and services through the following subsidiaries and operating divisions:

Steinway & Sons offers two premium-priced product lines: grand pianos and vertical pianos.  Steinway pianos differ from all others in design specifications, materials used and the assembly process.  All of Steinway’s patented designs and innovations provide the unique sound and quality of the Steinway piano.

Grand pianos historically have accounted for the bulk of Steinway’s production.  Steinway offers eight models of the grand piano ranging from the 5’1” baby grand to the largest 9’ concert grand.  The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions.  Steinway grand pianos are premium pianos in terms of quality and price, with retail prices generally ranging from $34,900 to $89,600 in the United States.  In 2001, Steinway sold 3,319 grand pianos, of which 2,224 units were shipped from its New York facility to dealers in North and Latin America.  The remaining 1,095 units were shipped from its German facility to various countries in Europe and Asia.

Vertical pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations but unwilling to compromise on quality.  Steinway also provides services, such as restoration, repair, replacement part sales, tuning and regulation of pianos, at locations in New York, London, Hamburg and Berlin.  Restoration services range from minor damage repairs to complete restorations of old pianos.  In the 1990s Steinway expanded its restoration capacity to accommodate an increased focus on the procurement and resale of used Steinway pianos.

Boston Piano Company offers two complete lines of grand and vertical pianos for the mid-priced piano market.  These pianos, which are designed by Steinway and produced by Asian manufacturers, provide Steinway dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor.  These pianos provide an alternative product for future Steinway grand piano customers, since Company research indicates that the vast majority of Steinway customers have previously owned another piano.  The product lines also increase Steinway’s business with its dealers, making Steinway the dealer’s primary supplier in many instances, since these three product lines together offer a full spectrum of piano prices and styles.  The Boston line is comprised of nine upright and grand piano models, with retail prices ranging from $6,240 to $37,420.  The Essex line is comprised of four upright and grand piano models with retail prices ranging from $5,200 to $18,100.

The Band Instrument Divisions manufacture brasswind and woodwind instruments, including piccolos, flutes, clarinets, oboes, bassoons, saxophones, trumpets, cornets, and trombones at facilities in Elkhart, Indiana, Eastlake, Ohio and Nogales, Arizona.  These divisions also manufacture mouthpieces and distribute accessories such as oils, lubricants, polishes, stands, batons, sax straps, mutes and reeds.  Products are manufactured under the Armstrong, Bach, Conn, Emerson, King, Selmer and Signet brand names and are sold to student, amateur and professional musicians. Suggested retail prices generally range from $650 to $1,600 for student instruments and from $1,000 to $8,000 for step-up and professional instruments.  Products sold to professional musicians are often customized to meet specific design options or sound characteristics. The Company believes that specialization of products helps maintain a competitive edge in quality and product design.

The Company is the exclusive U.S. distributor for Selmer Paris products. The Selmer Paris saxophone is generally considered to be one of the best in the world.  Selmer Paris, in turn, has exclusive distribution rights to certain of the Company’s woodwind and brasswind products in France.

The Percussion Division manufactures acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, chimes, mallets and accessories.  This division manufactures its products in Monroe, North Carolina and LaGrange, Illinois under the Ludwig and Musser brand names.  Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products.  Suggested retail prices range from $500 to $4,500 for acoustical drum outfits and from $2,000 to $16,000 for tuned percussion instruments.

The Stringed Instrument Divisions manufacture and distribute violins, violas, cellos and basses, and accessories such as bridges, covers, mutes, pads, chin rests, rosins, strings, bows, cases and instrument care products.  Products are sold under the Glaesel, Hermann Beyer, Otto Bruckner, Scherl & Roth and William Lewis & Son brand names.  Suggested retail prices generally range from $500 to $2,100 for student instruments and from $1,000 to $10,000 for intermediate and advanced instruments. Components are primarily imported from Europe and Asia and assembled at factories in Cleveland, Ohio and Elkhart, Indiana.

Customers

The Company’s core piano customer base consists of professional artists and amateur pianists, as well as institutions such as concert halls, conservatories, colleges, universities and music schools.  The majority of Steinway grand piano sales are to individuals.  These individuals are typically over 40 years old, with household income ranging from $150,000 to $300,000 per year and a serious interest in music.  The balance of sales to institutional customers has historically represented a larger portion of international revenue.  Over the past several years, the Company has introduced several unique marketing programs designed to increase institutional sales in the United States.  As a result, domestic shipments to institutions increased nearly 7% in 2000 and another 5% in 2001. The Company’s largest piano dealer accounted for approximately 4% of sales in 2001, while the top 15 accounts represented 27% of sales.

The majority of band instruments are purchased by students enrolled in music education programs.  Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to an advanced or professional level instrument in high school or college.  Management estimates that 85% of its domestic band sales are generated through educational programs.  The remaining domestic band sales are to professional or amateur musicians or performing groups, including orchestras and symphonies.  The Company’s largest band dealer accounted for approximately 7% of band sales in 2001, while the top 15 accounts represented approximately 29% of sales.

Sales and Marketing

Pianos. The Company distributes its pianos primarily on a wholesale basis through approximately 200 select dealers around the globe.  These dealers accounted for approximately 85% of pianos sold in 2001. The remaining 15% were sold directly by Steinway & Sons at one of its seven company-operated retail locations.  In 2001, Steinway Hall, the Company’s West 57th Street store, one of the largest and most famous piano stores in the world, was designated a historic landmark by the New York City Landmarks

Preservation Commission.  The Company has a Japanese subsidiary as well as a representative office in China to provide appropriate coverage to the expansive Asian piano market.

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

The Concert and Artist Piano Bank.  Virtually all major venues throughout the world own a Steinway piano.  However, to ensure all pianists, and especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, Steinway maintains the famed Concert and Artist Piano Bank (the “Piano Bank”).  The Piano Bank includes approximately 360 instruments worldwide.  Of these instruments, approximately 295 are located in the United States.  In New York City, the Steinway concert department has approximately 108 concert grands available for various occasions.  The balance of the domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program.  In addition to promoting the Company’s products in the music industry, the Piano Bank provides continuous feedback on the quality and performance of recently produced instruments from its most critical customer, the professional pianist.  The Piano Bank instruments, which have an average age of four years, are generally sold after five years and replaced with new pianos.

Steinway Artists.  For years, the Company has successfully used renowned artists in its marketing programs.  This form of marketing has helped solidify brand-name recognition as well as clearly demonstrate that Steinway pianos surpass all other brands in quality.  The “Steinway Artists” program, the endorsement of world-class pianists who voluntarily select the Steinway piano, is unique in that the Company does not pay artists to endorse its instruments.  To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano.  The Steinway Artist roster currently includes approximately 1,300 of the world’s finest pianists who perform only on Steinway pianos.  In return for their endorsements, Steinway Artists are provided with access to the Piano Bank described above.

Distribution, Sales and Marketing of the Boston and Essex Piano Lines.  The Boston and Essex piano lines are targeted at the mid-priced segment of the market.  The lines provide both a broader product offering for dealers and entry-level products for future Steinway grand piano customers. With certain limited exceptions, the Company allows only Steinway dealers to carry the Boston and Essex piano lines and thus ensures that these pianos will be marketed as complementary product lines.  Increased traffic generated by these pianos creates current and future customers for Steinway.  The availability of a lower-priced Boston alternative has not negatively impacted the sales of other Steinway pianos.  The Boston piano line benefits from the “spillover” effect created by the marketing efforts supporting Steinway’s main product lines.  The Essex piano line, which was introduced in 2000, is experiencing similar complementary benefits without negatively impacting the Company’s Steinway line.

Band and Orchestral Instruments.  Band, orchestral and percussion instruments and related accessories are distributed worldwide through approximately 1,800 independent musical instrument dealers and distributors.  These products are marketed by district sales managers and independent sales representatives who are responsible for sales within assigned geographic territories in the United States and Canada.  Each district sales manager is also responsible for developing relationships with band and orchestral directors representing all levels of music education from elementary through universities and professional players. These individuals are the primary influence in the choice of an instrument brand.  Band directors will generally refer students to designated dealers for the purchase of instruments.  Management believes that its well-established, long-standing relationships with these influential music educators are an important component of its distribution strategy.

Internationally, products are sold through dealers and distributors located in each major country.  International representatives help market the Company’s products to these dealers and distributors.

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

The Company’s educational director travels extensively, lecturing and motivating students, educators and parents on the value of music in a child’s development.  The Company also provides educational materials, catalogs and product specifications to students, educators, dealers and distributors.

Musical Instrument Industry

Pianos. The overall piano industry is comprised of three main categories: high-end grand pianos, mid/low-end grand pianos, and vertical pianos.  Domestic piano sales declined from the early 1970’s through the early 1990’s primarily due to a decrease in vertical pianos.  During this period, verticals were impacted by the increase in competition stemming from electronic alternatives and lower-cost, smaller, mass-produced grand pianos, which competed in the mid/low-end grand piano market. The vertical piano decline did not have a material adverse effect on the Company’s operating results, since the majority of its piano profit is realized from high-end grand piano sales, which are more generally affected by economic cycles.  From the middle through the end of the 1990’s, the industry experienced growth in all categories of pianos, and the introduction of the Boston line in the early 1990’s permitted the Company to compete in the mid-price category without sacrificing quality.   However, the industry is currently being impacted by the recent domestic economic downturn, and all categories of pianos are being adversely affected.  Management believes that the recent economic slowdown will be mitigated by favorable demographics and a general resurgence in music interests.

Market size and volume trends are difficult to quantify for international markets, as there is no single source for worldwide sales data.  Steinway’s strongest international markets outside the Americas are Germany, Japan, the United Kingdom, Switzerland and France.

Outside of the United States, China, Korea and Japan are the three largest piano markets in the world, with Japan representing the second largest grand piano market.  With its three piano lines, Steinway currently has 6% of the grand piano market share in Japan, compared to an average market share of approximately 12% in other major markets.  While adverse economic conditions in the Asian markets have slowed expansion opportunities, the Company believes that its long-term prospects remain good and continues to target this region in its distribution strategies.

Band and Orchestral Instruments.  The Company believes that the band and orchestral instrument industry has historically been impacted more by demographic trends and school budgeting than by macroeconomic cycles.  The domestic band and orchestral instrument industry experienced moderate sales declines starting in the mid to late 1970s, which strongly correlated to a decline in eleven year-old children during the same time period.  Since 1984, the industry had experienced steady growth, consistent with the increases in both student enrollment (grades K through 12) and school expenditures.  While the domestic market continued to grow through the late 1990’s, domestic supply has recently outpaced the demand. Financial woes in Asia and a stronger U.S. dollar fueled an increase of units imported into the domestic market from offshore low cost producers as well as a decline in exports by domestic manufacturers.  Additionally, key dealers continue to acquire and consolidate smaller dealers, resulting in more efficient use of their existing instrument stock, as well as an increased effort to repair and refurbish existing inventory instead of purchasing new inventories from manufacturers. The combination of these factors has created a highly price sensitive domestic market, where manufacturers have implemented aggressive marketing programs in an attempt to maintain market share positions.

The Company believes the outlook for future growth remains positive.  Stable demographic trends and recent studies emphasizing the importance of music education in a child’s development are expected to contribute to the industry’s growth potential.  Recently, the creators of Sesame Street introduced a public service initiative entitled Sesame Street Music Works, in an effort to encourage children to explore music.  Management believes that parents are encouraging their children to pursue musical instruments as a response to recent studies that show participation in music programs increase a student’s ability to excel in other aspects of their education (e.g., college entrance test scores).  In addition, many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.

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

Few manufacturers compete directly with Steinway & Sons pianos, both in terms of quality and price.  Management believes that used Steinway pianos provide significant competition in its market segment.  Because of the potential savings associated with buying a used Steinway piano, as well as the durability of the instrument, a large market exists for used Steinways.  It is difficult to estimate the significance of used piano sales, since most are conducted in the private aftermarket. Increased emphasis on both restoration services and the procurement, refurbishment and sales of used Steinway pianos has generated additional revenue over the past few years.

Patents and Trademarks

The Company has several trademarks and patents effective and pending in the United States and in several foreign countries for varying lengths of time.  Steinway has pioneered the development of the modern piano with over 125 patents granted since its founding.  Piano trademarks include Steinway, Steinway & Sons, the Lyre symbol, Boston, designed by Steinway & Sons, and Essex.  Band and orchestral trademarks include Selmer, Bach, Bundy, Signet, William Lewis & Son, Ludwig, Musser, Emerson, Conn, King, Armstrong, Artley, Benge, and Scherl & Roth.  Management considers its various patents and trademarks to be important and valuable assets.

Manufacturing Process

The Company manufactures the vast majority of the musical instruments that it sells. The manufacturing process involves essentially two main production phases: the production of component parts and instrument assembly.  Employees perform various forming, drilling, and cutting operations during the parts production phase.  Investment in new equipment in this area over the last several years has allowed the Company to increase its production capacity and improve quality.  Skilled craftsmen assemble component parts for the final assembly of the instruments.  Each instrument is tested or tuned and regulated to the Company’s specifications.

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

Recently the Company has implemented periodic shutdowns of selected manufacturing facilities in order to control inventory levels while maintaining a skilled workforce.

Labor

As of December 31, 2001, the Company employed 2,847 people, consisting of 2,144 hourly production workers and 703 salaried employees.  Of the 2,847 employees, 2,272 were employed in the United States and the remaining 575 were employed primarily in Europe.

Approximately 63% of the Company’s workforce in the United States is represented by labor unions.  Collective bargaining agreements covering these employees expire at various dates through 2003.  Manufacturing employees in Germany are represented by the workers’ council that negotiates annually on their behalf.  The Company believes that its relationship with its employees is generally good.

ITEM 2                   PROPERTIES

The Company owns most of its manufacturing and warehousing facilities, as well as the building that includes Steinway Hall.  The remaining Steinway retail stores are leased.  Substantially all of the domestic real estate has been pledged to secure the Company’s debt.

The following table lists the Company’s significant owned and leased facilities:

		Approximate Floor space (Square Feet)

Location	Owned/Leased		Activity
New York, NY	Owned	449,900	Piano manufacturing; restoration center; administrative offices; training
	Owned	217,000	Piano retail store/showroom, office rental property
Hamburg, Germany	Owned	220,660	Piano manufacturing; executive offices; training
Eastlake, OH	Owned	160,000	Brasswind manufacturing
Elkhart, IN	Owned	144,000	Brasswind manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	77,000	Woodwind manufacturing
	Owned	75,000	Warehouse
	Owned	25,000	Administrative offices
Springfield, OH	Owned	110,000	Piano plate manufacturing
Nogales, AZ	Owned	90,000	Band instrument manufacturing
LaGrange, IL	Owned	46,000	Percussion instrument manufacturing
	Leased	18,000	Timpani production
Wilkow, Poland	Owned	9,740	Piano key manufacturing
Monroe, NC	Leased	147,000	Drum and case manufacturing
Cleveland, OH	Leased	52,000	Stringed instrument manufacturing
Munich, Germany	Leased	29,000	Piano retail store/showroom
Wuppertal, Germany	Leased	27,450	Piano key manufacturing
London, England	Leased	20,000	Band instrument office; warehouse

The Company spent $7.1 million for capital improvements in 2001.  The majority of the expenditures were used for new machinery, building improvements, and certain EPA compliance projects. The Company expects capital spending in 2002 to be in the range of $7.0 to $8.0 million as it completes EPA compliance projects and continues to modernize equipment and renovate facilities in order to improve production efficiency.

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

Environmental Matters - The Company is subject to compliance with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances.  Certain environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances, which responsibility is broadly construed.

As the result of an inspection in 1999, the Indiana Department of Environmental Management (“IDEM”) informed the Company that one of its facilities was not in compliance with several air pollution control rules regulating its use of volatile organic compounds (primarily trichloroethylene).  Immediately after the inspection, the Company took the necessary steps to return the facility to compliance with these rules.  The Company reached an agreement with IDEM regarding the disposition of this matter, including the assessment of certain immaterial fines.  In addition, the Company has agreed to permanently eliminate the use of trichloroethylene from its manufacturing process.  The cost incurred in 2001 for this capital project and upgrades to other related processes totaled $1.6 million.  The project is scheduled for completion in early 2002 with an additional cost of $0.4 million.

The Company is also continuing existing environmental remediation programs at facilities acquired in 2000.  The estimated remaining cost of these remediation programs is approximately $0.5 million and has been accrued by the Company.

On August 9, 1993, Philips Electronics North America Corporation (“Philips”) agreed to continue to indemnify the Company for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement.  The Environmental Indemnity Agreement terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  For two of these sites, Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) or the North Carolina Department of Environment, Health and Natural Resources, as appropriate, whereby Philips has agreed to pay required response costs.  For the third site, the EPA has notified Selmer it intends to carry out the final remediation remedy itself.  The EPA estimates that this remedy has a present net cost of approximately $12.0 million.  Over 40 persons or entities have been named by the EPA as potentially responsible parties at this site.  This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.  On October 22, 1998, the Company was joined as defendant in an action involving a site formerly occupied by a business acquired by the Company in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  The potential liability of the Company at any of these sites is affected by several factors including, but not limited to, the method of remediation, the Company’s portion of the materials in the site relative to the other named parties, the number of parties participating and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

The Company operates manufacturing facilities at locations where hazardous substances (including chlorinated solvents) were used.  The Company believes that an entity that formerly operated one such facility may have released hazardous substances at such location, which was leased by the Company through July 2001.  The Company has not contributed to such release.  Further, the Company has a contractual indemnity from certain stockholders of such entity.  Such facility is not the subject of a legal proceeding involving the Company and, to the Company’s knowledge, is not subject to investigation.  However, no assurance can be given that legal proceedings will not arise in the future and that such indemnitors would make the payments described in the indemnity.

The matters described above and the Company’s other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on the Company’s capital expenditures, earnings or competitive position.  However, some risk of environmental liability is inherent in the nature of the Company’s current and former businesses and the Company might, in the future, incur material costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental laws.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5                   MARKET FOR REGISTRANT’S COMMON EQUITY

                                AND RELATED STOCKHOLDER MATTERS

The ordinary common stock of the Company is traded on the New York Stock Exchange (“NYSE”) under the symbol “LVB”.  The following table sets forth, for the period indicated, the high and low sales price per share of the ordinary common stock as reported on the NYSE.

	High	Low
Fiscal Year Ended December 31, 2000
First Quarter	$20.94	$17.50
Second Quarter	20.00	14.50
Third Quarter	18.75	16.38
Fourth Quarter	19.63	16.81

Fiscal Year Ended December 31, 2001
First Quarter	$17.81	$16.35
Second Quarter	20.54	16.05
Third Quarter	18.28	14.40
Fourth Quarter	17.45	12.40

The Company’s common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  As of March 18, 2002, there were 1,776 holders of record of the Company’s Ordinary common stock and two holders of record of the Class A common stock.

The Company has no plans to pay cash dividends on the common stock.  The Company presently intends to retain earnings to reduce outstanding indebtedness and to fund the growth of the Company’s business.  The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s results of operations, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

The Company is restricted by the terms of its outstanding debt and financing agreements from paying cash dividends on its common stock, and may, in the future, enter into loan or other agreements that restrict the payment of cash dividends on the common stock.

ITEM 6                   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company as of and for the six years ended December 31, 2001, derived from the audited financial statements of the Company.  The table should be read in conjunction with the audited consolidated financial statements of the Company, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	1996		1997		1998		1999		2000 (1)		2001
	(In thousands except share and per share information)
Income Statement Data:
Net sales	$257,903		$277,848		$293,251		$304,636		$331,698		$352,612
Gross profit	84,235		93,281		98,479		100,748		104,958		107,498
Income from operations	33,124		38,249		41,813		41,140		41,689		38,472
Income before extraordinary item	7,421		13,700		16,651		17,345		16,904		15,269
Income per share before extraordinary item:
Basic	1.00		1.45		1.78		1.88		1.89		1.71
Diluted	1.00		1.45		1.75		1.87		1.89		1.71

Weighted average shares:
Basic	7,418,580		9,426,122		9,339,896		9,213,145		8,921,091		8,928,000
Diluted	7,418,580		9,458,841		9,505,640		9,277,798		8,921,108		8,928,000

Other Financial Data:
EBITDA (2)	$44,520		$50,175		$54,072		$54,822		$57,352		$54,059
Interest expense, net	17,107		12,776		11,911		13,276		16,110		16,731
Capital expenditures (3)	5,199		5,634		6,264		5,399		7,890		7,141
EBITDA (2)/interest expense, net	2.6	x	3.9	x	4.5	x	4.1	x	3.6	x	3.2	x
Cash flows from:
Operating activities	$5,927		$13,835		$14,227		$15,372		$13,265		$28,877
Investing activities	(5,039)		(8,968)		(5,289)		(39,312)		(93,798)		(7,988)
Financing activities	(865)		(3,440)		(1,718)		16,304		80,584		(20,411)

Margins:
Gross profit	32.7%		33.6%		33.6%		33.1%		31.6%		30.5%
EBITDA (2)	17.3%		18.1%		18.4%		18.0%		17.3%		15.3%

Balance Sheet Data (at year end):
Cash	$3,277		$5,271		$12,460		$4,664		$4,989		$5,545
Current assets	140,353		151,622		170,381		171,954		265,453		258,977
Total assets	265,366		266,708		283,927		309,641		421,816		414,040
Current liabilities	37,720		40,429		42,243		44,959		56,575		49,223
Total debt	118,391		115,457		117,028		140,080		223,410		211,203
Stockholders’ equity	67,878		75,761		91,757		98,202		113,207		120,371

Notes to Selected Consolidated Financial Data:

(1)    The Company acquired UMI in September 2000.

(2)             EBITDA represents earnings before depreciation and amortization, net interest expense and income tax expense (benefit), adjusted to exclude non-recurring charges.  While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements which the Company believes certain investors find useful.  EBITDA is not necessarily a measure of the Company’s ability to fund its cash needs.

(3)    Capital expenditures for 1999 exclude $30.8 million for the purchase of Steinway Hall.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion provides an assessment of the results of operations and liquidity and capital resources for the Company together with a brief discussion of certain of our accounting policies and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Overview

The Company, through its operating subsidiaries, is one of the world’s leading manufacturers of musical instruments.  The Company’s strategy is to capitalize on its strong brand names, leading market positions and quality products.  The Company’s net sales of $353 million for the year ended December 31, 2001 were comprised of $169 million in piano sales and $184 million in band and orchestral instrument sales.

Piano sales are influenced by general economic conditions, demographic trends and general interest in music and the arts.  The operating results of this segment are primarily affected by Steinway & Sons grand piano sales.  Given the total number of these pianos sold in any year (3,319 sold in 2001), a slight change in units sold can have a material impact on the Company’s business and operating results.  The operating results of the piano segment are also influenced by sales of Boston and Essex pianos, which together represented approximately 50% of total piano units sold and approximately 20% of total piano revenues.  The Boston and Essex piano lines are manufactured in Asia, each by a single manufacturer.  The ability of these manufacturers to produce and ship products to the Company could also materially impact the Company’s business and operating results.  Based on current economic conditions, management estimates that domestic and international piano revenues for 2002 will remain relatively consistent with the 2001 results.  In 2001, approximately 59% of piano sales were in the United States, 27% in Europe and the remaining 14% primarily in Asia.

Student band instrument sales are strongly influenced by trends in school enrollment and general attitudes toward music and the arts. Management estimates that 85% of the Company’s domestic band sales are generated through educational programs. The school instrument business is strongly correlated to the number of school children in the United States which, after increasing steadily over the past several years, has stabilized and is expected to remain relatively constant over the next few years.  Beginner instruments accounted for 75% of band and orchestral unit shipments and 49% of instrument revenues in 2001, with advanced and professional instruments representing the balance. In 2001, approximately 85% of band sales were in the United States, 7% in Europe and the remaining 8% primarily in Asia.

While the school instrument business has been generally resistant to macroeconomic cycles, sales have been adversely affected recently by conservative dealer buying patterns which have been, in turn, heavily influenced by higher than expected rental instrument returns from their customers and high levels of available inventories from suppliers. Key dealers have recently begun to acquire and consolidate smaller dealers, resulting in more efficient use of their existing instrument stock. Dealers are focusing on selling through current inventories, primarily rental returns and used instruments, before ordering new instruments.  With the increase in product availability, dealers are choosing to use their suppliers for “just in time” inventory needs instead of making substantial investments in their own inventories.  In addition, the strong U.S. dollar has fueled an increase of units imported into the domestic market from offshore low cost producers as well as a decline in exports by domestic manufacturers.  The combination of these factors has created a highly price sensitive domestic market with excess capacity.  Accordingly, the Company has refined its pricing structure on certain instruments in order to remain competitive in the increasingly efficient band instrument marketplace.  Management expects these trends to continue and, although the Company does not expect to lose market share, it does expect band revenues to remain relatively flat in 2002.

Although the Company cannot accurately predict the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations in recent years.  Sales to customers outside the United States represent approximately 28% of consolidated sales, with international piano sales accounting for over 72% of these international sales.  A significant portion of international piano sales originate from the Company's German manufacturing facility, resulting in sales, cost of sales and related operating expenses denominated in Euros. While currency translation has affected international sales, cost of sales and related operating expenses, it has not had a material impact on operating income.  The Company utilizes financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division.  The Company does not purchase currency related financial instruments for purposes other than exchange rate risk management.

The nature of the Company’s business - the production and sale of musical instruments - is such that it rarely involves application of highly complex or subjective accounting principles.  The accounting policies that are subject to significant management estimates are those normally found in traditional businesses and include inventory reserves, accounts receivable reserves, recourse reserves on notes receivable, and warranty reserves.  The Company has available more than a century of experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  Management regularly performs assessments of the underlying assumptions and believes that they provide a reasonable basis for the estimates contained in the Company’s financial statements.

The Company’s effective tax rates vary depending on the relative proportion of foreign to U.S. income and the absorption of foreign tax credits in the U.S.  In 2000, a one-time tax benefit associated with the reduction of deferred tax balances caused by an enacted rate reduction in Germany lowered the Company’s effective tax rate from 42% in 1999 to 38% in 2000.  This rate change was effective on January 1, 2001, resulting in a reduction of the Company’s effective tax rate in Germany from 56% in 2000 to 38% in 2001.  In addition, with the overall effective German rates now on par with the U.S. rates, the shift towards income generated from the German divisions no longer results in excess foreign tax credits, thereby allowing the Company to better utilize its overall foreign tax credits.

The Company has historically grown through strategic acquisitions of complementary businesses.  Recent acquisitions have included: O.S. Kelly, the largest domestic manufacturer of piano plates, in November 1999, Pianohaus Karl Lang (“PKL”), Germany’s largest retail piano store, in January 2000, and United Musical Instruments Holdings, Inc. (“UMI”), a domestic manufacturer of band and orchestral instruments, in September 2000. The following discussion includes each of these businesses since its date of acquisition.

Results of Operations

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Sales– Net sales increased $20.9 million (6.3%) to $352.6 million in 2001. Piano sales declined $13.9 million (7.6%) to $169.0 million, reflecting a domestic unit shipment decrease of 20.2% as a result of the U.S. economic slowdown.  However, the decrease in domestic piano sales of 15.2% was partially offset by the strong performance of international piano sales, which increased $2.5 million, or 3.9% in 2001.  Band and orchestral sales increased $34.6 million (23.2%) to $183.6 million on a corresponding increase in band shipments of 23.1%.  This increase was primarily due to the $43.1 million of incremental revenue from UMI, which more than offset the negative effect of dealer consolidation.

Gross Profit– Gross profit increased $2.5 million (2.4%) to $107.5 million in 2001.  Gross margins declined to 30.5% from 31.6% in 2000 as a result of declines in both the piano and band margins. Piano margins declined slightly, from 35.6% to 35.1%, despite a favorable sales mix of higher margin concert grands reported by the Company’s international piano operations.  This decline was a result of additional factory shutdowns and the lower absorption of overhead costs in domestic piano operations.   These periodic shutdowns were instituted by management in order to control inventory levels, yet retain the skilled workforce, in response to the slowing economy.  Band instrument margins declined from 26.8% to 26.3% due to production changes at one manufacturing facility, which resulted in additional training costs and labor inefficiencies.  The incremental costs in 2001 of approximately $0.5 million related to a reengineering project at certain band instrument manufacturing plants also adversely impacted gross margin.

Operating Expenses – Operating expenses increased $5.8 million (9.1%) to $69.0 million in 2001.  Operating expenses as a percentage of sales increased slightly from 19.1% in 2000 to 19.6% in 2001.  Excluding the incremental operating expenses of UMI of $7.8 million in 2001 and the one-time charges of $1.5 million associated with the acquisition of UMI in 2000, operating expenses remained relatively flat.

Other Expense, Net – Other expense increased approximately $0.7 million (4.7%) to $15.0 million in 2001.  This increase is the result of higher interest expense associated with higher average outstanding debt balances incurred primarily as a result of the acquisition of UMI.

Fiscal Year 2000 Compared to Fiscal Year 1999

Net Sales - Net sales increased $27.1 million (8.9%) to $331.7 million in 2000.  Piano sales increased $9.3 million (5.3%), reflecting higher Steinway shipments which increased 14% overseas and more than 8% overall.  This strong performance by Steinway more than offset a 12% decline in Boston units, which were negatively impacted by significant price increases necessitated by the strengthening Japanese yen.  Band and orchestral sales increased $17.8 million (13.6%).  The acquisition of UMI added $19.8 million of sales, which offset a decline in average selling prices attributable to a change in the volume incentive program offered to band dealers.  Rebate programs previously offered, the cost of which had been included in operating expenses, were replaced with price discount programs.  Overall unit shipments increased 17%.

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

Operating Expenses - Operating expenses increased only $3.7 million (6.1%) despite the additions of UMI and PKL in 2000.  Operating expenses decreased as a percentage of sales from 19.6% in 1999 to 19.1% in 2000.  Operating expenses for existing operations declined primarily due to the replacement of rebate programs, which generated $3.6 million of expense in 1999.  This reduction was offset by the addition of $5.3 million in operating expenses from UMI and PKL, as well as $1.5 million of non-recurring charges associated with the UMI acquisition.

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

Cash provided by operations was $15.4 million in 1999, $13.3 million in 2000, and $28.9 million in 2001.  The significant increase in 2001 is the result of management’s effective control of inventory in response to the economic downturn and excessive availability of certain band instruments.  In 2000, the Company embarked on a major initiative to effect fundamental changes in its band instrument manufacturing operations.  Approximately $1.8 million and $2.1 million of expenses related to the project were incurred during 2000 and 2001, respectively.  The long-term benefits of the project, which will be completed by mid-2002, are expected to be improved production flow, efficiency and quality.

Cash used for the acquisitions of O.S. Kelly, PKL and UMI was $2.6 million in 1999 and $86.6 million in 2000, respectively.  The Company acquired the building that includes the Steinway Hall retail showroom in New York City in March 1999 for $30.8 million.  Funds for the acquisition were provided from cash on hand and a $22.5 million real estate term loan provided by the Company’s existing lender.

Capital expenditures of $5.4 million, $7.9 million and $7.1 million in 1999, 2000, and 2001, respectively, were primarily used for purchasing new machinery, building improvements, and certain EPA compliance projects.  The Company expects capital spending in 2002 to be in the range of $7-8 million as it completes EPA compliance projects and continues to modernize equipment and renovate facilities in order to improve production efficiency.

Consistent with industry practice, the Company sells band instruments almost entirely on credit utilizing the two financing programs described below.  These programs create large working capital requirements during the year when band instrument receivable balances reach highs of approximately $95-100 million in August and September, and lows of approximately $70-75 million in January and February.  The financing options, intended to assist dealers with the seasonality inherent in the industry and to facilitate the rent-to-own programs offered to students by many retailers, also allow the Company to match its production and delivery schedules.  The following forms of financing are offered to qualified band instrument dealers:

a)        Receivable dating: Payments on purchases made from January through August are due in October.  Payments on purchases made from September to December are due in January.  Dealers are offered discounts for early payment.

b)       Note receivable financing: Qualified dealers may convert open accounts to a note payable to the Company.  The note program is offered in January and October and coincides with the receivable dating program.  In most instances, the note receivable is secured by dealer inventories and receivables.  A portion of the Company’s notes receivable are purchased by a third-party financing company on a full recourse basis.  The Company’s current arrangement, which allows the financing company to purchase, at its option, up to an aggregate amount outstanding at any time of $18.0 million of notes receivable, expires in August 2002.  Net notes receivable sales generated approximately $10.1 million and $12.7 million in cash in 2000 and 2001, respectively.  Outstanding balances on these notes were $6.3 million and $6.7 million as of December 31, 2000 and 2001, respectively.

Unlike many of its competitors in the piano industry, with limited exceptions, the Company does not provide extended financing arrangements to its dealers.  To facilitate long-term financing required by some dealers, financing has been arranged through a third-party provider which generally involves no guarantee by the Company.

The Company’s real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended and restated to accommodate the $150.0 million bond offering completed on April 19, 2001, provides the Company with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. The real estate term loan portion of the Credit Facility is payable in monthly installments of $0.2 million, based on a twenty-five year amortization, and includes interest at average 30-day LIBOR plus 1.5%.  This term loan is secured by all of the Company’s interests in the Steinway Hall property.  The acquisition term loan portion of the Credit Facility is repayable in monthly installments of $0.4 million for the first five years and monthly installments of $0.6 million in years six through eight.  The acquisition term loan and revolving credit loans bear interest at average 30-day LIBOR plus 1.75%.  All of the Company’s borrowings under the Credit Facility are secured by a first lien on the Company’s domestic inventory, receivables, and fixed assets.  As of December 31, 2001, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances was approximately $85.0 million. Open account loans with foreign banks also provide for borrowings of up to €19.9 million ($17.8 million at December 31, 2001) by Steinway’s foreign subsidiaries.

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

At December 31, 2001, the Company’s total outstanding indebtedness amounted to $211.2 million, consisting of $150.0 million of 8.75% Senior Notes, $21.1 million on the real estate term loan, $38.9 million on the acquisition term loan, and $1.2 million of notes payable to foreign banks.  Cash interest paid was $17.2 million and $19.1 million in 2000 and 2001, respectively.  All of the Company’s debt agreements contain covenants that place certain restrictions on the Company, including its ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends. The Company was in compliance with all such covenants as of December 31, 2001.

The Company’s share repurchase program authorizes management to make discretionary repurchases of its ordinary common stock up to a limit of $25.0 million.  Repurchased shares are being held as treasury shares to be used for corporate purposes.  The Company repurchased 26,700 shares at a cost of $0.5 million in 2000 and 114,600 shares at a cost of $1.9 million in 2001.

The Company experiences long production and inventory turnover cycles which are constantly monitored by management, since fluctuations in demand can have a significant impact on these cycles.  In 2001, the Company successfully focused on managing its inventory levels and accounts receivable in order to maximize cash flow from operations.  The Company was therefore able to eliminate the outstanding debt on the revolving portion of the Credit Facility as of December 31, 2001.  Looking forward to 2002, the Company anticipates revenues and results from operations to remain essentially flat.  Management expects to continue its focus on maintaining sufficient, but not excessive, inventory levels, repaying debt, maintaining and expanding market share, and improving production efficiency.   The Company is not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Accordingly, management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2002.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board  (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” in 2000.  These statements require that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists.  The Company adopted the amended standard January 1, 2001.  The adoption of the amended standard had no material effect on the Company’s results of operations or financial position.

In July 2001 the FASB issued SFAS No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method.  The provisions of SFAS No. 141 were effective for transactions initiated after June 30, 2001.  SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived assets. This standard will be adopted by the Company in fiscal year 2002.  Upon adoption the Company will cease to record amortization expense on its goodwill and trademark assets.  At December 31, 2001, the Company had $27.9 million of net goodwill and $9.1 million of net trademarks included in the financial statements.  Upon adoption the Company will avoid approximately $3.0 million of annual amortization before any impairments, which would have the pro-forma effect of increasing net income by approximately $2.3 million.  The Company has not yet completed the transitional assessment of the recoverability of its goodwill and trademark assets. However, it does not expect that any impairment adjustments will be required based on facts and circumstances in existence at December 31, 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  SFAS No. 144 will be adopted on January 1, 2002.  The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

ITEM 7A                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                                MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates.  The Company mitigates its foreign currency exchange rate risk by holding forward foreign currency contracts.  These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  As of December 31, 2001, a 10% positive change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.4 million.  Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current exchange rate.  However, any such gains and losses would generally be offset by corresponding losses and gains, respectively, on the related hedged asset or liability.

The Company’s interest rate exposure is limited primarily to interest rate changes on its variable rate debt.  The Credit Facility and term loans bear interest at rates that fluctuate with changes in LIBOR.  For the year ended December 31, 2001, a hypothetical 10% increase in interest rates would have increased the Company’s interest expense by approximately $0.6 million.  The Company uses interest rate caps to manage interest rate risk on foreign debt.  The carrying value of the caps is not material and a 10% change in interest rates would not have a material effect on the fair value of the caps.

The Company’s long-term debt includes $150.0 million of Senior Notes with a fixed interest rate.  Accordingly, there would be no immediate impact on the Company’s interest expense associated with these Notes due to fluctuations in market interest rates.  However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of the Company’s Senior Notes, which would be sensitive to such interest rate changes, would be increased by approximately $4.0 million as of December 31, 2001.  Such fair value changes may affect the Company’s determination whether to retain, replace or retire these Notes.

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Steinway Musical Instruments, Inc.:

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 22, 2002

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

	1999	2000	2001
	(In Thousands Except Share and Per Share Amounts)
Net sales	$304,636	$331,698	$352,612
Cost of sales	203,888	226,740	245,114

Gross profit	100,748	104,958	107,498

Operating expenses:
Sales and marketing	37,527	37,342	42,251
General and administrative	17,790	19,694	21,909
Amortization	3,928	3,856	4,255
Other operating expenses	363	887	611
Non-recurring charges	—	1,490	—
Total operating expenses	59,608	63,269	69,026

Income from operations	41,140	41,689	38,472

Other (income) expense:
Other income, net	(1,881)	(1,825)	(1,778)
Interest income	(907)	(1,291)	(2,306)
Interest expense	14,183	17,401	19,037
Other expense, net	11,395	14,285	14,953

Income before income taxes	29,745	27,404	23,519

Provision for income taxes	12,400	10,500	8,250

Net income before extraordinary loss	17,345	16,904	15,269

Extraordinary loss on early extinguishment of debt (net of tax benefit of $2,662)	—	—	3,950

Net income	$17,345	$16,904	$11,319

Earnings per share:
Basic earnings per share before extraordinary loss	$1.88	$1.89	$1.71
Extraordinary loss on early extinguishment of debt	—	—	(0.44)
Basic earnings per share	$1.88	$1.89	$1.27

Diluted earnings per share before extraordinary loss	$1.87	$1.89	$1.71
Extraordinary loss on early extinguishment of debt	—	—	(0.44)
Diluted earnings per share	$1.87	$1.89	$1.27

Weighted average shares:
Basic	9,213,145	8,921,091	8,928,000
Diluted	9,277,798	8,921,108	8,928,000

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 2001

	December 31, 2000	December 31, 2001
	(In Thousands Except Share Data )
ASSETS
Current assets:
Cash	$4,989	$5,545
Accounts, notes and leases receivable, net of allowance for bad debts of $11,377 and $10,909 in 2000 and 2001, respectively	93,042	82,188
Inventories	160,296	161,124
Prepaid expenses and other current assets	3,005	4,484
Deferred tax assets	4,121	5,636
Total current assets	265,453	258,977

Property, plant and equipment, net	106,415	104,011
Other assets, net	20,645	23,135
Cost in excess of fair value of net assets acquired, net of accumulated amortization of $5,231and $5,999 in 2000 and 2001, respectively	29,303	27,917

TOTAL ASSETS	$421,816	$414,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,516	$7,446
Accounts payable	11,206	7,682
Other current liabilities	35,853	34,095
Total current liabilities	56,575	49,223

Long-term debt	213,894	203,757
Deferred tax liabilities	26,316	27,118
Other non-current liabilities	11,824	13,571
Total liabilities	308,609	293,669

Commitments and contingent liabilities

Stockholders’ equity:
Class A Common Stock, $.001 par value, 5,000,000 shares authorized, 477,953 shares issued and outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized, 8,453,547 and 8,368,496 shares outstanding in 2000 and 2001, respectively	9	9
Additional paid-in capital	71,724	72,178
Retained earnings	65,392	76,711
Accumulated other comprehensive loss	(9,966)	(12,674)
Treasury stock, at cost (659,400 and 774,000 shares in 2000 and 2001, respectively)	(13,952)	(15,853)
Total stockholders’ equity	113,207	120,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,816	$414,040

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

	1999	2000	2001
	(In Thousands)
Cash flows from operating activities:
Net income	$17,345	$16,904	$11,319
Adjustments to reconcile net income to cash
flows from operating activities:
Depreciation and amortization	11,618	12,342	13,803
Early extinguishment of debt	—	—	6,612
Deferred tax expense (benefit)	(2,079)	(2,349)	(1,421)
Other	274	240	431
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(5,028)	4,739	9,864
Inventories	(8,883)	(20,242)	(3,520)
Prepaid expense and other current assets	(251)	365	(2,533)
Accounts payable	104	2,161	(3,440)
Other current liabilities	2,272	(895)	(2,238)
Cash flows from operating activities:	15,372	13,265	28,877

Cash flows from investing activities:
Capital expenditures	(36,192)	(7,890)	(7,141)
Proceeds from disposals of fixed assets	138	511	243
Business acquisitions (net of cash acquired)	(2,643)	(86,567)	—
Changes in other assets	(615)	148	(1,090)
Cash flows from investing activities	(39,312)	(93,798)	(7,988)

Cash flows from financing activities:
Borrowing under lines of credit	289,715	328,486	300,469
Repayments under lines of credit	(287,846)	(287,189)	(346,070)
Proceeds from long-term debt	22,500	45,000	150,000
Repayments of long-term debt	(1,046)	(1,981)	(118,847)
Debt issuance costs	—	(3,942)	(4,516)
Proceeeds from issuance of stock	786	693	454
Purchase of treasury stock	(7,805)	(483)	(1,901)
Cash flows from financing activities	16,304	80,584	(20,411)

Effects of foreign exchange rate changes on cash	(160)	274	78

Increase (decrease) in cash	(7,796)	325	556
Cash, beginning of year	12,460	4,664	4,989

Cash, end of year	$4,664	$4,989	$5,545

Supplemental Cash Flow Information
Interest paid	$14,173	$17,238	$19,120
Income taxes paid	$13,709	$14,990	$10,337

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	(In Thousands Except Share Data)
Balance, January 1, 1999	$9	$70,245	$31,143	$(3,976)	$(5,664)	$91,757

Comprehensive income:
Net income			17,345			17,345
Foreign currency translation adjustment				(3,881)		(3,881)
Total comprehensive income						13,464

Issuance of 40,002 shares of common stock		786				786

Purchase of 395,300 shares of common stock					(7,805)	(7,805)

Balance, December 31, 1999	9	71,031	48,488	(7,857)	(13,469)	98,202

Comprehensive income:
Net income			16,904			16,904
Foreign currency translation adjustment				(1,988)		(1,988)
Additional minimum pension liability				(121)		(121)
Total comprehensive income						14,795

Issuance of 42,173 shares of common stock		693				693

Purchase of 26,700 shares of common stock					(483)	(483)

Balance, December 31, 2000	9	71,724	65,392	(9,966)	(13,952)	113,207

Comprehensive income:
Net income			11,319			11,319
Foreign currency translation adjustment				(1,731)		(1,731)
Additional minimum pension liability				(972)		(972)
Unrealized loss on certain long-term assets				(5)		(5)
Total comprehensive income						8,611

Issuance of 29,549 shares of common stock		454				454

Purchase of 114,600 shares of common stock					(1,901)	(1,901)

Balance, December 31, 2001	$9	$72,178	$76,711	$(12,674)	$(15,853)	$120,371

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

(In Thousands Except Share and Per Share Data)

(1)    Nature of Business

Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) is one of the world’s leading manufacturers of musical instruments.  The Company, through its wholly-owned subsidiaries, The Steinway Piano Company, Inc. (“Steinway”), The Selmer Company, Inc. (“Selmer”) and United Musical Instruments Holdings, Inc. (“UMI”), manufactures and distributes products within the musical instrument industry.  Steinway produces the highest quality piano in the world and has one of the most highly recognized and prestigious brand names.  Selmer and UMI are the leading domestic manufacturers of band and orchestral instruments and related accessories, including complete lines of brasswind, woodwind, percussion and stringed instruments.  Selmer Paris saxophones, Bach Stradivarius trumpets, C.G. Conn French horns, King trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world.

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

Revenue Recognition - Revenue is generally recognized upon shipment following receipt of a valid customer order.   The Company provides for the estimated costs of warranties, discounts and returns at the time of sale.

Inventories - Inventories are stated at the lower of cost or market.  Cost has been determined using the first-in, first-out (“FIFO”) method for approximately 76% and 74% of the Company’s inventories at December 31, 2000 and 2001, respectively.  The cost of the remaining inventories has been determined by the last-in, first-out (“LIFO”) method.

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

Cost in excess of fair value acquired has been amortized on a straight-line basis over 40 years.  Trademarks acquired are recorded at appraised value and have been amortized on a straight-line basis over 10 years.  Deferred financing costs are amortized on a straight-line basis over the repayment periods of the underlying debt, which approximates the effective interest method.

When conditions indicate a need to evaluate recoverability, the Company evaluates the recoverability of its long-lived assets by comparison of the estimated future undiscounted cash flows expected to be generated by those assets to their carrying value.  To date, no impairment losses have been noted or recorded as a result of this evaluation process.

Advertising - Advertising costs are expensed as incurred.  Advertising expense was $6,676, $7,684, and $8,344 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

Foreign Currency Translation - Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year-end rates, and revenues and expenses at average rates of exchange prevailing during the year.  The resulting translation adjustments are reported as a separate component of comprehensive income.  Foreign currency transaction gains and losses are recognized in the consolidated statements of income as incurred.

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

Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

Income per Common Share - Basic income per common share is computed using the weighted average number of common shares outstanding during each year.  Diluted income per common share reflects the effect of the Company’s outstanding options (using the treasury stock method), except when such items would be antidilutive.

A reconciliation of the weighted average shares used for the basic and diluted computations is as follows for the years ended December 31:

	1999	2000	2001
Weighted average shares for basic income per share	9,213,145	8,921,091	8,928,000
Dilutive effect of stock options	64,653	17	—
Weighted average shares for diluted income per share	9,277,798	8,921,108	8,928,000

Options to purchase 30,500, 618,800, and 612,400 shares of common stock at prices ranging from $18.84 to $21.94 per share were outstanding during the years ended December 31, 1999, 2000 and 2001, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

Environmental Matters - Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated (see Note 12).

Segment Reporting - The Company has determined that it has two distinct reportable segments: the piano segment and the band and orchestral instrument segment.  The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management.

Comprehensive Income - Comprehensive income is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets and is reported in the consolidated statements of stockholders’ equity for all periods presented.

New Accounting Pronouncements -  In June 1998, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” in 2000.  These statements require that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists.  The Company adopted the amended standard on January 1, 2001.  The adoption of the amended standard had no material effect on the Company’s results of operations or financial position.

In July 2001 the FASB issued SFAS No. 141, “Business Combinations,” which supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method.  The provisions of SFAS No. 141 were effective for transactions initiated after June 30, 2001.  SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived assets.  This standard will be adopted by the Company in fiscal year 2002.  Upon adoption the Company will cease to record amortization expense on its goodwill and trademark assets.  At December 31, 2001 the Company had $27,917 of net goodwill and $9,142 of net trademarks included in the financial statements. Upon adoption the Company will avoid approximately $3,007 of annual amortization before any impairments, which would have the pro-forma effect of increasing net income by approximately $2,253.  The

Company has not yet completed the transitional assessment of the recoverability of its goodwill and trademark assets. However, it does not expect that any impairment adjustments will be required based on facts and circumstances in existence at December 31, 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No.143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  SFAS No. 144 will be adopted on January 1, 2002.  The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    Acquisitions

During the year ended December 31, 2000, the Company completed the following acquisitions, both of which were accounted for as purchases.  The results of the acquired businesses have been included with those of the Company from the date of acquisition.  The purchase price paid was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

In January 2000, the Company acquired Pianohaus Karl Lang, located in Munich, Germany, for approximately $2.3 million.  The purchase price was allocated primarily to fixed assets.

In September 2000, the Company completed the acquisition of UMI pursuant to a stock purchase agreement dated as of July 20, 2000.  The purchase price aggregated $27.0 million in cash.  In addition, the Company assumed approximately $57.0 million of debt.

In connection with the acquisition of UMI, inventories were written up by $11.0 million to net realizable value.  Prior to the acquisition, UMI had utilized the LIFO method of determining cost; the Company has continued to utilize this method for UMI inventories.  The Company recorded approximately $300 of trademark amortization in 2001 relating to the UMI acquisition.

Had the acquisition of UMI been consummated on January 1, 2000, it is estimated that the pro-forma results of operations would have been as follows for the year ended December 31, 2000:

2000
Revenues	$379,369
Net income	18,522
Earnings per share:
Basic	$2.08
Diluted	$2.08

(4)    Inventories

	December 31,
	2000	2001
Raw materials	$20,961	$20,948
Work in process	53,711	52,967
Finished goods	85,624	87,209
Total	$160,296	$161,124

Inventories held by UMI (see Note 3) are accounted for using the LIFO method.  If the FIFO method of inventory valuation had been used to value all inventories, inventory would have been $3,270 and $7,247 lower than reported at December 31, 2000 and 2001, respectively.  As a result of using the LIFO valuation method, net earnings were $2,017 and $2,581 higher in 2000 and 2001, respectively.  For financial reporting purposes, the fair value of UMI inventories as of the acquisition date constitutes the base layer for purposes of applying the LIFO method.  This layer includes the $11.0 million allocated to state opening inventories at their net realizable value.

(5)    Property, Plant and Equipment, Net

	December 31,
	2000	2001
Land	$18,378	$18,101
Buildings and improvements	62,930	63,628
Leasehold improvements	1,864	2,132
Machinery, equipment and tooling	40,381	43,281
Office furniture and fixtures	7,786	8,185
Concert and artist and rental pianos	11,327	11,903
Construction in progress	509	1,886
	143,175	149,116
Less accumulated depreciation and amortization	36,760	45,105
Total	$106,415	$104,011

(6)    Other Assets, Net

	December 31,
	2000	2001
Trademarks	$22,213	$21,741
Deferred financing costs	13,234	10,319
Other assets	2,235	6,675
	37,682	38,735
Less accumulated amortization	17,037	15,600
Total	$20,645	$23,135

(7)    Other Current Liabilities

	December 31,
	2000	2001
Accrued payroll and related benefits	$15,266	$14,516
Current portion of pension liability	685	3,051
Accrued warranty expense	2,355	2,221
Accrued interest	1,675	2,811
Other accrued expenses	15,872	11,496
Total	$35,853	$34,095

(8)    Other (Income) Expense, Net

	Years Ended December 31,
	1999	2000	2001
West 57th Building income	$(3,516)	$(4,653)	$(4,653)
West 57th Building expenses	2,452	3,254	3,254
Foreign exchange (gain) loss, net	(116)	462	791
Miscellaneous	(701)	(888)	(1,170)
Total	$(1,881)	$(1,825)	$(1,778)

(9)    Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	1999	2000	2001
U.S. Federal:
Current	$8,067	$7,097	$4,318
Deferred	(276)	(780)	(535)
U.S. State and local:
Current	1,533	1,310	674
Deferred	(54)	(65)	(45)
Foreign:
Current	4,092	4,442	4,679
Deferred	(962)	(1,504)	(841)
Total	$12,400	$10,500	$8,250

The components of income before income taxes are as follows:

	Years Ended December 31,
	1999	2000	2001
U.S. operations	$23,062	$20,075	$13,116
Non-U.S. operations	6,683	7,329	10,403
Total	$29,745	$27,404	$23,519

The Company’s provision for income taxes differed from that using the statutory U.S. federal rate as follows:

	Years Ended December 31,
	1999	2000	2001
Statutory federal rate applied to earnings before income taxes	$10,412	$9,591	$8,231
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit)	1,278	1,280	(590)
State income taxes (net of federal benefit)	996	802	325
Changes in tax rate in Germany	—	(570)	—
Other	(286)	(603)	284
Provision for income taxes	$12,400	$10,500	$8,250

In 2000, Germany passed legislation that reduced the rate at which certain of the Company’s operations pay tax.  Upon passage of the legislation, the Company recognized a reduction of $570 in its deferred tax liabilities based on changes in the rates. This legislation was effective in 2001 and impacts taxes currently payable.

At December 31, 2001, accumulated retained earnings of non-U.S. subsidiaries totaled $3,241.  No provision for U.S. income and foreign withholding taxes has been made for these subsidiaries because it is currently expected that such earnings will be reinvested indefinitely.

The components of net deferred tax assets are as follows:

	December 31,
	2000	2001
Deferred tax assets:
Uniform capitalization adjustment to inventory	$2,488	$2,992
Allowance for doubtful accounts	3,037	2,952
Book tax differences in LIFO reserves on inventory	(6,007)	(6,306)
Accrued expenses and other current assets and liabilities	4,085	5,813
Foreign tax credits	12,955	10,955
Valuation allowances	(12,366)	(10,770)
Total deferred tax assets	4,192	5,636

Deferred tax liabilities:
Pension contributions	175	(457)
Fixed assets	(19,764)	(20,243)
Intangibles	(6,798)	(6,418)
Total deferred tax liabilities	(26,387)	(27,118)

Net deferred taxes	$(22,195)	$(21,482)

Valuation allowances provided relate to excess foreign tax credits generated over expected credit absorption.  Of these valuation allowances, $4,051 and $3,301 relate to the acquisition of Steinway as of December 31, 2000 and 2001, respectively.  Should the related tax benefits be recognized in the future, the effect of removing the valuation allowances associated with the acquisition of Steinway would generally be a decrease in goodwill. During 2000, the valuation allowance decreased by $1,867 primarily due to expiration of foreign tax credits that were written off against the related reserves.  During 2001, the valuation allowance decreased by $1,596 in connection with the use and reduction of the Company’s foreign tax credits.  Foreign tax credit carryforwards expire in varying amounts through 2005.

(10)  Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2000	2001
Senior debt	$43,087	$—
Term loans	66,025	60,042
11% Senior Subordinated Notes	110,000	—
8.75% Senior Notes	—	150,000
Note payable to a foreign bank	367	—
Open account loans, payable on demand to a foreign bank	3,931	1,161
Total	223,410	211,203
Less current portion	9,516	7,446
Long-term debt	$213,894	$203,757

Scheduled maturities of long-term debt as of December 31, 2001 are as follows:

Amount
2002	$7,446
2003	6,393
2004	6,441
2005	6,491
2006	6,542
Thereafter	177,890
Total	$211,203

The Company’s real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended and restated to accommodate the $150.0 million bond offering completed on April 19, 2001, provides the Company with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. Borrowings are collateralized by the Company’s domestic accounts receivable, inventory and fixed assets.  As of December 31, 2001, there were no revolving credit loans outstanding, and availability based on eligible accounts receivable and inventory balances was approximately $85.0 million. The real estate term loan portion of the Credit Facility ($21.1 million at December 31, 2001) is payable in monthly installments of $170, based on a twenty-five year amortization, and includes interest at average 30-day LIBOR plus 1.5%.  This term loan is secured by all of the Company’s interests in the Steinway Hall property.  The acquisition term loan portion of the Credit Facility ($39.0 million at December 31, 2001) is repayable in monthly installments of $416 for the first five years and monthly installments of $556 in years six through eight.  The acquisition term loan and revolving credit loans bear interest at average 30-day LIBOR plus 1.75%.

On April 19, 2001, the Company completed a $150.0 million 8.75% Senior Note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior

Subordinated Notes, with the balances used to pay down the Credit Facility.  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.  The Company’s current long-term financing includes the $150.0 Senior Notes and $60.0 million of term loans outstanding under the Credit Facility.

The open account loans provide for borrowings by foreign subsidiaries of up to €19,940  ($17,777 at the December 31, 2001 exchange rate) payable on demand.  A portion of the open account loan can be converted into a maximum of £1,017 ($1,481 at the December 31, 2001 exchange rate) for use by the Company’s UK branch and ¥432,725 ($3,286 at the December 31, 2001 exchange rate) for use by the Company’s Japanese subsidiary.  Demand borrowings bear interest at rates of 6.95—7.60% for the Euro loans, 4.25% for Euromoney-market short-term loans (Euro based) and 1.35% for Japanese yen loans.  The Company has also purchased two interest rate caps.  One cap limits the base interest rate to 5% on   €2,556 ($2,279 at the December 31, 2001 exchange rate) declining to €511 ($456 at the December 31, 2001 exchange rate) in 2004.  The other cap limits the base interest rate to 6.25% on €1,534 ($1,376 at the December 31, 2001 exchange rate) and expires in 2005.  The unrealized gains or losses and carrying value of the caps are not material in any period presented.

All of the Company’s debt agreements contain certain financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, and prohibit the payment of cash dividends.  The Company is in compliance with all such covenants.

(11)  Stockholders’ Equity

The Company’s common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.

Employee Stock Purchase Plan - The Company has an employee stock purchase plan (the “Purchase Plan”) under which substantially all employees may purchase common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period.  Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings.  During 1999, 2000 and 2001, 29,502, 31,773 and 29,549 shares, respectively, were issued under the Purchase Plan.  Of the 500,000 shares originally reserved for issuance under the Purchase Plan, 349,188 shares remain reserved for future issuance as of December 31, 2001.

Stock Plan - The 1996 stock plan (the “Stock Plan”) provides for the granting of 778,250 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors of the Company and its subsidiaries.  Common stock reserved for issuance under the Stock Plan was 731,550 shares as of December 31, 2001.

The following table sets forth information regarding both the Purchase Plan and the Stock Plan:

	1999		2000		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	562,344	$19.31	536,020	$19.26	632,398	$19.09
Granted	36,078	22.19	152,851	18.13	31,813	15.30
Exercised	(40,002)	22.80	(42,173)	16.43	(29,549)	15.38
Canceled, forfeited or expired	(22,400)	18.97	(14,300)	19.21	(6,400)	19.00
Outstanding at end of year	536,020	19.26	632,398	19.09	628,262	19.07

Exercisable at end of year	300,800	$19.14	382,700	$19.17	502,300	$19.17

The following table sets forth information regarding outstanding and exercisable options at December 31, 2001:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 15.22	15,862.6		years	$15.22	—	$—
$ 18.84 – $21.94	612,400	5.4		$19.17	502,300	$19.17
	628,262	5.3		$19.07	502,300	$19.17

Stock-based Compensation Expense - As described in Note 2, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees.  Had the Company used the fair value method to measure compensation, as set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” reported net income and net income per share would have been as follows for the years ended December 31:

	1999	2000	2001
Net income	$16,465	$15,933	$14,554
Basic income per share	$1.79	$1.79	$1.63
Diluted income per share	$1.77	$1.79	$1.63

The fair value of options on their grant date, including the valuation of the option feature implicit in the Purchase Plan, was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	1999	2000	2001
Range of risk-free interest rates	4.99 - 5.10%	6.05 - 6.41%	3.57%
Range of expected life of option grants (in years)	1 to 6	1 to 6	1 to 6
Expected volatility of underlying stock	26.8%	26.0%	25.5%

The weighted average fair value of options on their grant date is as follows:

	1999	2000	2001
Stock Plan	$7.79	$7.64	$—
Purchase Plan	$6.10	$4.79	$4.48

It should be noted that the Black-Scholes option-pricing model was designed to value readily tradable options with relatively short lives and no vesting restrictions.  In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility.  Because the options granted are not tradable and have contractual lives of up to ten years, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable measure of the fair value of the options issued under the Stock Plan or Purchase Plan.

(12)  Commitments and Contingent Liabilities

Lease Commitments - The Company leases various facilities and equipment under non-cancelable operating lease arrangements.  These leases expire at various times through 2008 with various renewal options.  Rent expense was $3,921, $3,979, and $4,013 for the years ended December 31, 1999, 2000 and 2001, respectively.

In March 1999, the Company acquired the building that includes the Steinway Hall retail store on West 57th Street in New York City for approximately $30.8 million.  The Company entered into a ninety-nine year land lease as part of the transaction.  Annual rent payable under the land lease is $2,170 in the first ten years, $2,790 for the subsequent ten-year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined.  The Company also entered into a ten-year master lease whereby all of the Company’s interest in the land and building was leased back to the owner of the land.  Rental expense and rental income associated with these leases was $1,874 and $3,516, respectively, for the year ended December 31, 1999 and $2,480 and $4,653, respectively, for the years ended December 31, 2000 and December 31, 2001.  These amounts are included, along with other real estate costs, in other income/expense (see Note 8).

Future minimum lease payments for the Company’s non-cancelable operating leases, excluding the land lease discussed above, and future rental income under the master lease for the years ending December 31 are as follows:

	Lease Payments	Rental Income
2002	$3,809	4,653
2003	3,722	4,653
2004	3,388	4,653
2005	3,141	4,653
2006	2,755	4,653
Thereafter	4,919	9,306
Minimum Total	$21,734	$32,571

Notes Receivable Sold with Recourse - The Company sells notes receivable on a recourse basis to a financing company under a facility that expires in August 2002.  Pursuant to the terms of the facility, the financing company may, at its option, purchase up to an aggregate principal amount outstanding at any time of $18.0 million of the Company’s notes receivable.  The Company received proceeds of approximately $10.1 million and $12.7 million from the sales of such notes during the years ended December 31, 2000 and 2001, respectively.  Other current liabilities include a recourse obligation of $1.1 million and $849 as of December 31, 2000 and 2001 respectively, for the notes sold with recourse.  Outstanding balances on these notes were $6.3 million and $6.7 million as of December 31, 2000 and 2001, respectively.

Environmental Matters - The Company is continuing environmental remediation projects at facilities acquired in 2000.  Management believes that established reserves, which approximated $500 at December 31, 2001 and are included in other current liabilities, are adequate to cover the remaining cost of these remediation projects.  Other environmental matters are pending against the Company which might result in monetary damages, the amount of which, if any, cannot be determined at the present time.  Philips Electronics, a previous owner of the Company, has agreed to hold the Company harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988.  Management believes that these matters will not have a material adverse impact on the Company’s consolidated results of operations or financial condition.

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

The following table sets forth the funded status and amounts recognized as of December 31, 2000 and 2001 for the Company’s defined benefit pension plans:

	Domestic Plans		Foreign Plans
	2000	2001	2000	2001
Change in benefit obligation:
Benefit obligation, beginning of year	$22,049	$30,968	$16,304	$15,923
Service cost	1,133	1,284	517	534
Interest cost	1,883	2,342	916	930
Plan participants’ contributions	23	25	—	—
Amendments	1,978	30	—	—
Actuarial (gain) loss	46	951	(143)	438
Foreign currency exchange rate changes	—	—	(1,040)	(732)
Acquisition	4,886	—	123	—
Benefits paid	(1,030)	(1,411)	(754)	(841)
Benefit obligation, end of year	30,968	34,189	15,923	16,252

Change in plan assets:
Fair value of plan assets, beginning of year	27,084	30,915	3,996	3,384
Return on plan assets	(785)	(1,741)	(336)	(229)
Acquisition	3,938	—	—	—
Employer contribution	1,685	2,199	731	733
Employee contributions	23	25	47	54
Foreign currency exchange rate changes	—	—	(300)	(88)
Benefits paid	(1,030)	(1,411)	(754)	(841)
Fair value of plan assets, end of year	30,915	29,987	3,384	3,013

Funded status	(53)	(4,202)	(12,539)	(13,239)

Unrecognized net actuarial (gain) loss	(3,292)	2,439	173	1,044
Unrecognized prior service cost	3,323	2,946	—	—
Net amount recognized	$(22)	$1,183	$(12,366)	$(12,195)

Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(143)	$(3,373)	$(12,366)	$(12,195)
Intangible asset	—	2,936	—	—
Additional minimum pension liability	121	1,620	—
Net amount recognized	$(22)	$1,183	$(12,366)	$(12,195)

	Domestic Plans			Foreign Plans
	1999	2000	2001	1999	2000	2001
Weighted average assumptions as of December 31:
Discount rate	7.75%	7.75%	7.50%	5.75-6.5%	5.75-6.5%	5.75-6.5%
Expected return on assets	8.5	9.0	9.0	6.75	6.75	6.75
Rate of compensation increase	4.0	4.0	4.0	2.5-4.5	2.5-4.5	2.5-4.5

The components of net pension expense for the years ended December 31 are as follows:

	1999	2000	2001
Domestic Plans:
Service cost	$1,256	$1,133	$1,284
Interest cost	1,528	1,883	2,342
Expected return on plan assets	(1,778)	(2,323)	(2,897)
Amortization of prior service cost	216	362	407
Recognized actuarial (gain) loss	14	(122)	(142)
Net pension expense	$1,236	$933	$994

Foreign Plans:
Service cost	$528	$517	$534
Interest cost	1,006	916	930
Expected return on plan assets	(225)	(232)	(177)
Net pension expense	$1,309	$1,201	$1,287

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $16,467, $15,974 and $3,912, respectively, as of December 31, 2000 and $50,441, $47,104 and $29,987, respectively, as of December 31, 2001.

The Company provides postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The health care plan is contributory, with retiree contributions adjusted every three years as part of a union contract agreement.  The plans are unfunded and the Company pays part of the health care premium and the full amount of the life insurance cost.

The following table sets forth the funded status of the Company’s postretirement benefit plans and accrued postretirement benefit cost reflected in the Company’s consolidated balance sheet at year-end:

	December 31,
	2000	2001
Change in benefit obligation:
Benefit obligation, beginning of year	$1,233	$1,488
Service cost	47	57
Interest cost	106	124
Plan participants’ contribution	—	44
Amendments	—	(58)
Actuarial loss	165	242
Benefits paid	(63)	(127)
Benefit obligation, end of year	1,488	1,770

Fair value of plan assets	—	—

Funded status	(1,488)	(1,770)
Unrecognized net actuarial gain	(28)	214
Unrecognized prior service cost	652	548
Accrued postretirement benefit cost	$(864)	$(1,008)

The assumed weighted average discount rate as of December 31 was 7.75% in 1999 and 2000 and 7.50% in 2001.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 8.0% for retirees under age 65 in 2001 and is assumed to decrease gradually to 5.5% in 2006, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

	Years Ended December 31,
	1999	2000	2001
Service cost	$42	$47	$57
Interest cost	88	107	124
Net loss recognition	—	—	1
Amortization of transition obligation	50	50	45
Net postretirement benefit cost	$180	$204	$227

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$11	$(10)
Effect on the postretirement benefit obligation	87	(78)

The Company sponsors 401(k) retirement savings plans for eligible employees.  Discretionary employer contributions, as determined annually by the Board of Directors, are made to two of these plans.  The 1999, 2000 and 2001 contributions approximated $477, $590 and $550, respectively.

In January 2001, the Company established a supplemental executive retirement plan (“SERP”) for a select group of executives of the Company, who constitute a “top hat” group as defined by ERISA.  Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a Rabbi Trust.  The SERP assets are included in the Company’s financial statements as other long-term assets since the Trust permits accessibility of the SERP assets by the Company’s creditors in the event of the Company’s insolvency (see Notes 6 and 15).  The Company has no other claims to the assets contained in the Trust.  The 2000 and 2001 contributions approximated $203 and $283, respectively.

(14)  Foreign Exchange Contracts

The Company’s German divisions, whose functional currency is the Euro, secure options and forwards contracts for Japanese yen and British pounds solely to manage currency fluctuations.  These divisions had options and forward contracts to sell ¥37,252 and £1,600 at December 31, 2000.  These instruments had various maturity dates through April 2002.

At December 31, 2001, these divisions had options and forward contracts to sell ¥230,000 and £2,150. These instruments have various maturity dates through May 2003.

(15)  Fair Values of Financial Instruments

Estimated fair values of financial instruments have been developed using appropriate methodologies; however, considerable judgment is required to develop these estimates.  Accordingly, the estimates presented herein are not necessarily indicative of amounts that could be realized in a current market exchange.  Use of different assumptions or methodologies could have a significant effect on these estimates.  The net carrying value and estimated fair value of the Company’s financial instruments are as follows at December 31:

	2000		2001
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Long-term debt	$223,410	$226,554	$211,203	$209,703
Foreign currency contracts	—	(228)	—	(73)
Interest rate caps	—	16	—	(7)

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

The carrying amount of cash, marketable equity securities, accounts, notes and leases receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity.  On December 31, 2000 the Company had no marketable equity securities.  On December 31, 2001 the Company had only available-for-sale securities which are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported in stockholders’ equity.  At December 31, 2001, unrealized net losses of $5 were included in accumulated other comprehensive loss.  The Company’s marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 6 and 13).

(16)  Extraordinary Items

On April 19, 2001, the Company completed a $150.0 million 8.75% Senior Note offering.  The proceeds of this offering were primarily used to redeem $110.0 million of previously outstanding Senior Subordinated Notes and accrued interest (see Notes 10 and 19).  This redemption resulted in an extraordinary charge of approximately $4.0 million, net of tax benefit of $2.7 million.

(17)  Segment Information

As discussed in Note 2, the Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  The Company considers these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management.

The accounting policies of each segment are the same as those described in Note 2.  Intercompany transactions are generally recorded at cost plus a negotiated markup.

The following tables present information about the Company’s operating segments:

1999	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Revenues from external customers	117,428	39,115	17,041	173,584	126,781	4,271	131,052	—	304,636
Interest income	—	15	18	33	820	—	820	54	907
Interest expense	10,247	358	215	10,820	20,035	—	20,035	(16,672)	14,183
Depreciation and amortization	5,435	2,568	187	8,190	3,383	—	3,383	45	11,618
Income tax expense (benefit)	4,305	2,455	731	7,491	(510)	12	(498)	5,407	12,400
Net income (loss)	4,332	2,287	1,175	7,794	(1,124)	23	(1,101)	10,652	17,345
Capital expenditures	34,064	861	209	35,134	1,012	—	1,012	46	36,192
Total assets	128,466	55,902	11,964	196,332	278,712	3,444	282,156	(168,847)	309,641

2000	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Revenues from external customers	123,528	38,630	20,686	182,844	143,904	4,950	148,854	—	331,698
Interest income	—	16	25	41	1,250	—	1,250	—	1,291
Interest expense	11,372	454	219	12,045	23,020	—	23,020	(17,664)	17,401
Depreciation and amortization	6,074	2,343	218	8,635	3,659	—	3,659	48	12,342
Income tax expense (benefit)	3,972	1,735	1,192	6,899	(671)	(132)	(803)	4,404	10,500
Net income (loss)	4,723	2,837	1,514	9,074	(3,076)	(266)	(3,342)	11,172	16,904
Capital expenditures	4,524	1,053	39	5,616	2,184	55	2,239	35	7,890
Total assets	144,014	54,008	11,444	209,466	407,958	3,868	411,826	(199,476)	421,816

2001	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Revenues from external customers	105,726	41,144	22,096	168,966	179,067	4,579	183,646	—	352,612
Interest income	38	44	37	119	2,187	—	2,187	—	2,306
Interest expense	10,767	273	189	11,229	27,654	—	27,654	(19,846)	19,037
Depreciation and amortization	5,872	2,366	205	8,443	4,968	17	4,985	375	13,803
Income tax expense (benefit)	704	2,246	1,588	4,538	(1,725)	3	(1,722)	5,434	8,250
Net income (loss) before extraordinary item	266	4,068	2,435	6,769	(4,669)	63	(4,606)	13,106	15,269
Net income (loss)	(1,434)	4,068	2,435	5,069	(6,177)	63	(6,114)	12,364	11,319
Capital expenditures	2,566	651	107	3,324	3,629	1	3,630	187	7,141
Total assets	138,336	54,785	10,499	203,620	399,817	3,214	403,031	(192,611)	414,040

(18)  Summarized Financial Information

The Company is a holding company whose only material asset consists of its investment in its wholly owned subsidiary, The Selmer Company, Inc.  Summarized financial information for The Selmer Company, Inc. and subsidiaries, for the years in which Selmer, as the Issuer, had Senior Subordinated

Notes outstanding is as follows:

	1999	2000
Current assets	$169,295	$264,198
Total assets	306,516	420,150
Current liabilities	58,569	73,550
Stockholder’s equity	110,811	126,820
Net sales	301,765	329,004
Gross profit	100,051	104,372
Net income	17,612	18,118

(19)  Summary of Merger and Guarantees

On May 25, 1995, Selmer acquired Steinway pursuant to an Agreement and Plan of Merger dated as of April 11, 1995.  The total purchase price of approximately $104.0 million, including fees and expenses, was funded by Selmer’s issuance of $105.0 million of 11% Senior Subordinated Notes (the “Notes”) due 2005 and available cash balances of the Company.

Selmer’s payment obligations under the Notes were fully and unconditionally guaranteed on a joint and several basis by the Company as Parent (the “Guarantor Parent”), and by Steinway, UMI and certain direct and indirect wholly-owned subsidiaries of the Company, each a “Guarantor” (the “Guarantor Subsidiaries”).  These subsidiaries, together with the operating divisions of Selmer, represent all of the operations of the Company conducted in the United States.  The remaining subsidiaries, which did not guarantee the Notes, represent foreign operations (the “Non Guarantor Subsidiaries”).

On April 19, 2001, the Company completed a $150.0 million 8.75% Senior Note offering.  The proceeds of the offering were used to redeem all of the existing 11% Senior Subordinated Notes with the balance paying down the revolving credit facility.

The Company’s payment obligations under the 8.75% Senior Notes are fully and conditionally guaranteed on a joint and several basis by Selmer, Steinway, UMI and other certain direct and indirect wholly-owned subsidiaries of the Company, each a “Guarantor” (the “Guarantor Subsidiaries”).  These subsidiaries represent all of the operations of the Company (the “Issuer”) conducted in the United States.

The following condensed consolidating supplementary data illustrates the composition of the combined Guarantors.  Separate complete financial statements of the respective Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.  No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Guarantee other than its subordination to senior indebtedness.

Investments in subsidiaries are recorded by the Company using the cost method for purposes of the supplemental consolidating presentation.  Earnings of subsidiaries are therefore not reflected in the Company’s investment accounts and earnings.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 1999

	Guarantor Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
	(In Thousands)
Net sales	$—	$125,482	$125,646	$62,783	$(9,275)	$304,636
Cost of sales	—	87,536	84,303	41,236	(9,187)	203,888

Gross profit	—	37,946	41,343	21,547	(88)	100,748

Operating expenses:
Sales and marketing	—	14,492	15,030	8,152	(147)	37,527
General and administrative	3,137	5,706	4,540	4,407	—	17,790
Amortization	—	459	2,187	1,282	—	3,928
Other operating (income) expense	(2,552)	(302)	2,147	923	147	363
Total operating expense	585	20,355	23,904	14,764	—	59,608

Income (loss) from operations	(585)	17,591	17,439	6,783	(88)	41,140

Other (income) expense:
Other income	(50)	—	(1,194)	(637)	—	(1,881)
Interest income	—	(803)	(16,743)	(33)	16,672	(907)
Interest expense	—	20,035	10,247	573	(16,672)	14,183
Other (income) expense, net:	(50)	19,232	(7,690)	(97)	—	11,395

Income (loss) before income taxes	(535)	(1,641)	25,129	6,880	(88)	29,745

Provision for (benefit of) income taxes	(249)	(522)	9,911	3,290	(30)	12,400

Net income (loss)	$(286)	$(1,119)	$15,218	$3,590	$(58)	$17,345

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2000

	Guarantor Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
	(In Thousands)
Net sales	$—	$122,848	$152,976	$68,545	$(12,671)	$331,698
Cost of sales	—	89,758	104,911	44,453	(12,382)	$226,740

Gross profit	—	33,090	48,065	24,092	(289)	104,958

Operating expenses:
Sales and marketing	—	10,790	16,873	9,795	(116)	37,342
General and administrative	3,409	5,336	6,628	4,321	—	19,694
Amortization	—	274	2,470	1,112	—	3,856
Other operating (income) expense	(2,717)	90	2,352	1,046	116	887
Non-recurring charges	1,290	—	200	—	—	1,490
Total operating expense	1,982	16,490	28,523	16,274	—	63,269

Income (loss) from operations	(1,982)	16,600	19,542	7,818	(289)	41,689

Other (income) expense:
Other income	—	—	(1,418)	(407)	—	(1,825)
Interest income	—	(764)	(18,150)	(41)	17,664	(1,291)
Interest expense	—	21,635	12,757	673	(17,664)	17,401
Other (income) expense, net:	—	20,871	(6,811)	225	—	14,285

Income (loss) before income taxes	(1,982)	(4,271)	26,353	7,593	(289)	27,404

Provision for (benefit of) income taxes	(931)	(833)	9,521	2,917	(174)	10,500

Net income (loss)	$(1,051)	$(3,438)	$16,832	$4,676	$(115)	$16,904

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2001

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
	(In Thousands)
Net sales	$—	$292,168	$70,670	$(10,226)	$352,612
Cost of sales	—	212,028	43,724	(10,638)	$245,114

Gross profit	—	80,140	26,946	412	107,498

Operating expenses:
Sales and marketing	—	32,186	10,185	(120)	42,251
General and administrative	4,299	13,210	4,660	(260)	21,909
Amortization	315	2,862	1,078	—	4,255
Other operating (income) expense	(3,163)	2,556	838	380	611
Total operating expense	1,451	50,814	16,761	—	69,026

Income (loss) from operations	(1,451)	29,326	10,185	412	38,472

Other (income) expense:
Other income	(229)	(1,184)	(365)	—	(1,778)
Interest income	(9,929)	(20,089)	(81)	27,793	(2,306)
Interest expense	7,947	38,421	462	(27,793)	19,037
Other (income) expense, net	(2,211)	17,148	16	—	14,953

Income before income taxes	760	12,178	10,169	412	23,519

Provision for income taxes	224	4,061	3,822	143	8,250

Net income before extraordinary loss	536	8,117	6,347	269	15,269

Extraordinary loss on early extinguishment of debt (net of tax benefit of $2,662)	742	3,208	—	—	3,950

Net income (loss)	$(206)	$4,909	$6,347	$269	$11,319

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2000

	Guarantor Parent	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
	(In Thousands)
ASSETS
Current assets:
Cash	$—	$264	$2,398	$2,327	$—	$4,989
Accounts, notes and leases receivable, net	—	38,185	44,391	10,466	—	93,042
Inventories	—	48,479	87,748	25,368	(1,299)	160,296
Prepaid expenses and other current assets	217	1,740	734	314	—	3,005
Deferred tax assets	—	2,398	2,916	3,500	(4,693)	4,121
Total current assets	217	91,066	138,187	41,975	(5,992)	265,453

Property, plant and equipment, net	91	12,450	79,668	14,206	—	106,415
Investment in subsidiaries	71,143	195,906	25,449	—	(292,498)	—
Other assets, net	613	720	16,432	4,314	(1,434)	20,645
Cost in excess of fair value of net assets acquired, net	—	8,826	10,547	9,930	—	29,303

TOTAL ASSETS	$72,064	$308,968	$270,283	$70,425	$(299,924)	$421,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$5,218	$4,298	$—	$9,516
Accounts payable	142	2,598	6,699	1,767	—	11,206
Other current liabilities	(17,185)	1,946	45,871	11,017	(5,796)	35,853
Total current liabilities	(17,043)	4,544	57,788	17,082	(5,796)	56,575

Long-term debt	185	138,619	75,090	—	—	213,894
Intercompany	32,776	80,721	(118,788)	5,291	—	—
Deferred tax liabilities	—	4,805	14,473	7,038	—	26,316
Other non-current liabilities	—	—	682	11,824	(682)	11,824
Total liabilities	15,918	228,689	29,245	41,235	(6,478)	308,609

Stockholders’ equity	56,146	80,279	241,038	29,190	(293,446)	113,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,064	$308,968	$270,283	$70,425	$(299,924)	$421,816

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2001

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
	(In Thousands)
ASSETS
Current assets:
Cash	$—	$1,672	$3,229	$644	$5,545
Accounts, notes and leases receivable, net	—	72,339	9,971	(122)	82,188
Inventories	—	136,832	25,179	(887)	161,124
Prepaid expenses and other current assets	391	3,393	700	—	4,484
Deferred tax assets	—	5,539	4,639	(4,542)	5,636
Total current assets	391	219,775	43,718	(4,907)	258,977

Property, plant and equipment, net	216	90,844	12,951	—	104,011
Investment in subsidiaries	71,143	254,961	—	(326,104)	—
Other assets, net	4,938	14,990	3,207	—	23,135
Cost in excess of fair value of net assets acquired, net		18,795	9,122	—	27,917

TOTAL ASSETS	$76,688	$599,365	$68,998	$(331,011)	$414,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,285	$1,161	$—	$7,446
Accounts payable	84	6,080	1,640	(122)	7,682
Other current liabilities	(15,592)	41,463	13,625	(5,401)	34,095
Total current liabilities	(15,508)	53,828	16,426	(5,523)	49,223

Long-term debt	150,020	53,093	—	644	203,757
Intercompany	(112,437)	108,035	4,402	—	—
Deferred tax liabilities	—	20,882	6,236	—	27,118
Other non-current liabilities	125	1,896	11,550	—	13,571
Total liabilities	22,200	237,734	38,614	(4,879)	293,669

Stockholders’ equity	54,488	361,631	30,384	(326,132)	120,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,688	$599,365	$68,998	$(331,011)	$414,040

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1999

	Guarantor Parent	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(286)	$(1,119)	$15,218	$3,590	$(58)	$17,345
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	42	3,303	5,518	2,755	—	11,618
Deferred tax expense (benefit)	—	769	(776)	(2,072)	—	(2,079)
Other	—	112	47	115	—	274
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(4,053)	240	(1,215)	—	(5,028)
Inventories	—	(2,945)	(4,148)	(1,878)	88	(8,883)
Prepaid expenses and other current assets	(363)	22	147	(57)	—	(251)
Accounts payable	188	845	(821)	(108)	—	104
Other current liabilities	(2,347)	(3,011)	6,511	1,149	(30)	2,272
Cash flows from operating activities	(2,766)	(6,077)	21,936	2,279	—	15,372

Cash flows from investing activities:
Capital expenditures	(46)	(963)	(34,113)	(1,070)	—	(36,192)
Proceeds from disposals of fixed assets	—	—	—	138	—	138
Business acquisition, net of cash acquired	—	—	(2,643)	—	—	(2,643)
Changes in other assets	—	174	(789)	—	—	(615)
Cash flows from investing activities	(46)	(789)	(37,545)	(932)	—	(39,312)

Cash flows from financing activities:
Borrowing under lines of credit	—	122,393	165,893	1,429	—	289,715
Repayment under lines of credit	(31)	(122,393)	(164,468)	—	(954)	(287,846)
Proceeds from issuance of long-term debt	—	—	22,500	—	—	22,500
Repayment of long-term debt	—	—	(214)	(832)	—	(1,046)
Proceeds from issuance of stock	786	—	—	—	—	786
Purchase of treasury stock	(7,805)	—	—	—	—	(7,805)
Intercompany dividends	—	1,095	4,800	(5,895)	—	—
Intercompany transactions	9,862	4,648	(18,359)	3,849	—	—
Cash flows from financing activities:	2,812	5,743	10,152	(1,449)	(954)	16,304

Effect of exchange rate changes on cash	—	—	—	(160)	—	(160)

Decrease in cash	—	(1,123)	(5,457)	(262)	(954)	(7,796)
Cash, beginning of period	—	2,998	8,048	1,414	—	12,460

Cash, end of period	$—	$1,875	$2,591	$1,152	$(954)	$4,664

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

	Guarantor Parent	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(1,051)	$(3,438)	$16,832	$4,676	$(115)	$16,904
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	46	2,742	6,993	2,561	—	12,342
Deferred tax expense (benefit)	—	527	(443)	(2,433)	—	(2,349)
Other	1	251	14	(26)	—	240
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	2,702	2,453	(416)	—	4,739
Inventories	—	(6,936)	(12,257)	(1,338)	289	(20,242)
Prepaid expenses and other current assets	270	(275)	326	44	—	365
Accounts payable	(46)	48	1,532	627	—	2,161
Other current liabilities	(3,884)	(5,932)	6,544	2,551	(174)	(895)
Cash flows from operating activities	$(4,664)	(10,311)	21,994	6,246	—	13,265

Cash flows from investing activities:
Capital expenditures	(35)	(2,107)	(4,601)	(1,147)	—	(7,890)
Proceeds from disposals of fixed assets	—	14	376	121	—	511
Business acquisition, net of cash acquired	—	(26,519)	(57,708)	(2,340)	—	(86,567)
Changes in other assets	—	148	—	—	—	148
Cash flows from investing activities	(35)	(28,464)	(61,933)	(3,366)	—	(93,798)

Cash flows from financing activities:
Borrowing under lines of credit	—	159,828	167,704	—	954	328,486
Repayment under lines of credit	(19)	(131,208)	(154,863)	(1,099)	—	(287,189)
Proceeds from issuance of long-term debt	—	—	45,000	—	—	45,000
Repayment of long-term debt	—	—	(1,261)	(720)	—	(1,981)
Debt issuance costs	—	—	(3,920)	(22)	—	(3,942)
Proceeds from issuance of stock	693	—	—	—	—	693
Purchase of treasury stock	(483)	—	—	—	—	(483)
Intercompany dividends	—	—	450	(450)	—	—
Intercompany transactions	4,508	8,544	(13,364)	312	—	—
Cash flows from financing activities:	4,699	37,164	39,746	(1,979)	954	80,584

Effect of exchange rate changes on cash	—	—	—	274	—	274

Increase (decrease) in cash	—	(1,611)	(193)	1,175	954	325
Cash, beginning of period	—	1,875	2,591	1,152	(954)	4,664

Cash, end of period	$—	$264	$2,398	$2,327	$—	$4,989

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(206)	$4,828	$6,428	$269	$11,319
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	373	10,842	2,588	—	13,803
Deferred tax expense (benefit)	—	1,879	(1,682)	(1,618)	(1,421)
Other	4	216	211	—	431
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	10,077	(335)	122	9,864
Inventories	—	(1,415)	(1,693)	(412)	(3,520)
Prepaid expenses and other current assets	(298)	(1,214)	(370)	(651)	(2,533)
Accounts payable	(58)	(3,217)	(43)	(122)	(3,440)
Other current liabilities	502	(8,763)	3,614	2,409	(2,238)
Cash flows from operating activities	1,533	18,629	8,718	(3)	28,877

Cash flows from investing activities:
Capital expenditures	(187)	(6,195)	(759)	—	(7,141)
Proceeds from disposals of fixed assets	—	243	—	—	243
Changes in other assets	(5)	(1,088)	—	3	(1,090)
Capital contribution to subsidiary	—	(419)	419	—	—
Cash flows from investing activities	(192)	(7,459)	(340)	3	(7,988)

Cash flows from financing activities:
Borrowing under lines of credit	—	299,825	—	644	300,469
Repayment under lines of credit	(165)	(343,391)	(2,514)	—	(346,070)
Proceeds from issuance of long-term debt	150,000	—	—	—	150,000
Repayment of long-term debt	—	(118,497)	(350)	—	(118,847)
Debt issuance costs	(4,516)	—	—	—	(4,516)
Proceeds from issuance of stock	454	—	—	—	454
Purchase of treasury stock	(1,901)	—	—	—	(1,901)
Intercompany dividends	—	3,801	(3,801)	—	—
Intercompany transactions	(145,213)	146,102	(889)	—	—
Cash flows from financing activities:	(1,341)	(12,160)	(7,554)	644	(20,411)

Effect of exchange rate changes on cash	—	—	78	—	78

Increase (decrease) in cash	—	(990)	902	644	556
Cash, beginning of period	—	2,662	2,327	—	4,989

Cash, end of period	$—	$1,672	$3,229	$644	$5,545

(20)   Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations for the years ended December 31, 2000 and 2001.

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except share and per share data)
Net sales	$87,775	$77,824	$75,702	$90,397
Gross profit	26,604	24,934	23,442	29,978
Net income	5,207	4,513	2,800	4,384

Basic income per share	$0.58	$0.51	$0.31	$0.49
Diluted income per share	0.58	0.51	0.31	0.49

Weighted average shares:
Basic	8,924,535	8,906,604	8,921,724	8,931,500
Diluted	8,934,965	8,906,606	8,921,724	8,931,500

	Year Ended December 31, 2001
Net sales	$101,581	$83,661	$82,885	$84,485
Gross profit	31,709	27,064	24,309	24,416
Net income before extraordinary item	5,200	3,701	2,514	3,854
Extraordinary loss on early extinguishment of debt	—	3,950	—	—
Net income	5,200	(249)	2,514	3,854

Basic income per share before extraordinary item	$0.58	$0.41	$0.28	$0.43
Extraordinary loss on early extinguishment of debt	—	$(0.44)	$—	$—
Basic income per share	$0.58	$(0.03)	$0.28	$0.43

Diluted income per share before extraordinary item	$0.58	$0.41	$0.28	$0.43
Extraordinary loss on early extinguishment of debt	—	$(0.44)	$—	$—
Diluted income per share	$0.58	$(0.03)	$0.28	$0.43

Weighted average shares:
Basic	8,931,500	8,931,500	8,947,342	8,901,657
Diluted	8,931,500	8,931,500	8,947,342	8,901,657

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Deductions and Other (see Note 1)		Balance at End of Year
	(In Thousands)
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts:
Year ended December 31, 1999	$7,512	$209		$(956	)(2)	$6,765
Year ended December 31, 2000	6,765	4,394	(3)	218	(2)	11,377
Year ended December 31, 2001	11,377	362		(830	)(2)	10,909

Inventory obsolescence:
Year ended December 31, 1999	3,912	450		(531)		3,831
Year ended December 31, 2000	3,831	171		(259)		3,743
Year ended December 31, 2001	3,743	1,086		(301)		4,528

Reserves included in other current liabilities:
Accrued warranty expense:
Year ended December 31, 1999	2,347	805		(822)		2,330
Year ended December 31, 2000	2,330	841	(4)	(816)		2,355
Year ended December 31, 2001	2,355	932		(1,066)		2,221

Reserves for notes sold with recourse:
Year ended December 31, 1999	1,435	—		8		1,443
Year ended December 31, 2000	1,443	—		(340)		1,103
Year ended December 31, 2001	1,103	—		(254)		849

Note:      (1)  Includes foreign currency translation adjustments

(2)  Represents accounts written off, net of recoveries; and reclassifications to and from other accounts

(3)  Includes $4,200 related to acquisitions during the year

(4)  Includes $40 related to acquisitions during the year

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10                         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11                         EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 14                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as a part of this report:

(3)                                  Exhibits:   The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.
Description
2.1

Stock Purchase Agreement dated as of July 20, 2000, by and among Steinway Musical Instruments, Inc. and BIM Holding AG with respect to all the capital stock of United Musical Instruments Holdings, Inc.  (8)

3.1	Restated Certificate of Incorporation of Registrant (6)
3.2	Bylaws of Registrant (4)
3.3	Amendment No. 1 to Bylaws of Registrant (4)
4.1

Second Amended and Restated Credit Agreement, dated as of September 14, 2000, among The Selmer Company, Inc., Steinway, Inc., and United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent  (9)

4.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of March 2, 2001, to the Existing Credit Agreement, by and among The Selmer Company, Inc., Steinway, Inc., United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (13)

4.3

Second Amendment to the Second Amended and Restated Credit Agreement dated as of April 19, 2001 among Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers: certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (10)

4.4

Third Amendment to the Second Amended and Restated Credit Agreement dated as of August 31, 2001 among Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers: certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (11)

4.5	Registration Rights Agreement, dated as of August 9, 1993, among Selmer Industries, Inc. and the purchasers of certain equity securities (1)
4.6

Indenture, dated as of May 25, 1995, among The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and American Bank National Association, as trustee, including the forms of Notes and the Guarantee thereon  (2)

4.7

Supplemental Indenture dated as of September 14, 2000, by and among United Musical Instruments Holdings, Inc., United Musical Instruments USA, Inc. and Firstar Bank of Minnesota, N.A., as successor trustee  (9)

4.8	Indenture, dated as of April 19, 2001, among Steinway Musical Instruments, Inc., the subsidiary guarantors named therein and UBS Warburg, LLC, as the initial purchaser (12)
4.9

Exchange Registration Rights agreement, dated as of May 25, 1995, by and among The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and Donaldson, Lufkin  & Jenrette Corporation  (2)

10.1	Employment Agreement, dated as of June 22, 1993, between The Selmer Company, Inc. and Thomas Burzycki (1)
10.2	Employment Agreement, dated May 8, 1989, between Steinway Musical Properties, Inc. and Thomas Kurrer (3)
10.3	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Bruce Stevens (3)
10.4	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (6)
10.5	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Dennis Hanson (3)
10.6	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (6)
10.7	Employment Agreement, dated as of January 4, 1999, between the Registrant and Dana Messina (7)
10.8	Employment Agreement, dated as of January 4, 1999, between the Registrant and Kyle Kirkland (7)

10.9	Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips Electronics North American Corporation (1)
10.10	Master Note Purchase and Repurchase Agreement dated August 1, 2001, by and between Textron Financial Corporation and The Selmer Company, Inc.
10.11	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
10.12	1996 Stock Plan of the Registrant (4)
10.13	Form of Non-compete Agreement dated July 1996 between Steinway Musical Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (5)
10.14	The Deferred Compensation Incentive Plan for Steinway Musical Instruments, Inc. effective January 1, 2001 (13)
21.1	List of Subsidiaries of the Registrants
23.1	Independent Auditors’ Consent - Deloitte & Touche LLP

(1)                                  Previously filed with the Commission on February 8, 1994 as an exhibit to the Registrant’s Registration Statement on

                Form S-1.

(2)                                  Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant’s Current Report on Form 8-K.

(3)                                  Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(4)                                  Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1.

(5)                                  Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant’s Amendment No. 2 to Registration                 Statement on Form S-1.

(6)                                  Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(7)                                  Previously filed with the Commission on August 16, 1999 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(8)                                  Previously filed with the Commission on July 27, 2000 as an exhibit to the Registrant’s Current Report on Form 8-K.

(9)                                  Previously filed with the Commission on September 29, 2000 as an exhibit to the Registrant’s Current Report on Form 8-K.

(10)                            Previously filed with the Commission on August 14, 2001 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(11)                            Previously filed with the Commission on November 13, 2001 as an exhibit to the Registrant’s Quarterly Report on

                 Form 10-Q.

(12)                            Previously filed with the Commission on June 12, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(13)                            Previously filed with the Commission on March 28, 2001 as an exhibit to the Registrant's Annual Report on Form 10-K.

(b)           Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEINWAY MUSICAL INSTRUMENTS, INC.

March 28, 2002	By	/s/ Dana D. Messina
(Date)	Dana D. Messina

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Dana D. Messina	Director and Chief Executive Officer	March 28, 2002
Dana D. Messina	(Principal Executive Officer)

/s/ Dennis M. Hanson	Chief Financial Officer	March 28, 2002
Dennis M. Hanson	(Principal Financial Officer)

/s/ Michael R. Vickrey	Executive Vice President	March 28, 2002
Michael R. Vickrey	(Principal Accounting Officer)

/s/ Kyle R. Kirkland	Chairman of the Board	March 28, 2002
Kyle R. Kirkland

/s/ Thomas T. Burzycki	Director	March 28, 2002
Thomas T. Burzycki

/s/ Bruce A. Stevens	Director	March 28, 2002
Bruce A. Stevens

/s/ Peter McMillan	Director	March 28, 2002
Peter McMillan

/s/ A. Clinton Allen	Director	March 28, 2002
A. Clinton Allen

/s/ Rudolph K. Kluiber	Director	March 28, 2002
Rudolph K. Kluiber