Form 10-Q
period 2002-03-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2002-05-14
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:                    (781) 894-9770

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes ☒    No ☐

Number of shares of Common Stock issued and outstanding as of April 30, 2002:

                                                                                                                                                            Class A           477,953

                                                                                                                                                            Ordinary       8,375,496

                                                                                                                                                            Total             8,853,449

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10Q

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended
	March, 31, 2001	March 30, 2002
Net sales	$101,581	$88,059
Cost of sales	69,872	62,696

Gross Profit	31,709	25,363
Operating expenses:
Sales and marketing	11,769	10,681
General and administrative	5,631	5,567
Amortization	1,115	289
Other operating expense	122	157
Total operating expenses	18,637	16,694

Income from operations	13,072	8,669

Interest expense, net	4,537	3,301
Other income, net	(165)	(305)

Income before income taxes	8,700	5,673

Provision for income taxes	3,500	1,990

Net income	$5,200	$3,683

Net income per share:
Basic	$0.58	$0.42
Diluted	$0.58	$0.42

Weighted average shares:
Basic	8,931,500	8,847,372
Diluted	8,931,500	8,853,917

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	December 31, 2001	March 30, 2002
ASSETS:
Current assets:
Cash	$5,545	$17,787
Accounts, notes and leases receivable, net of allowance for bad debts of $10,909 and $10,955 in 2001 and 2002, respectively	82,188	85,430
Inventories	161,124	154,332
Prepaid expenses and other current assets	4,484	3,269
Deferred tax assets	5,636	5,592
Total current assets	258,977	266,410

Property, plant and equipment, net of accumulated depreciation of $45,105 and $47,366 in 2001 and 2002, respectively	104,011	102,348
Goodwill, net of accumulated amortization of $5,999 and $5,961 in 2001 and 2002, respectively	27,917	27,713
Other assets, net	13,993	13,449
Trademarks, net of accumulated amortization of $12,599 and $12,483 in 2001 and 2002, respectively	9,142	9,078

TOTAL ASSETS	$414,040	$418,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,446	$6,812
Accounts payable	7,682	7,069
Other current liabilities	34,095	38,636
Total current liabilities	49,223	52,517

Long-term debt	203,757	202,440
Deferred tax liabilities	27,118	26,884
Other liabilities	13,571	13,760
Total liabilities	293,669	295,601

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	72,178	72,201
Retained earnings	76,711	80,394
Accumulated other comprehensive income	(12,674)	(13,354)
Treasury stock, at cost	(15,853)	(15,853)
Total stockholders’ equity	120,371	123,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,040	$418,998

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2001	March 30, 2002
Cash flows from operating activities:
Net income	$5,200	$3,683
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	3,523	2,777
Deferred tax benefit	(348)	(99)
Other	118	124
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(8,440)	(3,544)
Inventories	(6,821)	6,152
Prepaid expenses and other current assets	(169)	970
Accounts payable	(1,871)	(578)
Other current liabilities	5,055	5,211
Cash flows from operating activities	(3,753)	14,696

Cash flows from investing activities:
Capital expenditures	(1,428)	(1,033)
Proceeds from disposals of fixed assets	1	—
Changes in other assets	112	486
Cash flows from investing activities	(1,315)	(547)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	7,175	(359)
Repayments of long-term debt	(1,528)	(1,582)
Proceeds from issuance of stock	—	23
Cash flows from financing activities	5,647	(1,918)

Effect of foreign exchange rate changes on cash	15	11

Increase in cash	594	12,242
Cash, beginning of period	4,989	5,545

Cash, end of period	$5,583	$17,787

Supplemental Cash Flow Information
Interest paid	$2,097	$556
Taxes paid	$3,155	$1,590

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2002

(In Thousands Except Share Data)

(Unaudited)

(1)       Basis of Presentation

        The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2001 and March 30, 2002 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2001, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

(2)       Summary of Significant Accounting Policies

        Principles of Consolidation - The consolidated financial statements of the Company include the accounts of all of its direct and indirect wholly owned subsidiaries, including The Steinway Piano Company, Inc. (“Steinway”), The Selmer Company, Inc. (“Selmer”), and United Musical Instruments Holdings, Inc. (“UMI”).  Significant intercompany balances have been eliminated in consolidation.

        Income per Common Share — Basic income per share is computed using the weighted average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of the Company’s outstanding options using the treasury stock method, except when such items would be antidilutive.  A reconciliation of the weighted average shares used for the basic and diluted computations for the three month periods ended March 31, 2001 and March 30, 2002 is as follows:

	Three months ended
	2001	2002
Weighted average shares:
For basic income per share	8,931,500	8,847,372
Dilutive effect of stock options	—	6,545
For diluted income per share	8,931,500	8,853,917

        Comprehensive Income — Other comprehensive loss is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets.  Total comprehensive income for the three month periods ended March 31, 2001 and March 30, 2002 is as follows:

	Three months ended
	2001	2002
Net Income	$5,200	$3,683
Other comprehensive loss	(2,248)	(680)
Total comprehensive income	$2,952	$3,003

        New Accounting Pronouncements — On January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived assets. During the second quarter of fiscal year 2002, the Company will complete the transitional impairment test as required by SFAS No. 142.  Based on facts and circumstances in existence at March 30, 2002, the Company does not anticipate that, upon completion of the transitional impairment test, it will need to change the nature or carrying amounts of its goodwill or trademark assets.  If these rules had applied to goodwill and trademark assets for the first quarter of 2001, the result would have been to increase related pretax income by approximately $764 and net income by approximately $547, or $.06 per share.

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

        On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

        Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)   Inventories

        Inventories consist of the following:

	December 31, 2001	March 30, 2002
Raw materials	$20,948	$19,106
Work in process	52,967	55,047
Finished goods	87,209	80,179
Total	$161,124	$154,332

(4)   Other (Income) Expense, Net

        Other (income) expense, net consists of the following:

	Three months ended
	March 31, 2001	March 30, 2002

West 57th Building income	$(1,163)	$(1,163)
West 57th building expenses	814	814
Foreign exchange loss, net	334	110
Miscellaneous	(150)	(66)
Other (income) expense, net	$(165)	$(305)

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

(6)   Segment Information

        The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  These segments were selected based upon the way in which management oversees and evaluates the results of each operation.  The following tables present information about the Company’s operating segments for the three month periods ended March 31, 2001 and March 30, 2002:

Three months ended 2001	Piano Segment				Band and Orchestral Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Revenues from external customers	$29,327	$9,347	$6,222	$44,896	$55,410	$1,275	$56,685	$—	$101,581
Net income (loss)	574	656	875	2,105	226	(14)	212	2,883	5,200

Three months ended 2002	Piano Segment				Band and Orchestral Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Revenues from external customers	$23,498	$8,050	$4,872	$36,420	$50,670	$969	$51,639	$—	$88,059
Net income (loss)	230	677	416	1,323	(411)	16	(395)	2,755	3,683

(7)                     Summary of Guarantees

        On April 19, 2001, the Company completed a $150.0 million 8.75% Senior Note offering.  The proceeds of the offering were used to redeem all of the then outstanding 11% Senior Subordinated Notes, with the balance paying down the domestic revolving credit facility.

        The Company’s payment obligations under the 8.75% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Selmer, Steinway, UMI and certain direct and indirect wholly-owned subsidiaries of the Company, each a Guarantor (the “Guarantor Subsidiaries”).  These subsidiaries represent all of the operations of the Company (the “Issuer”) conducted in the United States.  The remaining subsidiaries, which do not guarantee the 8.75% Senior Notes, represent non-U.S. operations (the “Non Guarantor Subsidiaries”).

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

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 30, 2002

 (In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Net sales	$—	$76,736	$14,144	$(2,821)	$88,059
Cost of sales	—	56,601	8,854	(2,759)	62,696

Gross profit	—	20,135	5,290	(62)	25,363

Operating expenses:
Sales and marketing	—	8,499	2,191	(9)	10,681
General and administrative	1,123	3,335	1,109	—	5,567
Amortization	113	175	1	—	289
Other operating (income) expense	(742)	675	215	9	157
Total operating expenses	494	12,684	3,516	—	16,694

Income (loss) from operations	(494)	7,451	1,774	(62)	8,669

Interest (income) expense, net	(275)	3,508	68	—	3,301
Other income, net	—	(281)	(24)	—	(305)

Income (loss) before income taxes	(219)	4,224	1,730	(62)	5,673

Provision for (benefit of) income taxes	(69)	1,393	688	(22)	1,990

Net income (loss)	$(150)	$2,831	$1,042	$(40)	$3,683

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 30, 2002

(In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$1,073	$2,119	$14,595	$17,787
Accounts, notes and leases receivable, net	—	76,891	8,773	(234)	85,430
Inventories	—	128,912	26,369	(949)	154,332
Prepaid expenses and other current assets	297	2,327	645	—	3,269
Deferred tax assets	—	5,544	4,590	(4,542)	5,592
Total current assets	297	214,747	42,496	8,870	266,410

Property, plant and equipment, net	200	89,828	12,320	—	102,348
Investment in subsidiaries	71,143	254,961	—	(326,104)	—
Goodwill, net	—	18,795	8,918	—	27,713
Other assets, net	5,039	8,114	296	—	13,449
Trademarks, net	—	6,280	2,798	—	9,078

TOTAL ASSETS	$76,679	$592,725	$66,828	$(317,234)	$418,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,020	$792	$—	$6,812
Accounts payable	149	5,408	1,746	(234)	7,069
Other current liabilities	(10,674)	42,421	12,312	(5,423)	38,636
Total current liabilities	(10,525)	53,849	14,850	(5,657)	52,517

Long-term debt	150,042	37,803	—	14,595	202,440
Intercompany	(117,541)	113,739	3,802	—	—
Deferred tax liabilities	—	20,822	6,062	—	26,884
Other liabilities	338	2,049	11,373	—	13,760
Total liabilities	22,314	228,262	36,087	8,938	295,601

Stockholders’ equity	54,365	364,463	30,741	(326,172)	123,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,679	$592,725	$66,828	$(317,234)	$418,998

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 30, 2002

 (In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(150)	$2,831	$1,042	$(40)	$3,683
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	129	2,266	382	—	2,777
Deferred tax benefit	—	(65)	(34)	—	(99)
Other	—	90	34	—	124
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(4,642)	986	112	(3,544)
Inventories	—	7,835	(1,745)	62	6,152
Prepaid expenses and other current assets	(120)	1,006	84	—	970
Accounts payable	65	(672)	141	(112)	(578)
Other current liabilities	5,131	1,111	(1,009)	(22)	5,211
Cash flows from operating activities	5,055	9,760	(119)	—	14,696

Cash flows from investing activities:
Capital expenditures	—	(990)	(43)	—	(1,033)
Changes in other assets	4	482	—	—	486
Cash flows from investing activities	4	(508)	(43)	—	(547)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	22	(13,973)	(359)	13,951	(359)
Repayment of long-term debt	—	(1,582)	—	—	(1,582)
Proceeds from issuance of stock	23	—	—	—	23
Intercompany transactions	(5,104)	5,704	(600)	—	—
Cash flows from financing activities	(5,059)	(9,851)	(959)	13,951	(1,918)

Effect of exchange rate changes on cash	—	—	11	—	11

Increase (decrease) in cash	—	(599)	(1,110)	13,951	12,242
Cash, beginning of period	—	1,672	3,229	644	5,545

Cash, end of period	$—	$1,073	$2,119	$14,595	$17,787

ITEM 2                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Introduction

The Company, through its operating subsidiaries, is a world leader in the design, manufacture and marketing of high quality musical instruments.  The piano division concentrates on the high-end grand piano segment of the industry, hand crafting its Steinway pianos in New York and Germany, but also offers vertical pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, the Company is the largest domestic producer of band and orchestral instruments and offers a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well known brand names such as Bach, C.G. Conn, King, and Ludwig.  The Company sells its products through dealers and distributors worldwide.  Piano customers consist of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Band and orchestral instrument customers consist primarily of middle school and high school students, but also include adult amateur and professional musicians.

Significant Accounting Policies

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

Forward-Looking Statements

            Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated herein.  These risk factors include, but are not limited to, changes in general economic conditions, increased competition, exchange rate fluctuations, variations in the mix of product sold, fluctuations in effective tax rates resulting from shifts in sources of income and the ability to successfully integrate and operate acquired businesses.  Further information on these risk factors is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and its Final Prospectus filed in August 1996.

Results of Operations

Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001

                      Net Sales - Net sales decreased $13.5 million (13%) to $88.1 million in the first quarter of 2002. Piano sales decreased $8.5 million (19%) on a 27% decrease in Steinway shipments, which was partially offset by a 4% increase in Boston shipments.  The decrease in Steinway shipments, which was more pronounced in the U.S., with units down 34% as compared to an 11% decrease in shipments abroad, was primarily a result of the economic slowdown.  Band and orchestral instrument sales decreased $5.0 million (9%) on an overall unit decrease of 14%.   This decrease resulted from fewer dealer orders, which were exacerbated by a woodwind instrument promotion held in the fourth quarter of 2001 that shifted a significant number of unit sales, which typically would have occurred in the first quarter, to the prior year.

Gross Profit - Gross profit decreased by $6.3 million (20%) to $25.4 million.  Gross margins decreased from 31.2% in 2001 to 28.8% in 2002.  Piano margins decreased slightly from 36.3% in 2001 to 35.7% in 2002 as a result of both the lower proportion of concert grands sold abroad and the under absorption of overhead resulting from the periodic shutdowns at the Company’s domestic piano manufacturing facility.  Band and orchestral instrument margins decreased from 27.2% in 2001 to 23.9% in 2002.  This change was due to under absorption of overhead resulting from reduced production levels in consideration of current demand, as well as temporary inefficiencies caused by the implementation of the manufacturing revitalization project at one of the Company’s brasswind manufacturing plants. The Company expects that the implementation of the manufacturing revitalization project will continue to have an impact on band and orchestral instrument margins through the second quarter as the project draws to completion.

                      Operating Expenses — Overall operating expenses decreased by $1.9 million (10%) to $16.7 million in the first quarter.  $1.1 million of this decrease is attributable to reduced sales and marketing expenses associated with trade shows and advertising.  The remaining decrease is due to the Company’s implementation of SFAS No. 142, which resulted in a decrease in amortization expense of approximately $0.8 million.

                      Other Expense, net - Other expenses, primarily interest expense, decreased by $1.4 million (31%) to $3.0 million. Lower average outstanding debt balances resulting from decreased inventory levels and lower interest rates on the Company’s borrowings contributed significantly to the decrease.

                      Income Taxes — The Company’s effective tax rate decreased from 40.2% in 2001 to 35.1% in 2002 as a result of a shift towards income generated by the Company’s German divisions and a corresponding increased utilization of foreign tax credits.

Liquidity and Capital Resources

                      The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

                      Cash used in operations in the first three months of 2001 was $3.8 million, compared to cash provided by operations of $14.7 million in the first three months of 2002.  This change is due primarily to management’s control of working capital and the significant reduction of inventory balances in the current year period.

                      Capital expenditures of $1.4 million and $1.0 million in the first three months of 2001 and 2002, respectively, were used primarily for the purchase of new machinery, EPA compliance projects, and production facility improvements.  The Company expects to expend approximately $5-6 million in 2002 for capital projects primarily related to equipment modernization and production efficiency.

                      The Company’s real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended to accommodate the $150.0 million 8.75% Senior Note offering completed on April 19, 2001, provides the Company with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.   The Credit facility expires on September 14, 2008.  As of March 30, 2002, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances was approximately $85.0 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €19.9 million ($17.3 million at the March 30, 2002 exchange rate).

                      The Company’s long-term financing consists primarily of $150.0 million of 8.75% Senior Notes, $58.5 million of term loans outstanding under the Credit Facility and $792 of notes payable to foreign banks.  On April 19, 2001, the Company completed a $150.0 million senior note offering at 8.75%.  The proceeds of the offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance paying down the Credit Facility.  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.  The Company’s debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on its ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.

                      The Company anticipates that revenues and results from operations for 2002 will be comparable to 2001.  Management expects to continue its focus on maintaining sufficient, but not excessive, inventory levels, repaying debt, expanding market share, and improving production efficiency.  The Company is not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2002.

New Accounting Pronouncements

                      On January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived assets. During the second quarter of fiscal year 2002, the Company will complete the transitional impairment test as required by SFAS No. 142.  Based on facts and circumstances in existence at March 30, 2002, the Company does not anticipate that, upon completion of the transitional impairment test, it will need to change the nature or carrying amounts of its goodwill or trademark assets.  If these rules had applied to goodwill and trademark assets for the first quarter of 2001, the result would have been to increase related pretax income by approximately $764 and net income by approximately $547, or $.06 per share.

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

                      On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

ITEM 3                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

                      The Company is exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  The Company mitigates its foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts.  These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

                      Although the majority of the Company’s long-term debt is at a fixed interest rate, the Company’s revolving loans and term loans bear interest at rates that fluctuate with changes in LIBOR.  As such, the Company’s interest expense on its revolving loans and term loans and the fair value of its fixed long-term debt are sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on the Company’s interest expense and the fair value of its long-term debt would not be materially different than that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II       OTHER INFORMATION

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        None

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 30, 2002.

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

Date:   May 10, 2002