Form 10-Q
period 2002-06-29
STEINWAY MUSICAL INSTRUMENTS INC
filed 2002-08-09
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 305 Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of Common Stock issued and outstanding as of July 19, 2002:	Class A	477,953
	Ordinary	8,390,896
	Total	8,868,849

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
Net sales	$83,661	$78,349	$185,242	$166,408
Cost of sales	56,597	53,964	126,469	116,660
Gross Profit	27,064	24,385	58,773	49,748

Operating expenses:
Sales and marketing	10,426	9,949	22,195	20,630
General and administrative	5,140	5,362	10,771	10,929
Amortization	1,044	289	2,159	578
Other operating expense	353	250	475	407
Total operating expenses	16,963	15,850	35,600	32,544

Income from operations	10,101	8,535	23,173	17,204

Interest expense, net	4,529	3,489	9,066	6,790
Other income, net	(229)	(1,238)	(394)	(1,543)

Income before income taxes	5,801	6,284	14,501	11,957

Provision for income taxes	2,100	2,200	5,600	4,190

Income before extraordinary loss	3,701	4,084	8,901	7,767

Extraordinary loss on early extinguishment of debt (net of tax benefit of $2,662)	3,950	—	3,950	—

Net income (loss)	$(249)	$4,084	$4,951	$7,767

Earnings per share:
Basic earnings per share before extraordinary loss	$0.41	$0.46	$1.00	$0.88
Extraordinary loss on early extinguishment of debt	(0.44)	—	(0.44)	—
Basic earnings per share	$(0.03)	0.46	$0.55	0.88

Diluted earnings per share before extraordinary loss	$0.41	$0.46	$1.00	$0.87
Extraordinary loss on early extinguishment of debt	(0.44)	—	(0.44)	—
Diluted earnings per share	$(0.03)	0.46	$0.55	0.87

Weighted average shares:
Basic	8,931,500	8,860,834	8,931,500	8,854,103
Diluted	8,931,500	8,915,071	8,931,500	8,891,756

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	December 31, 2001	June 29, 2002
ASSETS:
Current assets:
Cash	$5,545	$4,214
Accounts, notes and leases receivable, net of allowance for bad debts of $10,909 and $11,067 in 2001 and 2002, respectively	82,188	97,233
Inventories	161,124	165,065
Prepaid expenses and other current assets	4,484	4,624
Deferred tax assets	5,636	5,931
Total current assets	258,977	277,067

Property, plant and equipment, net of accumulated depreciation of $45,105 and $50,598 in 2001 and 2002, respectively	104,011	102,974
Goodwill, net of accumulated amortization of $5,999 and $6,190 in 2001 and 2002, respectively	27,917	28,939
Other assets, net	13,993	12,340
Trademarks, net of accumulated amortization of $12,599 and $13,183 in 2001 and 2002, respectively	9,142	9,463

TOTAL ASSETS	$414,040	$430,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,446	$6,978
Accounts payable	7,682	7,868
Other current liabilities	34,095	35,137
Total current liabilities	49,223	49,983

Long-term debt	203,757	205,639
Deferred tax liabilities	27,118	27,613
Other liabilities	13,571	15,504
Total liabilities	293,669	298,739

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	72,178	72,584
Retained earnings	76,711	84,478
Accumulated other comprehensive income	(12,674)	(9,174)
Treasury stock, at cost	(15,853)	(15,853)
Total stockholders’ equity	120,371	132,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,040	$430,783

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2001	June 29, 2002
Cash flows from operating activities:
Net income	$4,951	$7,767
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,966	5,580
Early extinguishment of debt	3,950	—
Deferred tax benefit	(660)	(212)
Other	293	235
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(20,037)	(14,334)
Inventories	(18,213)	(1,221)
Prepaid expenses and other current assets	58	(191)
Accounts payable	(4,448)	(2)
Other current liabilities	(1,531)	553
Cash flows from operating activities	(28,671)	(1,825)

Cash flows from investing activities:
Capital expenditures	(3,012)	(2,341)
Proceeds from disposals of fixed assets	1	—
Changes in other assets	132	1,135
Cash flows from investing activities	(2,879)	(1,206)

Cash flows from financing activities:
Net borrowings under lines of credit	239	4,469
Repayments of long-term debt	(115,833)	(3,166)
Proceeds from issuance of debt	150,000	—
Debt issuance costs	(4,335)	—
Proceeds from issuance of stock	—	406
Cash flows from financing activities	30,071	1,709

Effect of foreign exchange rate changes on cash	119	(9)

Decrease in cash	(1,360)	(1,331)
Cash, beginning of period	4,989	5,545

Cash, end of period	$3,629	$4,214

Supplemental Cash Flow Information
Interest paid	$10,331	$7,652
Taxes paid	$7,005	$3,767

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2002

(In Thousands Except Share Data)

(Unaudited)

(1)       Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and six months ended June 30, 2001 and June 29, 2002 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2001, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.  The results of operations for the three months and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.

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

Income per Common Share — Basic income per share is computed using the weighted average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of the Company’s outstanding options using the treasury stock method, except when such items would be antidilutive.  A reconciliation of the weighted average shares used for the basic and diluted computations for the three month and six month periods ended June 30, 2001 and June 29, 2002 is as follows:

	Three months ended		Six months ended
	2001	2002	2001	2002
Weighted average shares:
For basic income per share	8,931,500	8,860,834	8,931,500	8,854,103
Dilutive effect of stock options	—	54,237	—	37,653
For diluted income per share	8,931,500	8,915,071	8,931,500	8,891,756

Comprehensive Income — Other comprehensive income is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets.  Total comprehensive income for the three month and six month periods ended June 30, 2001 and June 29, 2002 is as follows:

	Three months ended		Six months ended
	2001	2002	2001	2002
Net income (loss)	$(249)	$4,084	$4,951	$7,767
Other comprehensive income (loss)	(634)	4,180	(2,882)	3,500
Total comprehensive income (loss)	$(883)	$8,264	$2,069	$11,267

New Accounting Pronouncements — On January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived assets. If SFAS No. 142 had applied at the beginning of 2001 to goodwill and trademark assets, the result would have been to increase pretax income for the three months ended June 30, 2001 by approximately $0.7 million and related net income by approximately $0.6 million, or $.06 per share.  For the six months ended June 30, 2001, the result would have been to increase pretax income by approximately $1.5 million and related net income by approximately $1.1 million, or $.12 per share.  During the second quarter of fiscal year 2002, the Company completed the transitional impairment test of goodwill and trademarks as required by SFAS No. 142.  No impairment was indicated.  Changes in the balances reported for goodwill, trademarks, and related amortization are the result of currency translation.

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

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses, among other things, the treatment of gains and losses resulting from the early extinguishment of debt.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Early Extinguishment of Debt,” which required that all gains and losses from the extinguishment of debt be aggregated and, if material, reported as an extraordinary item.  SFAS No. 145 requires that these gains and losses be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30.  SFAS No. 145 also amends SFAS No. 13,

“Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.  The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002.  The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)         Inventories

Inventories consist of the following:

	December 31, 2001	June 29, 2002
Raw materials	$20,948	$19,471
Work in process	52,967	58,606
Finished goods	87,209	86,988
Total	$161,124	$165,065

(4)         Other Income, Net

Other (income) expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
West 57th Building income	$(1,164)	$(1,164)	$(2,327)	$(2,327)
West 57th building expenses	810	810	1,624	1,624
Foreign exchange (gain) loss, net	170	(584)	504	(474)
Miscellaneous	(45)	(300)	(195)	(366)
Other income, net	$(229)	$(1,238)	$(394)	$(1,543)

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

(6)         Segment Information

The Company has identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  These segments were selected based upon the way in which management oversees and evaluates the results of each operation.  In the past, the Company has reported net income by segment as its measure of profit or loss. These amounts included intercompany allocations of items such as interest and taxes not completely under the control of the segment.  Commencing with this report, the Company will include income from operations as a more meaningful measurement of profit or loss for the segments.  Income from operations for the reportable segments includes certain corporate costs allocated to the segments based primarily on revenue, as well as intercompany profit.   Amounts reported as “Other & Elim” include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination.  The following tables present information about the Company’s operating segments for the three month and six month periods ended June 30, 2001 and June 29, 2002:

Three months ended 2001	Piano Segment				Band and Orchestral Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$24,995	$7,945	$5,606	$38,546	$44,164	$951	$45,115	$—	$83,661
Income from operations	2,744	1,028	1,095	4,867	5,514	(15)	5,499	(265)	10,101

Three months ended 2002	Piano Segment				Band and Orchestral Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$24,984	$8,534	$4,780	$38,298	$39,137	$914	$40,051	$—	$78,349
Income from operations	3,576	890	707	5,173	3,926	27	3,953	(591)	8,535

Six months ended 2001	Piano Segment				Band and Orchestral Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$54,322	$17,292	$11,828	$83,442	$99,574	$2,226	$101,800	$—	$185,242
Income from operations	6,618	2,105	2,565	11,288	12,440	22	12,462	(577)	23,173

Six months ended 2002	Piano Segment				Band and Orchestral Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$48,482	$16,584	$9,652	$74,718	$89,807	$1,883	$91,690	$—	$166,408
Income from operations	6,184	1,889	1,456	9,529	8,758	53	8,811	(1,136)	17,204

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 29, 2002

(In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Net sales	$—	$143,064	$28,972	$(5,628)	$166,408
Cost of sales	—	103,665	18,459	(5,464)	116,660

Gross profit	—	39,399	10,513	(164)	49,748

Operating expenses:
Sales and marketing	—	16,168	4,478	(16)	20,630
General and administrative	2,252	6,468	2,209	—	10,929
Amortization	226	350	2	—	578
Other operating (income) expense	(1,461)	1,426	426	16	407
Total operating expenses	1,017	24,412	7,115	—	32,544

Income (loss) from operations	(1,017)	14,987	3,398	(164)	17,204

Interest (income) expense, net	(548)	7,203	135	—	6,790
Other income, net	—	(1,512)	(31)	—	(1,543)

Income (loss) before income taxes	(469)	9,296	3,294	(164)	11,957

Provision for (benefit of) income taxes	(148)	3,106	1,283	(51)	4,190

Net income (loss)	$(321)	$6,190	$2,011	$(113)	$7,767

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 29, 2002

(In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,518	$1,696	$—	$4,214
Accounts, notes and leases receivable, net	—	87,711	10,009	(487)	97,233
Inventories	—	135,512	30,604	(1,051)	165,065
Prepaid expenses and other current assets	230	3,665	729	—	4,624
Deferred tax assets	—	5,549	4,891	(4,509)	5,931
Total current assets	230	234,955	47,929	(6,047)	277,067

Property, plant and equipment, net	185	89,039	13,750	—	102,974
Investment in subsidiaries	71,143	255,666	—	(326,809)	—
Goodwill, net	—	18,795	10,144	—	28,939
Other assets, net	4,864	7,188	288	—	12,340
Trademarks, net	—	6,280	3,183	—	9,463

TOTAL ASSETS	$76,422	$611,923	$75,294	$(332,856)	$430,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,347	$631	$—	$6,978
Accounts payable	286	5,994	2,075	(487)	7,868
Other current liabilities	(11,214)	38,019	13,784	(5,452)	35,137
Total current liabilities	(10,928)	50,360	16,490	(5,939)	49,983

Long-term debt	150,014	55,625	—	—	205,639
Intercompany	(117,455)	113,792	3,663	—	—
Deferred tax liabilities	—	20,762	6,851	—	27,613
Other liabilities	276	2,099	13,129	—	15,504
Total liabilities	21,907	242,638	40,133	(5,939)	298,739

Stockholders’ equity	54,515	369,285	35,161	(326,917)	132,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,422	$611,923	$75,294	$(332,856)	$430,783

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 29, 2002

 (In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(321)	$6,190	$2,011	$(113)	$7,767
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	257	4,556	767	—	5,580
Deferred tax benefit	—	(130)	(82)	—	(212)
Other	—	165	70	—	235
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(15,537)	838	365	(14,334)
Inventories	—	1,180	(2,565)	164	(1,221)
Prepaid expenses and other current assets	9	(288)	121	(33)	(191)
Accounts payable	202	(86)	247	(365)	(2)
Other current liabilities	4,529	(3,241)	(684)	(51)	553
Cash flows from operating activities	4,676	(7,191)	723	(33)	(1,825)

Cash flows from investing activities:
Capital expenditures	—	(2,261)	(80)	—	(2,341)
Changes in other assets	(58)	1,160	—	33	1,135
Cash flows from investing activities	(58)	(1,101)	(80)	33	(1,206)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(6)	5,760	(641)	(644)	4,469
Repayment of long-term debt	—	(3,166)	—	—	(3,166)
Proceeds from issuance of stock	406	—	—	—	406
Intercompany transactions	(5,018)	6,544	(1,526)	—	—
Cash flows from financing activities	(4,618)	9,138	(2,167)	(644)	1,709

Effect of exchange rate changes on cash	—	—	(9)	—	(9)

Increase (decrease) in cash	—	846	(1,533)	(644)	(1,331)
Cash, beginning of period	—	1,672	3,229	644	5,545

Cash, end of period	$—	$2,518	$1,696	$—	$4,214

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Significant Accounting Policies

The nature of the Company’s business - the production and sale of musical instruments - is such that it rarely involves application of highly complex or subjective accounting principles.  The accounting policies that are subject to significant management estimates are those normally found in traditional businesses and include inventory reserves, accounts receivable reserves, recourse reserves on notes receivable, and warranty reserves.  The Company has significant experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  Management regularly performs assessments of the underlying assumptions and believes that they provide a reasonable basis for the estimates contained in the Company’s financial statements.

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

Results of Operations

Three Months Ended June 29, 2002 Compared to Three Months Ended June 30, 2001

Net Sales - Net sales decreased $5.3 million (6%) to $78.3 million in the second quarter of 2002. Piano sales remained consistent, decreasing only $0.2 million (less than 1%) to $38.3 million, as a 9% decrease in Steinway shipments was offset by a 21% increase in shipments of Boston product lines (Boston and Essex pianos).  The decrease in Steinway shipments was primarily a result of the continued economic slowdown, whereas the increase in Boston product shipments, driven by an increase in domestic shipments of over 40%, was attributable to the resurgence of the mid-priced piano market.  Band and orchestral instrument sales decreased $5.1 million (11%) on an overall unit decrease of 15%.   Increased fiscal constraints on school budgets reduced background instrument sales.  In addition, dealers continued to refurbish their rental pool instruments, resulting in fewer orders in the current period.

Gross Profit - Gross profit decreased by $2.7 million (10%) to $24.4 million.  Gross margins decreased from 32.3% in 2001 to 31.1% in 2002.  Piano margins decreased from 37.7% in 2001 to 35.9% in 2002, partly as a result of the increase in the proportion of Boston product sold.  The Company’s German manufacturing facility took a week of shutdown in order to control inventory levels.  The resulting under absorption of overhead also contributed to the decrease in margins.  Band and orchestral instrument margins decreased from 27.7% in 2001 to 26.5% in 2002.  This drop was primarily due to under absorption of overhead resulting from production levels reduced in line with current demand.  Temporary inefficiencies caused by the implementation of the manufacturing revitalization project at one of the Company’s brasswind manufacturing plants was also a factor. The Company’s manufacturing revitalization project was completed in June 2002.  The Company expects a continued impact on margins into the third quarter as employees complete the retraining process resulting from this project.

Operating Expenses — Overall operating expenses decreased by $1.1 million (7%) to $15.9 million in the second quarter.  $0.4 million of this decrease is attributable to reduced sales and marketing expenses associated with trade shows and advertising.  The remaining decrease is due to the Company’s implementation of SFAS No. 142, which resulted in a decrease in amortization expense of approximately $0.8 million.

Other Expense, net — Other expenses decreased by $2.0 million (48%) to $2.3 million. Lower average outstanding debt balances resulting from decreased inventory levels and lower interest rates on the Company’s borrowings resulted in a decrease in net interest expense of $1.0 million.  Foreign exchange gains of $0.6 million, as compared to a foreign exchange loss of $0.2 million in the prior period, also contributed to the decrease.

Income Taxes — The Company’s effective tax rate decreased from 36.2% in 2001 to 35.0% in 2002 as a result of increased utilization of foreign tax credits.

Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001

Net Sales - Net sales decreased $18.8 million (10%) to $166.4 million in the first half of 2002. Piano sales decreased $8.7 million (10%) on a 19% decrease in Steinway shipments, which was partially offset by a 10% increase in Boston product line shipments.  The decrease in Steinway shipments, which was more pronounced in the U.S., with units down 24% as compared to a 6% decrease in shipments abroad, was primarily a result of the economic slowdown.  Boston product also fared well domestically, with units up 20%, driving the overall increase in Boston product units.  Band and orchestral instrument sales decreased $10.1 million (10%) on an overall unit decrease of 14%.   A woodwind instrument promotion

held in the fourth quarter of 2001 shifted a significant number of unit sales, which typically would have occurred in the first quarter, to the prior year, contributing to the decrease.  Reduction of background instrument sales to school districts due to fiscal constraints on school budgets was also a factor.

Gross Profit - Gross profit decreased by $9.0 million (15%) to $49.7 million.  Gross margins decreased from 31.7% in 2001 to 29.9% in 2002.  Piano margins decreased from 37.0% in 2001 to 35.8% in 2002 primarily as a result of the under absorption of overhead associated with the periodic shutdowns at the Company’s piano manufacturing facilities.  In addition, the lower proportion of concert grands sold abroad and the increased proportion of Boston product sold negatively impacted gross margin.  Band and orchestral instrument margins decreased from 27.4% in 2001 to 25.1% in 2002.  This change was due to under absorption of overhead resulting from reduced production levels as well as temporary inefficiencies caused by the implementation of the manufacturing revitalization project completed in June 2002.

Operating Expenses — Overall operating expenses decreased by $3.1 million (9%) to $32.5 million in the first half of 2002.  $1.5 million of this decrease is attributable to reduced sales and marketing expenses due to select promotional events and streamlined advertising resources.  The remaining decrease is due to the Company’s implementation of SFAS No. 142, which resulted in a decrease in amortization expense of approximately $1.6 million.

Other Expense, net - Other expenses decreased by $3.4 million (39%) to $5.2 million. Lower average outstanding debt balances resulting from working capital management and lower interest rates on the Company’s borrowings resulted in a decrease in net interest expense of $2.3 million.  The Company also recorded foreign exchange gains of $0.5 million for the first half of 2002, as compared to a recorded loss of approximately $0.5 million in the prior year period.

Income Taxes — The Company’s effective tax rate decreased from 38.6% in 2001 to 35.0% in 2002 as a result of the Company’s increased utilization of foreign tax credits in the current year.

Liquidity and Capital Resources

The Company has relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under its working capital line, to finance its operations, repay long-term indebtedness and fund capital expenditures.

Cash used in operations in the first six months of 2002 was $1.8 million, compared to cash used in operations of $28.7 million in the first six months of 2002.  This significant improvement is due primarily to management’s control of working capital and the significant reduction of inventory in the current year period.

Capital expenditures of $3.0 million and $2.3 million in the first half of 2001 and 2002, respectively, were used primarily for the purchase of new machinery, production facility improvements, and EPA compliance projects.  The Company expects to expend approximately $5-6 million in 2002 for capital projects primarily related to equipment modernization and production efficiency.

The Company’s real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended to accommodate the $150.0 million 8.75% Senior Note offering completed on April 19, 2001, provides the Company with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.   The Credit facility expires on September 14, 2008.  As of June 29, 2002, revolving credit loans outstanding were approximately $5.1 million and availability based on eligible accounts receivable and inventory balances, net of letter of credit deductions of $0.7 million, was approximately $79.2 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €19.9 million ($19.7 million at the June 29, 2002 exchange rate).  The Company had $0.6 million in foreign loans outstanding as of June 29, 2002.

The Company’s long-term financing consists primarily of $150.0 million of 8.75% Senior Notes and $56.9 million of term loans outstanding under the Credit Facility.  On April 19, 2001, the Company completed a $150.0 million senior note offering at 8.75%.  The proceeds of the offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance paying down the Credit Facility.  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.  The Company’s debt agreements contain restrictive covenants that place certain restrictions on the Company, including restrictions on its ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  The Company is in compliance with all such covenants.

The Company permits dealers to convert open accounts to notes payable to the Company.  The note program is offered in January and October and coincides with the receivable dating program.  In most instances, the note receivable is secured by dealer inventories and receivables.   Historically, a portion of the Company’s notes receivable has been sold to a third-party financing company on a full recourse basis.  The Company has not renewed its arrangement, which expired on August 1, 2002, with the third-party financing company, and intends to maintain all notes receivable internally.  The Company will not be receiving a cash infusion from the sale of these notes in September 2002, and will use the Credit Facility, as needed, to supplement its cash flow.  However, due to the Company’s working capital and debt management focus, it expects that additional borrowings on the Credit Facility due to this change in policy to be minimal.

Management expects to continue its focus on maintaining sufficient, but not excessive, inventory levels, repaying debt, maintaining and expanding market share, and improving production efficiency.  The Company is not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2002.

New Accounting Pronouncements

On January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived assets. If SFAS No. 142 had applied at the beginning of 2001 to goodwill and trademark assets, the result would have been to increase pretax income for the three months ended June 30, 2001 by approximately $0.7 million and related net income by approximately $0.6 million, or $.06 per share.  For the six months ended June 30, 2001, the result would have been to increase pretax income by approximately $1.5 million and related net income by approximately $1.1 million, or $.12 per share.  During the second quarter of fiscal year 2002, the Company completed the transitional impairment test of goodwill and trademarks as required by SFAS No. 142.  No impairment was indicated.  Changes in the balances reported for goodwill, trademarks, and related amortization are the result of currency translation.

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

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses, among other things, the treatment of gains and losses resulting from the early extinguishment of debt.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Early Extinguishment of Debt,” which required that all gains and losses from the early extinguishment of debt be aggregated and, if material, reported as an extraordinary item.  SFAS No. 145 requires that these gains and losses be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30.  SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions.  The provisions of SFAS No. 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002.  The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002.  The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 17, 2002, the Board of Directors was re-elected in its entirety.  The votes cast for each nominee were as follows:

	For	Withheld
Kyle Kirkland	51,523,770	722,155
Dana D. Messina	51,412,989	832,936
Thomas T. Burzycki	51,751,162	494,763
Bruce A. Stevens	51,751,162	494,763
A. Clinton Allen	51,743,864	502,061
Rudolph K. Kluiber	51,748,162	497,763
Peter McMillan	51,747,889	498,036

The proposal to approve the Company’s Amended and Restated 1996 Stock Plan (the “Amendment”) was approved.  Voting results were 48,104,048 votes cast for, 1,697,877 votes against, 514,213 abstentions, and 1,929,787 shares not voted.  The Amendment increased the number of shares of the Company’s Common Stock reserved for issuance by 721,750, allowed the Company’s outside directors to participate in the Plan, and limited Option Committee membership to outside directors.  It also eliminated the Company’s obligation to obtain substitute stock options during a merger, revised the Plan to generally conform to the latest tax and other regulatory requirements, and reduced the requirements for future Stock Plan amendments to board approval only.

The proposal to ratify Deloitte & Touche to serve as the Company’s independent auditors for the fiscal year ending December 31, 2002 was approved with 52,187,189 votes cast for, 56,222 votes against, and 2,514 abstentions.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

99.1 Sarbanes-Oxley Act § 906 Certification

(b)         Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 29, 2002.

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

Date:   August 9, 2002