Form 10-Q
period 2002-09-28
STEINWAY MUSICAL INSTRUMENTS INC
filed 2002-11-12
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

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

Number of shares of Common Stock issued and outstanding as of November 1, 2002:	Class A	477,953
	Ordinary	8,482,285
	Total	8,906,238

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Net sales	$82,885	$75,320	$268,127	$241,728
Cost of sales	58,576	54,019	185,045	170,679
Gross Profit	24,309	21,301	83,082	71,049

Operating expenses:
Sales and marketing	9,544	9,497	31,739	30,127
General and administrative	5,548	5,286	16,319	16,215
Amortization	1,044	288	3,203	866
Other operating expense	148	204	623	611
Total operating expenses	16,284	15,275	51,884	47,819

Income from operations	8,025	6,026	31,198	23,230

Interest expense, net	4,416	3,555	13,482	10,345
Other income, net	(692)	(390)	(1,086)	(1,933)

Income before income taxes	4,301	2,861	18,802	14,818

Provision for income taxes	1,787	670	7,387	4,860

Net income before extraordinary loss	2,514	2,191	11,415	9,958

Extraordinary loss on early extinguishment of debt (net of tax benefit of $2,662)	—	—	3,950	—

Net income	$2,514	$2,191	$7,465	$9,958

Earnings per share:
Basic earnings per share before extraordinary loss	$0.28	$0.25	$1.28	$1.12
Extraordinary loss on early extinguishment of debt	—	—	(0.44)	—
Basic earnings per share	$0.28	0.25	$0.84	1.12

Diluted earnings per share before extraordinary loss	$0.28	$0.25	$1.28	$1.12
Extraordinary loss on early extinguishment of debt	—	—	(0.44)	—
Diluted earnings per share	$0.28	0.25	$0.84	1.12

Weighted average shares:
Basic	8,947,342	8,894,580	8,936,781	8,867,595
Diluted	8,947,342	8,894,620	8,936,781	8,892,453

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	December 31, 2001	September 28, 2002

ASSETS:
Current assets:
Cash	$5,545	$4,378
Accounts, notes and leases receivable, net of allowance for bad debts of $10,909 and $11,933 in 2001 and 2002, respectively	82,188	99,478
Inventories	161,124	163,864
Prepaid expenses and other current assets	4,484	4,788
Deferred tax assets	5,636	5,910
Total current assets	258,977	278,418

Property, plant and equipment, net of accumulated depreciation of $45,105 and $52,812 in 2001 and 2002, respectively	104,011	101,987
Other assets, net	13,993	12,773
Trademarks	9,142	9,429
Goodwill	27,917	28,831

TOTAL ASSETS	$414,040	$431,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,446	$9,361
Accounts payable	7,682	6,921
Other current liabilities	34,095	32,495
Total current liabilities	49,223	48,777

Long-term debt	203,757	205,267
Deferred tax liabilities	27,118	27,430
Other liabilities	13,571	15,476
Total liabilities	293,669	296,950

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	72,178	73,172
Retained earnings	76,711	86,669
Accumulated other comprehensive income	(12,674)	(9,509)
Treasury stock, at cost	(15,853)	(15,853)
Total stockholders’ equity	120,371	134,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,040	$431,438

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2001	September 28, 2002
Cash flows from operating activities:
Net income	$7,465	$9,958
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	10,369	8,337
Early extinguishment of debt	3,950	—
Deferred tax benefit	(1,003)	(308)
Other	472	298
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(17,720)	(16,656)
Inventories	(12,783)	(621)
Prepaid expenses and other current assets	(331)	(237)
Accounts payable	(3,387)	(951)
Other current liabilities	2,502	(1,895)
Cash flows from operating activities	(10,466)	(2,075)

Cash flows from investing activities:
Capital expenditures	(4,478)	(3,626)
Proceeds from disposals of fixed assets	221	4
Changes in other assets	63	211
Cash flows from investing activities	(4,194)	(3,411)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(13,233)	8,112
Proceeds from issuance of long-term debt	150,000	—
Repayments of long-term debt	(117,512)	(4,753)
Debt issuance costs	(4,478)	—
Proceeds from issuance of stock	454	994
Purchase of treasury stock	(336)	—
Cash flows from financing activities	14,895	4,353

Effect of foreign exchange rate changes on cash	133	(34)

Increase (decrease) in cash	368	(1,167)
Cash, beginning of period	4,989	5,545

Cash, end of period	$5,357	$4,378

Supplemental Cash Flow Information
Interest paid	$11,815	$8,259
Taxes paid	$9,293	$8,526

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2002

(In Thousands Except Share and Per Share Data)

(Unaudited)

(1)         Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and nine months ended September 29, 2001 and September 28, 2002 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2001, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.  The results of operations for the three months and nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this form “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)         Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of our direct and indirect wholly owned subsidiaries, including The Steinway Piano Company, Inc. (“Steinway”), The Selmer Company, Inc. (“Selmer”), and United Musical Instruments Holdings, Inc. (“UMI”).  Significant intercompany balances have been eliminated in consolidation.

Income per Common Share – Basic income per share is computed using the weighted average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of our outstanding options using the treasury stock method, except when such items would be antidilutive.  A reconciliation of the weighted average shares used for the basic and diluted computations for the three month and nine month periods ended September 29, 2001 and September 28, 2002 is as follows:

	Three months ended		Nine months ended
	2001	2002	2001	2002
Weighted average shares:
For basic income per share	8,947,342	8,894,580	8,936,781	8,867,595
Dilutive effect of stock options	—	40	—	24,858
For diluted income per share	8,947,342	8,894,620	8,936,781	8,892,453

Comprehensive Income – Other comprehensive income is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets.  Total comprehensive income for the three month and nine month periods ended September 29, 2001 and September 28, 2002 is as follows:

	Three months ended		Nine months ended
	2001	2002	2001	2002

Net income	$2,514	$2,191	$7,465	$9,958
Other comprehensive income (loss)	1,999	(335)	(883)	3,165
Total comprehensive income	$4,513	$1,856	$6,582	$13,123

New Accounting Pronouncements – On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived assets. If SFAS No. 142 had applied at the beginning of 2001 to goodwill and trademark assets, the result would have been to increase pretax income for the three months ended September 29, 2001 by approximately $0.8 million and related net income by approximately $0.5 million, or $.06 per share.  For the nine months ended September 29, 2001, the result would have been to increase pretax income by approximately $2.3 million and related net income by approximately $1.6 million, or $.18 per share.  Changes in the balances reported for goodwill and trademarks are the result of currency translation.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses, among other things, the treatment of gains and losses resulting from the early extinguishment of debt.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Early Extinguishment of Debt,” which required that all gains and losses from the extinguishment of debt be aggregated and, if material, reported as an extraordinary item.  SFAS No. 145 requires that these gains and losses be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30.  SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.  The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002.  SFAS No. 145 will require that upon adoption we restate our previously released financial statements to reflect the loss on extinguishment of debt in 2001 as an element of operating income; it will not change the amount of the loss recorded or, other than this reclassification, have a material impact on our financial position or results of operations.

On July 30, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.  The provisions of SFAS No. 146 are effective for disposal activities initiated after December 31, 2002.  We do not expect SFAS No. 146 to have a material impact on our financial position or results of operations.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)   Inventories

Inventories consist of the following:

	December 31, 2001	September 28, 2002

Raw materials	$20,948	$18,465
Work in process	52,967	60,973
Finished goods	87,209	84,426
Total	$161,124	$163,864

(4)   Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Three months ended		Nine months ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

West 57th Building income	$(1,164)	$(1,164)	$(3,491)	$(3,491)
West 57th building expenses	810	813	2,434	2,437
Foreign exchange (gain) loss, net	(51)	88	453	(386)
Miscellaneous	(287)	(127)	(482)	(493)
Other income, net	$(692)	$(390)	$(1,086)	$(1,933)

(5)   Commitments and Contingent Liabilities

Certain environmental matters are pending against one of our subsidiaries, which might result in monetary damages, the amount of which, if any, cannot be determined at the present time.  Philips Electronics, a previous owner of one of our subsidiaries, has agreed to hold us harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988.  Management believes that these matters will not have a material adverse impact on our results of operations or financial condition.

(6)   Segment Information

We have identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  These segments were selected based upon the way in which management oversees and evaluates the results of each operation.  In the past, we have reported net income by segment as our measure of profit or loss. These amounts included intercompany allocations of items such as interest and taxes not completely under the control of the segment. Income from operations is now utilized by management and by the chief operating decision maker as a more meaningful measurement of profit or loss for the segments.  Income from operations for the reportable segments includes certain corporate costs allocated to the segments based primarily on revenue, as well as intercompany profit.  Amounts reported as “Other & Elim” include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination.

The following tables present information about our operating segments for the three month and nine month periods ended September 29, 2001 and September 28, 2002:

Three months ended 2001	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$24,018	$8,939	$4,765	$37,722	$44,101	$1,062	$45,163	$—	$82,885
Income from operations	1,565	994	670	3,229	4,978	29	5,007	(211)	8,025

Three months ended 2002	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$24,049	$6,956	$4,535	$35,540	$38,524	$1,256	$39,780	$—	$75,320
Income from operations	2,739	(169)	454	3,024	3,343	50	3,393	(391)	6,026

Nine months ended 2001	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$78,340	$26,231	$16,593	$121,164	$143,675	$3,288	$146,963	$—	$268,127
Income from operations	8,183	3,099	3,235	14,517	17,418	51	17,469	(788)	31,198

Nine months ended 2002	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$72,531	$23,540	$14,187	$110,258	$128,331	$3,139	$131,470	$—	$241,728
Income from operations	8,923	1,720	1,910	12,553	12,101	103	12,204	(1,527)	23,230

(7)                     Summary of Guarantees

On April 19, 2001, we completed a $150.0 million 8.75% Senior Note offering.  The proceeds of the offering were used to redeem all of the then outstanding 11% Senior Subordinated Notes, with the balance used to pay down the domestic revolving credit facility.

Our payment obligations under the 8.75% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Selmer, Steinway, UMI and certain of our direct and indirect wholly-owned subsidiaries, each a Guarantor (the “Guarantor Subsidiaries”).  These subsidiaries represent all of our (the “Issuer”) operations conducted in the United States.  The remaining subsidiaries, which do not guarantee the 8.75% Senior Notes, represent non-U.S. operations (the “Non Guarantor Subsidiaries”).

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

Investments in subsidiaries are recorded on the cost method for purposes of the supplemental consolidating presentation.  Earnings of subsidiaries are therefore not reflected in the parent company’s investment accounts and earnings.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 28, 2002

(In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$207,386	$42,112	$(7,770)	$241,728
Cost of sales	—	150,699	27,596	(7,616)	170,679

Gross profit	—	56,687	14,516	(154)	71,049

Operating expenses:
Sales and marketing	—	23,230	6,929	(32)	30,127
General and administrative	3,391	9,621	3,203	—	16,215
Amortization	339	524	3	—	866
Other operating (income) expense	(2,290)	2,221	648	32	611
Total operating expenses	1,440	35,596	10,783	—	47,819

Income (loss) from operations	(1,440)	21,091	3,733	(154)	23,230

Interest (income) expense, net	(822)	10,955	212	—	10,345
Other income, net	—	(1,761)	(172)	—	(1,933)

Income (loss) before income taxes	(618)	11,897	3,693	(154)	14,818

Provision for (benefit of) income taxes	(152)	3,643	1,396	(27)	4,860

Net income (loss)	$(466)	$8,254	$2,297	$(127)	$9,958

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 28, 2002

(In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,060	$2,318	$—	$4,378
Accounts, notes and leases receivable, net	—	89,752	10,000	(274)	99,478
Inventories	—	133,911	30,994	(1,041)	163,864
Prepaid expenses and other current assets	298	3,746	744	—	4,788
Deferred tax assets	—	5,532	4,861	(4,483)	5,910
Total current assets	298	235,001	48,917	(5,798)	278,418

Property, plant and equipment, net	170	88,281	13,536	—	101,987
Investment in subsidiaries	71,143	255,666	—	(326,809)	—
Other assets, net	4,705	7,832	236	—	12,773
Trademarks	—	6,280	3,149	—	9,429
Goodwill	—	18,795	10,036	—	28,831

TOTAL ASSETS	$76,316	$611,855	$75,874	$(332,607)	$431,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,352	$3,009	$—	$9,361
Accounts payable	149	4,684	2,362	(274)	6,921
Other current liabilities	(11,141)	37,434	11,630	(5,428)	32,495
Total current liabilities	(10,992)	48,470	17,001	(5,702)	48,777

Long-term debt	150,054	55,213	—	—	205,267
Intercompany	(117,888)	113,983	3,905	—	—
Deferred tax liabilities	—	20,702	6,728	—	27,430
Other liabilities	230	2,158	13,088	—	15,476
Total liabilities	21,404	240,526	40,722	(5,702)	296,950

Stockholders’ equity	54,912	371,329	35,152	(326,905)	134,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,316	$611,855	$75,874	$(332,607)	$431,438

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 28, 2002

(In Thousands)

(Unaudited)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(466)	$8,254	$2,297	$(127)	$9,958
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	385	6,787	1,165	—	8,337
Deferred tax benefit	—	(173)	(135)	—	(308)
Other	—	161	137	—	298
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(17,578)	770	152	(16,656)
Inventories	—	2,501	(3,276)	154	(621)
Prepaid expenses and other current assets	(13)	(329)	138	(33)	(237)
Accounts payable	65	(1,396)	532	(152)	(951)
Other current liabilities	4,556	(3,767)	(2,657)	(27)	(1,895)
Cash flows from operating activities	4,527	(5,540)	(1,029)	(33)	(2,075)

Cash flows from investing activities:
Capital expenditures	—	(3,280)	(346)	—	(3,626)
Proceeds from disposal of fixed assets	—	4	—	—	4
Changes in other assets	(104)	282	—	33	211
Cash flows from investing activities	(104)	(2,994)	(346)	33	(3,411)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	34	6,940	1,782	(644)	8,112
Repayment of long-term debt	—	(4,753)	—	—	(4,753)
Proceeds from issuance of stock	994	—	—	—	994
Intercompany transactions	(5,451)	6,735	(1,284)	—	—
Cash flows from financing activities	(4,423)	8,922	498	(644)	4,353

Effect of exchange rate changes on cash	—	—	(34)	—	(34)

Increase (decrease) in cash	—	388	(911)	(644)	(1,167)
Cash, beginning of period	—	1,672	3,229	644	5,545

Cash, end of period	$—	$2,060	$2,318	$—	$4,378

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

Introduction

We, through our operating subsidiaries, are a world leader in the design, manufacture and marketing of high quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer vertical pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well known brand names such as Bach, C.G. Conn, King, and Ludwig.  We sell our products through dealers and distributors worldwide.  Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

Critical Accounting Policies

The nature of our business - the production and sale of musical instruments - is such that it rarely involves application of highly complex or subjective accounting principles.  The accounting policies that are subject to significant management estimates are those normally found in traditional businesses and include inventory reserves, accounts receivable reserves, reserves on notes receivable (including recourse reserves when notes had been sold to third parties), and warranty reserves.  We have significant experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  Management regularly performs assessments of the underlying assumptions and believes that they provide a reasonable basis for the estimates contained in our financial statements.

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated herein.  These risk factors include, but are not limited to, changes in general economic conditions, increased competition, work stoppages and slowdowns, exchange rate fluctuations, variations in the mix of products sold, fluctuations in effective tax rates resulting from shifts in sources of income, and the ability to successfully integrate and operate acquired businesses.  Further information on these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Final Prospectus filed in August 1996.

Results of Operations

Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001

Net Sales - Net sales decreased $7.6 million (9%) to $75.3 million in the third quarter of 2002. Piano sales decreased $2.2 million (6%) to $35.5 million, primarily as a result of the 14% decrease in Steinway shipments.  This decrease in Steinway shipments was due to the economic slowdown, which continues to affect the high-end piano markets both domestically and abroad.  However, this was mitigated somewhat by a 14% increase in shipments of Boston product lines (Boston and Essex pianos), which resulted from the continued resurgence of the mid-priced piano market.  Band and orchestral instrument sales decreased $5.4 million (12%) to $39.8 million on an overall unit decrease of 12%.  Fiscal constraints on school budgets and instrument dealers coupled with competitive pricing offered by many offshore manufacturers resulted in fewer instrument orders and sales in the current period.

Gross Profit - Gross profit decreased by $3.0 million (12%) to $21.3 million.  Gross margins decreased from 29.3% in 2001 to 28.3% in 2002.  Piano margins decreased slightly from 32.7% in 2001 to 32.5% in 2002, primarily as a result of a shift in mix to the lower margin Boston products.  Band and orchestral instrument margins decreased from 26.5% in 2001 to 24.5% in 2002.  This drop was primarily due to under absorption of overhead resulting from decreased production levels, which were reduced in line with current demand.  Although we completed our manufacturing revitalization project in June 2002, residual inefficiencies from the resulting retraining processes continued to impact margins during the third quarter.

Operating Expenses - Overall operating expenses decreased by $1.0 million (6%) to $15.3 million in the third quarter.  $0.3 million of this decrease is attributable to increased fiscal constraints on non-mandatory marketing and administrative expenses.  The remaining decrease is due to the adoption of SFAS No. 142, which resulted in a decrease in amortization expense of approximately $0.8 million.

Other Expenses, net - Other expenses decreased by $0.6 million (15%) to $3.2 million. Lower average outstanding debt balances resulted in a reduction of net interest expense of $0.9 million.  A foreign exchange loss of $0.1 million, as compared to a foreign exchange gain of $0.1 million in the prior period, also contributed to the change.

Income Taxes - Our effective tax rate decreased from 41.5% in 2001 to 23.4% in 2002.  Following completion of our tax filings for 2001, we have been able to more effectively gauge our ability to absorb foreign tax credits. As a result of the expected ratio of foreign source income to domestic income in the current year, we anticipate an effective rate of 30% for fiscal year 2002.  The rate of 23.4% was recorded in the current period in order to achieve the targeted rate for fiscal year 2002.

Nine Months Ended September 28, 2002 Compared to Nine Months Ended September 29, 2001

Net Sales - Net sales decreased $26.4 million (10%) to $241.7 million in the first three quarters of 2002. Piano sales decreased $10.9 million (9%) to $110.3 million on an 18% decrease in Steinway shipments, which was partially offset by an 11% increase in Boston product line shipments.  The decrease in Steinway shipments, which was relatively consistent domestically and overseas with units down 18% and 16% respectively, was primarily a result of the continued economic slowdown.  However, Boston product continued to fare well domestically, with units up 20%, driving the overall increase in Boston product shipments.  Band and orchestral instrument sales decreased $15.5 million (11%) to $131.5 million on an overall unit decrease of 14%.  Fiscal constraints on school budgets and instrument dealers has resulted in fewer background instrument sales, and inventory and rental pool replacement sales in the current period.  On certain instruments we continue to face pricing competition from offshore instrument manufacturers, which also contributed to the decrease.

Gross Profit - Gross profit decreased by $12.0 million (15%) to $71.0 million.  Gross margins decreased from 31.0% in 2001 to 29.4% in 2002.  Piano margins decreased from 35.6% in 2001 to 34.8% in 2002 primarily as a result of the under absorption of overhead associated with the periodic shutdowns at our piano manufacturing facilities.  The increased proportion of Boston product sold and the lower proportion of concert grands sold abroad also contributed to the decrease in gross margin.  Band and orchestral instrument margins decreased from 27.2% in 2001 to 24.9% in 2002.  This change was due to under absorption of overhead resulting from reduced production consistent with current demand levels.  The temporary inefficiencies caused by the implementation of the manufacturing revitalization project and the corresponding retraining processes were also a factor.

Operating Expenses - Overall operating expenses decreased by $4.1 million (8%) to $47.8 million in the current period.  $1.6 million of this decrease is attributable to reduced sales and marketing expenses due to more selective promotional events, streamlined advertising, and increased fiscal constraints on non-mandatory marketing costs.  The remaining decrease is primarily due to the adoption of SFAS No. 142, which resulted in a decrease in amortization expense of approximately $2.3 million.

Other Expense, net - Other expenses decreased by $4.0 million (32%) to $8.4 million. Lower average outstanding debt balances resulting from working capital management and lower interest rates on our borrowings resulted in a decrease in net interest expense of $3.1 million.  We also recorded foreign exchange gains of $0.4 million in the current period, as compared to a recorded loss of approximately $0.5 million in the prior year period, which contributed to the decrease.

Income Taxes - Our effective tax rate decreased from 39.3% in 2001 to 32.8% in 2002 as a result of our expected increased utilization of foreign tax credits in the current year. We anticipate an effective rate of 30% for fiscal year 2002.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Cash used in operations in the first nine months of 2002 was $2.1million, compared to cash used in operations of $10.5 million in the first nine months of 2001.  Prior to 2002, we sold notes receivable generated by our band and orchestral instruments segment to third-party financing companies.  We have discontinued this practice primarily because of our improved operating cash flow position.  Had we continued our historical practice of selling notes receivable, cash flow from operations would have improved by approximately $7.1 million, net of tax, during the nine-months ended September 28, 2002. This represents the estimated proceeds we would have received from such sales, as well as notes we repurchased from the third-party at the termination of the agreement.  Management’s control of working capital and the reduction of inventory in the current year period contributed significantly to the operational cash flow improvement in the current period.

Capital expenditures of $4.5 million and $3.6 million in the first three quarters of 2001 and 2002, respectively, were used primarily for the purchase of new machinery and equipment, production facility improvements, and EPA compliance projects.  In 2002, we expect to spend approximately $5-6 million for capital projects, consisting mainly of production efficiency and equipment modernization projects.

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.  The Credit facility expires on September 14, 2008.  As of September 28, 2002, revolving credit loans outstanding were approximately $6.3 million and availability based on eligible accounts receivable and inventory balances, net of letter of credit deductions of $0.7 million, was approximately $78.0 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €17.6 million ($17.3 million at the September 28, 2002 exchange rate).  We had $3.0 million in foreign loans outstanding as of September 28, 2002.

Our long-term financing consists primarily of $150.0 million of 8.75% Senior Notes and $55.3 million of term loans outstanding under the Credit Facility.  On April 19, 2001, we completed a $150.0 million senior note offering at 8.75%.  The proceeds of the offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance paying down the Credit Facility.  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated an extraordinary charge of approximately $4.0 million, net of tax of $2.7 million.  Our debt agreements contain restrictive covenants that place certain restrictions on us, including restrictions on our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We are in compliance with all such covenants.

Management expects to continue its focus on maintaining sufficient, but not excessive, inventory levels, repaying debt, maintaining and expanding market share, and improving production efficiency.  We are not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, management believes that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs through 2002.

Management has reserved 721,750 shares of our existing treasury stock to be utilized for the issuance of stock options under our Amended and Restated 1996 Stock Plan.  These options will have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

New Accounting Pronouncements

On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived assets. If SFAS No. 142 had applied at the beginning of 2001 to goodwill and trademark assets, the result would have been to increase pretax income for the three months ended September 29, 2001 by approximately $0.8 million and related net income by approximately $0.5 million, or $.06 per share.  For the nine months ended September 29, 2001, the result would have been to increase pretax income by approximately $2.3 million and related net income by approximately $1.6 million, or $.18 per share.  Changes in the balances reported for goodwill and trademarks are the result of currency translation.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses, among other things, the treatment of gains and losses resulting from the early extinguishment of debt.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Early Extinguishment of Debt,” which required that all gains and losses from the extinguishment of debt be aggregated and, if material, reported as an extraordinary item.  SFAS No. 145 requires that these gains and losses be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.  The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002.  SFAS No. 145 will require that upon adoption we restate our previously released financial statements to reflect the loss on extinguishment of debt in 2001 as an element of operating income; it will not change the amount of the loss recorded or, other than this reclassification, to have a material impact on our financial position or results of operations.

On July 30, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.  The provisions of SFAS No. 146 are effective for disposal activities initiated after December 31, 2002.  We do not expect SFAS No. 146 to have a material effect on our financial position or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts.  These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2001.

Although the majority of our long-term debt is at a fixed interest rate, our revolving loans and term loans bear interest at rates that fluctuate with changes in LIBOR.  As such, our interest expense on our revolving loans and term loans and the fair value of its fixed long-term debt are sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on our interest expense and the fair value of our long-term debt would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Mr. Messina, our President and Chief Executive Officer, and Mr. Hanson, our Senior Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Messina and Hanson concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b) Internal Controls

Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certifying letter, Dana Messina, President and Chief Executive Officer
99.2 Certifying letter, Dennis M. Hanson, Senior Executive Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended September 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

STEINWAY MUSICAL INSTRUMENTS, INC.

/s/ Dana D. Messina
Dana D. Messina
Director, President and Chief Executive Officer

/s/ Dennis M. Hanson
Dennis M. Hanson
Senior Executive Vice President and
Chief Financial Officer

Date: November 11, 2002

I, Dana D. Messina, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steinway Musical Instruments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Dana D. Messina

Dana D. Messina
Director, President and Chief Executive Officer

I, Dennis M. Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steinway Musical Instruments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
/s/ Dennis M. Hanson

Dennis M. Hanson
Senior Executive Vice President and Chief Financial Officer