Form 10-K
period 2002-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2003-03-18
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $118,156,493 as of February 27, 2003 and $164,617,681 as of June 28, 2002.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒   No ☐

Number of shares of Common Stock outstanding as of February 27, 2003:	Class A	477,953
	Ordinary	8,428,285
	Total	8,906,238

Documents incorporated by reference:  Part III - Items 10-13 - Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained throughout this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution you that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions; increased competition; work stoppages and slowdowns; exchange rate fluctuations; variations in the mix of products sold; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully integrate and operate acquired businesses which may cause actual results to differ materially from those indicated in this report.  We have included further information on these factors in our Final Prospectus filed in August 1996 and in Registration Statement No. 333-62790 filed in June 2001, particularly in the sections entitled “Risk Factors.”  We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

NOTE REGARDING INCORPORATION BY REFERENCE

The Securities and Exchange Commission (“SEC”) allows us to disclose certain information to you by referring you to other documents we have filed with the SEC.  The information that we refer you to is “incorporated by reference” into this Annual Report on Form 10-K.  Please read that information.

PART I

ITEM 1                   BUSINESS

Introduction

Steinway Musical Instruments, Inc. (the “Company”), formerly Selmer Industries, Inc., was incorporated in 1993 under Delaware law.   During the last ten years, the Company has made various acquisitions of musical instrument manufacturers, including Steinway Musical Properties in 1995 and United Musical Instruments in 2000.

The Company, through its wholly-owned subsidiaries, The Steinway Piano Company, Inc. (“Steinway”) and Conn-Selmer, Inc. (“Conn-Selmer”) is engaged in the design, manufacture, marketing, and distribution of high quality musical instruments.  Throughout this form “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

During 2002 we combined the operations of The Selmer Company (“Selmer”) and United Musical Instruments, Inc. (“UMI”) into Conn-Selmer.  The legal merger became effective on January 1, 2003. References to “Selmer” and “UMI” refer to events or circumstances prior to the merger.

Our principal executive offices are located at 800 South Street, Suite 305, Waltham, Massachusetts, 02453.  Our primary telephone number is 781-894-9770, and our Internet website is located at www.steinwaymusical.com.  All of our filings with the SEC are available free of charge, immediately upon filing, through the Investor Relations page on our website.

Financial Information by Segment and Geographic Location

Our revenues from external customers, operating profit, total assets, and financial information by geographic area for the last three years for our piano and band segments can be found in Note 17 to the consolidated financial statements included in this filing.

Business and Products

We are organized into two reportable segments — pianos and band and orchestral instruments.  Our piano division concentrates on the high-end grand piano market, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos as well as two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well known brand names such as Bach, C.G. Conn, King, and Ludwig.

The Steinway & Sons grand piano is considered to be the highest quality piano in the world and has one of the most widely recognized and prestigious brand names.  We sell our pianos worldwide through approximately 170 independent piano dealers and seven company-operated retail showrooms including those located in New York, London, Munich and Berlin.  In 2002, approximately 62% of piano sales were in the United States, 26% in Europe and the remaining 12% primarily in Asia. As of December 31, 2002, we had $1.5 million of backlog orders, which we expect to fill within the upcoming year, as compared to $4.3 million of backlog orders as of December 31, 2001. The change in backlog position is primarily attributable to the mix of products available for shipment as compared to the mix of products ordered by customers. We do not believe that our backlog order position is necessarily indicative of future results.

Our band and orchestral division holds the leading domestic market share in virtually all of our product lines.  Instruments are made by a highly skilled workforce at manufacturing facilities in Indiana, Ohio, North Carolina, Illinois and Arizona, and sold through approximately 1,800 independent dealers and distributors.  Beginner instruments accounted for 73% of band and orchestral unit sales and 47% of instrument revenues in 2002, with advanced and professional instruments representing the balance.  In 2002, approximately 83% of band sales were in the United States, 7% in Europe and the remaining 10% primarily in Asia.  As of December 31, 2002, we had $20.8 million of backlog orders, which we expect to fill within the upcoming year, as compared to $16.0 million in backlog orders as of December 31, 2001.  Similar to our piano segment, the change in backlog position is primarily attributable to the mix of products available for shipment as compared to the mix of products ordered by customers.  We do not believe that our backlog order position is necessarily indicative of future results.

We offer pianos, band and orchestral instruments and services through the following subsidiaries and operating divisions:

Steinway & Sons offers two premium-priced product lines: grand pianos and upright pianos.  Steinway pianos differ from all others in design specifications, materials used and the assembly process.  Grand pianos historically have accounted for the bulk of Steinway’s production.  We offer eight models of the grand piano ranging from the 5’1” baby grand to the largest 9’ concert grand.  The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions.  Steinway grand pianos are premium pianos in terms of quality and price, with retail prices generally ranging from $36,100 to $92,800 in the United States.  In 2002, we sold 2,947 grand pianos, of which 2,026 units were shipped from our New York facility to dealers in North and Latin America.  The remaining 921 units were shipped from our German facility to various countries in Europe and Asia.

Our upright pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations.  We also provide services, such as restoration, repair, replacement part sales, tuning and regulation of pianos at locations in New York, London, Hamburg and Berlin.  Restoration services range from minor damage repairs to complete restorations of old pianos.

Boston Piano Company offers two complete lines of grand and upright pianos for the mid-priced piano market under the Boston and Essex brand names.  These pianos, which were designed by us and are produced by Asian manufacturers, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor.  These pianos provide future Steinway grand piano customers with the opportunity to join the Steinway family of owners sooner, since our research indicates that the vast majority of Steinway customers have previously owned another piano.  The product lines also increase our business with our dealers, making us the dealer’s primary supplier in many instances, since these three product lines together offer a full spectrum of piano prices and styles.  The Boston and Essex product lines together offer thirteen grand piano models, with retail prices ranging from $5,200 to $37,425.

The Band Instrument Division manufactures brasswind and woodwind instruments, including piccolos, flutes, clarinets, oboes, bassoons, saxophones, trumpets, French horns, tubas, and trombones at facilities in Elkhart, Indiana, Eastlake, Ohio and Nogales, Arizona.  We also manufacture mouthpieces and distribute accessories such as oils, lubricants, polishes, stands, batons, straps, mutes and reeds.  We sell products under the Armstrong, Bach, C.G. Conn, Emerson, King, Selmer and Signet brand names to student, amateur and professional musicians. Suggested retail prices generally range from $675 to $1,700 for student instruments and from $1,025 to $8,350 for step-up and professional instruments.  We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics. We believe that specialization of products helps maintain a competitive edge in quality and product design.

We are the exclusive U.S. distributor for Selmer Paris products. The Selmer Paris saxophone is generally considered to be one of the best in the world.  Selmer Paris, in turn, has exclusive distribution rights to certain of our woodwind and brasswind products in France.

The Percussion Division manufactures and distributes acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, chimes, mallets and accessories.  We manufacture percussion products in Monroe, North Carolina and LaGrange, Illinois under the Ludwig and Musser brand names.  Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products.  Suggested retail prices range from $700 to $4,600 for acoustical drum outfits and from $2,000 to $16,500 for tuned percussion instruments.

The Stringed Instrument Division manufactures and distributes violins, violas, cellos, and basses, and accessories such as bridges, covers, mutes, pads, chin rests, rosins, strings, bows, cases and instrument care products.  Products are sold under the Glaesel, Hermann Beyer, Otto Bruckner, Scherl & Roth and William Lewis & Son brand names.  Suggested retail prices generally range from $525 to $2,100 for student instruments and from $1,000 to $11,000 for intermediate and advanced instruments. Components are primarily imported from Europe and Asia and assembled at our factory in Cleveland, Ohio.

Customers

Our core piano customer base consists of professional artists and amateur pianists, as well as institutions such as concert halls, conservatories, colleges, universities and music schools.  The majority of Steinway grand piano sales is to individuals.  These individuals are typically over 40 years old, have household income ranging from $150,000 to $300,000 per year and have a serious interest in music.  Sales to institutional customers have historically represented a larger portion of international revenue than domestic revenue.  Over the past several years, we have introduced several unique marketing programs designed to increase institutional sales in the United States.  As a result, domestic unit shipments to institutions increased nearly 5% in 2001 and another 2% in 2002 and they now represent 17% of domestic unit sales. Our largest piano dealer accounted for approximately 5% of piano sales in 2002, while the top 15 accounts represented 30% of piano sales.

The majority of our band instruments are purchased or rented from dealers by students enrolled in music education programs.  Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to an advanced or professional level instrument in high school or college.  We estimate that approximately 85% of our domestic band sales are generated through educational programs.  The remaining domestic band sales are to professional or amateur musicians or performing groups, including orchestras and symphonies.  Our largest band dealer accounted for approximately 8% of band sales in 2002, while the top 15 accounts represented approximately 32% of sales.

Sales and Marketing

Pianos. We distribute pianos primarily on a wholesale basis through approximately 170 select dealers around the world.  These dealers accounted for approximately 85% of pianos sold in 2002. The remaining 15% were sold directly by us at one of our seven company-operated retail locations.  We also have a Japanese subsidiary and a representative office in China to provide direct access to the expansive Asian piano market.

We employ district sales managers, whose responsibilities include developing close working relationships with domestic and international piano dealers. These highly experienced professionals provide sales training and technical support to dealers, as well as developing appropriate sales and marketing programs for consumers and institutions.  These sales managers are also responsible for promoting the Piano Bank and the Steinway Artists programs described below.

The Concert and Artist Piano Bank.  To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank (the “Piano Bank”).  The Piano Bank includes approximately 375 instruments worldwide.  Of these instruments, approximately 300 are located in the United States.  In New York City alone, the Steinway concert department has approximately 100 concert grands available for various occasions.  The balance of the domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program.  In addition to promoting our instruments in the music industry, the Piano Bank provides continuous feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist.  The Piano Bank instruments are generally sold after five years and replaced with new pianos.

Steinway Artists.  For years, we have successfully used renowned artists in our marketing programs.  This technique has helped reinforce recognition of the brand name Steinway and its association with quality.  The “Steinway Artists” program is the endorsement of world-class pianists who voluntarily select the Steinway piano. It is unique in that we do not pay artists to endorse our instruments.  To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano.  The Steinway Artist roster currently includes approximately 1,300 of the world’s finest pianists who perform on Steinway pianos.  In return for their endorsements, Steinway Artists are provided with access to the Piano Bank described above.

Distribution, Sales and Marketing of the Boston and Essex Piano Lines.  The Boston and Essex piano lines are targeted at the mid-priced segment of the market.  The lines provide both a broader product offering for dealers and entry-level products for future Steinway grand piano customers. With certain limited exceptions, we allow only Steinway dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines.  Increased traffic generated by these pianos creates current and future customers for Steinway.  We do not believe that the availability of lower-priced Boston and Essex alternatives has negatively impacted the sales of Steinway & Sons pianos.  These lines benefit from the “spillover” effect created by the marketing efforts supporting the main Steinway product line.

Band and Orchestral Instruments.  Band, string and percussion instruments and related accessories are distributed worldwide through approximately 1,800 independent musical instrument dealers and distributors.  These products are marketed by district sales managers and telemarketing representatives who are responsible for sales within assigned geographic territories in the United States and Canada.

Each district sales manager is also responsible for developing relationships with band and orchestral directors.  These directors represent all levels of music educators, from those who teach elementary school children through those involved at the college and professional levels. These individuals are the primary influence in the choice of an instrument brand.  Band directors will generally refer students to designated dealers for the purchase of instruments.  As part of our music director outreach and support strategy, we have developed Conn-Selmer University, which provides young teachers with the tools and instruction to excel in the music education environment.  We believe that our well-established, long-standing relationships with these influential music educators are an important component of our distribution strategy.

Internationally, we sell our products through dealers and distributors located in each major country.  International representatives help market our products to these dealers and distributors. Dealers and distributors in the United States and abroad are supported through incentive programs, advertising and promotional activities.  The primary methods of reaching customers are trade shows, educator conferences, print media, direct mail, telemarketing, the Internet and personal sales calls. We also actively advertise in consumer, educator and trade magazines and publications and provide educational materials, catalogs and product specifications to students, educators, dealers and distributors.  In addition, our representatives attend several trade shows and educator conferences each year, which provide opportunities to interact directly with customers.  Moreover, our educational director travels extensively, lecturing and motivating students, educators and parents on the value of music in a child’s development.

Musical Instrument Industry

Pianos. The overall piano industry is comprised of three main categories: high-end grand pianos, mid/low-end grand pianos, and upright pianos.  From the middle through the end of the 1990s, the industry experienced growth in all categories of pianos. The introduction of the Boston line in the early 1990s permitted us to compete in the mid-price category without sacrificing quality.  However, the industry is currently being impacted by the recent worldwide economic downturn, and all categories of pianos are being adversely affected.  We believe that the recent economic slowdown will be mitigated by favorable demographics and the public’s continuing interest in music.

Market size and volume trends are difficult to quantify for international markets, as there is no single source for worldwide sales data.  Our strongest international markets outside the Americas are Germany, Japan, the United Kingdom, Switzerland and France.

Outside of the United States, China, Korea and Japan are the three largest piano markets in the world, with Japan representing the second largest grand piano market.  With our three piano lines, our market share, based on grand piano units, is currently 4% in Japan, compared to an average market share of approximately 12% in other major markets.  While adverse economic conditions in some of the Asian markets have slowed our expansion, other markets, such as China, are growing at a rapid pace.  We continue to target this region in our distribution strategies and have recently appointed a president of Asian operations whose responsibilities include growth initiatives, strategic activities, and manufacturing relationships.  We believe that our long-term prospects in Asia are favorable.

Band and Orchestral Instruments.  We believe that the band and orchestral instrument industry in the U.S. has historically been impacted more by demographic trends and school budgeting than by macroeconomic cycles.  While the domestic market continued to grow through the late 1990s, domestic supply has outpaced the demand. In recent years there has been an increase in units imported into the domestic market from offshore low cost producers, as well as a decline in exports by domestic manufacturers.  Additionally, key dealers have become more efficient at using their existing instrument stock and have increased efforts to repair and refurbish existing inventory instead of purchasing new inventory from manufacturers. The combination of these factors has created a highly price sensitive domestic market, where manufacturers have implemented aggressive pricing programs in an attempt to maintain market share positions.

However, we believe the outlook for future growth remains positive.  Relatively stable demographic trends and recent studies emphasizing the importance of music education in a child’s development are expected to contribute to the industry’s growth.  We believe that parents are encouraging their children to pursue musical instruments as a response to the growing number of reports that show participation in music programs increase a student’s ability to excel in other aspects of their education.  In addition, many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.

Competition

Few manufacturers compete directly with Steinway & Sons pianos, both in terms of quality and price.  We believe that used Steinway pianos provide the primary competition in our market segment.  Because of the potential savings associated with buying a used Steinway piano, as well as the durability of the instrument, a large market exists for used Steinways.  It is difficult to estimate the significance of used piano sales, since most are conducted in the private aftermarket.  However, our increased emphasis on restoration services and the procurement, refurbishment and sales of used Steinway pianos has helped us mitigate the impact of these aftermarket sales.

We are the largest domestic producer of band and orchestral instruments.  New entrants into the domestic market experience difficulty competing with us due to the long learning curve inherent in the production of musical instruments, the high quality standards set by the market, cost of tooling, significant capital requirements, lack of name-brand recognition and the utilization of an effective distribution system.  However, offshore musical instrument manufacturers present an increasing level of competition for us, primarily because their labor costs are so low.  They now offer a broad range of products at highly competitive prices.  It is difficult to quantify the impact of imported musical instruments since the majority of offshore manufacturers do not report data through typical industry channels, if at all.  However, it is clear from our research that there is increased competition from offshore sources.  Accordingly, we continue to invest in new technology to increase productivity and efficiency in the manufacturing process.  We also utilize aggressive marketing programs to maintain our market positions, brand recognition, and reputation for quality as we implement the appropriate balance between sourced and manufactured instruments.

Patents and Trademarks

We pioneered the development of the modern piano with over 125 patents granted since our founding. Although we have several patents effective and pending, for varying lengths of time, in the United States and in several foreign countries, we do not believe our business is materially dependent upon any single patent.

We also have some of the most well known brand names in the music industry.  Our piano trademarks include Steinway, Steinway & Sons, the Lyre symbol, Boston, designed by Steinway & Sons, and Essex. Our band and orchestral trademarks include Selmer, Bach, Bundy, Signet, William Lewis & Son, Ludwig, Musser, Emerson, C.G. Conn, King, Armstrong, Artley, Benge, and Scherl & Roth.  We maintain trademark registrations in appropriate jurisdictions on an ongoing basis and vigorously pursue any infringement by competitors. We consider our trademarks to be important and valuable assets.

Raw Materials and Component Parts

Our raw materials consist primarily of metals and woods, the majority of which are sourced from the Americas, with the balance coming from Europe, Asia and Africa.  We have made strategic acquisitions of our sole domestic piano plate manufacturer and primary piano key maker to ensure availability of these component parts.  Our Boston and Essex piano lines are each sourced from a single manufacturer, as are our Selmer Paris instruments and certain other component parts.  In addition, component parts are imported from Europe and Asia for stringed and percussion instruments.  We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2003 and in the future.

Manufacturing Process

We manufacture the majority of the musical instruments that we sell. The manufacturing process involves essentially two main production phases: the production of component parts and instrument assembly.  Employees perform various forming, drilling, and cutting operations during the parts production phase.  Skilled crafters assemble component parts, creating the instruments.  Each instrument is tested or tuned and regulated to our specifications.  The manufacturing process for our band instruments typically takes approximately two months, whereas the manufacturing process for pianos takes nine months to a year.

Historically, we have maintained a fairly constant production schedule for band and orchestral instruments in order to minimize labor disruptions and to keep work-in-process inventories relatively stable.  However, in the last two years we have implemented periodic shutdowns of selected manufacturing facilities in each segment of our business.  We utilize this process in order to control inventory levels while maintaining a skilled workforce.

Labor

As of December 31, 2002, we employed 2,552 people, consisting of 1,886 hourly production workers and 666 salaried employees.  Of the 2,552 employees, 2,026 were employed in the United States and the remaining 526 were employed primarily in Europe.

Manufacturing employees in Germany are represented by the workers’ council that negotiates annually on their behalf, whereas approximately 60% of our workforce in the United States is represented by labor unions.  Collective bargaining agreements covering these employees expire at different dates through 2003, and the majority of agreements are currently in various stages of negotiation. Restrictive labor agreements at certain of the Conn-Selmer facilities, which have prevented flexibility and productivity improvement in some of our manufacturing operations, as well as increasing healthcare costs, are issues being addressed in these negotiations to ensure that we remain competitive in the market. This has led to more difficult negotiations than in the past.  In January 2003 and March 2003, employees at our LaGrange, Illinois and Eastlake, Ohio plants, respectively, initiated work stoppages in an attempt to obtain improved contract offers.  We do not believe that the outcome of these labor negotiations will have a material adverse affect on us, but we remain committed to resolving these issues and maintaining our historically good relationship with the unions.

ITEM 2                   PROPERTIES

We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York.  The remaining Steinway retail stores are leased.  Substantially all of the domestic real estate has been pledged to secure our debt.

The following table lists our significant owned and leased facilities:

Location	Owned/Leased	Approximate Floor Space (Square Feet)	Type of Facility and Activity Performed
New York, NY	Owned	449,900	Piano manufacturing; restoration center; administrative offices; training
	Owned	217,000	Piano retail store/showroom, office rental property
Hamburg, Germany	Owned	220,660	Piano manufacturing; executive offices; training
Eastlake, OH	Owned	160,000	Brasswind manufacturing
Elkhart, IN	Owned	144,000	Brasswind manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	77,000	Woodwind manufacturing
	Owned	75,000	Warehouse
	Owned	25,000	Administrative offices
Springfield, OH	Owned	110,000	Piano plate manufacturing
Nogales, AZ	Owned	90,000	Band instrument manufacturing
LaGrange, IL	Owned	46,000	Percussion instrument manufacturing
	Leased	18,000	Timpani production
Wilkow, Poland	Owned	9,740	Piano key manufacturing
Monroe, NC	Leased	147,000	Drum and case manufacturing
Cleveland, OH	Leased	52,000	Stringed instrument manufacturing
Munich, Germany	Leased	29,000	Piano retail store/showroom
Wuppertal, Germany	Leased	27,450	Piano key manufacturing
London, England	Leased	20,000	Band instrument office; warehouse

We spent $5.6 million for capital improvements in 2002.  The majority of the expenditures was used for new machinery, equipment and facility upgrades in conjunction with certain EPA compliance projects, and general facility improvements. We expect capital spending in 2003 to be in the range of $5-6 million as we renovate facilities and continue to upgrade machinery in order to increase production efficiency.

ITEM 3                   LEGAL PROCEEDINGS

We are involved in certain legal proceedings regarding environmental matters, which are described below.  Further, in the ordinary course of business, we are party to various legal actions that management believes are routine in nature and incidental to the operation of its business.  While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition or results of operations or prospects.

Environmental Matters – We are subject to compliance with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances.  Certain environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances, which responsibility is broadly construed.

As the result of an inspection in 1999, the Indiana Department of Environmental Management (“IDEM”) informed us that one of our facilities was not in compliance with several air pollution control rules regulating its use of volatile organic compounds (primarily trichloroethylene).  Immediately after the inspection, we took the necessary steps to return the facility to compliance with these rules.  We reached an agreement with IDEM regarding the disposition of this matter, including the assessment of certain immaterial fines.  In addition, we agreed to permanently eliminate the use of trichloroethylene from our manufacturing process.  We completed the capital project and upgrades associated with this matter in 2002.

We are also continuing existing environmental remediation programs at facilities acquired in 2000.  We have accrued approximately $0.6 million for the estimated remaining cost of these remediation programs.

On August 9, 1993, Philips Electronics North America Corporation (“Philips”) agreed to continue to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  For the third site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has a present net cost of approximately $12.0 million.  Over 40 persons or entities have been named by the EPA as potentially responsible parties at this site.  This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  Our potential liability at any of these sites is affected by several factors including, but not limited to, the method of remediation, our portion of the materials in the site relative to the other named parties, the number of parties participating, and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

We operate manufacturing facilities at locations where hazardous substances (including chlorinated solvents) were used.  We believe that an entity that formerly operated one such facility may have released hazardous substances at such location, which we leased through July 2001.  We did not contribute to such release.  Further, we have a contractual indemnity from certain stockholders of such entity.  This facility is not the subject of a legal proceeding that involves us, nor, to our knowledge, is the facility subject to investigation.  However, no assurance can be given that legal proceedings will not arise in the future and that such indemnitors would make the payments described in the indemnity.

The matters described above and our other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on our capital expenditures, earnings or competitive position.  However, some risk of environmental liability is inherent in the nature of our current and former businesses and we might, in the future, incur material costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental laws.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5                   MARKET FOR REGISTRANT’S COMMON EQUITY

 AND RELATED STOCKHOLDER MATTERS

Our ordinary common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “LVB”.  The following table sets forth, for the period indicated, the high and low sales prices per share of our ordinary common stock as reported on the NYSE.

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$17.81	$16.35
Second Quarter	20.54	16.05
Third Quarter	18.28	14.40
Fourth Quarter	17.45	12.40

Fiscal Year Ended December 31, 2002
First Quarter	$20.85	$15.49
Second Quarter	23.83	18.88
Third Quarter	22.44	15.00
Fourth Quarter	19.19	15.25

We have two classes of common stock: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  As of February 10, 2003, there were 2,064 holders of record of our Ordinary common stock and two holders of record of the Class A common stock.

We are restricted by the terms of our outstanding debt and financing agreements from paying cash dividends on our common stock, and we may, in the future, enter into loan or other agreements that restrict the payment of cash dividends on the common stock.

We presently intend to retain earnings to reduce outstanding indebtedness and to fund the growth of our business.  The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our results of operations, financial condition, cash requirements, restrictions in financing agreements, tax treatment of dividends, business conditions and other factors.

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Amended and Restated 1996 Stock Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,098,300	$19.10	332,600

Equity compensation plans not approved by security holders	—	—	—

Total	1,098,300	$19.10	332,600

ITEM 6                   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the five years ended December 31, 2002, derived from our audited financial statements.  The table should be read in conjunction with our audited consolidated financial statements, including the footnotes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

(In thousands except share and per share information)	Year Ended December 31,
	1998	1999	2000(1)	2001	2002
Income Statement Data:
Net sales	$293,251	$304,636	$331,698	$352,612	$332,297
Gross profit	98,479	100,748	104,958	107,498	97,151
Income from operations	41,813	41,140	41,689	38,472	31,399
Net income	16,651	17,345	16,904	11,319	14,909
Income per share:
Basic	$1.78	$1.88	$1.89	$1.27	$1.68
Diluted	$1.75	$1.87	$1.89	$1.27	$1.68

Weighted average shares:
Basic	9,339,896	9,213,145	8,921,091	8,928,000	8,877,256
Diluted	9,505,640	9,277,798	8,921,108	8,928,000	8,882,165

Other Financial Data:
Cash flows from:
Operating activities	$14,227	$15,372	$13,265	$28,877	$31,048
Investing activities	(5,289)	(39,312)	(93,798)	(7,988)	(7,749)
Financing activities	(1,718)	16,304	80,584	(20,411)	(9,718)
EBITDA (2)	54,072	54,822	57,352	54,059	46,375
Interest expense, net	11,911	13,276	16,110	16,731	13,279
Capital expenditures (3)	6,264	5,399	7,890	7,141	5,604
EBITDA (2)/interest expense, net	4.5x	4.1x	3.6x	3.2x	3.5x

Margins:
Gross profit	33.6%	33.1%	31.6%	30.5%	29.2%
EBITDA (2)	18.4%	18.0%	17.3%	15.3%	14.0%

Balance Sheet Data (at year end):
Cash	$12,460	$4,664	$4,989	$5,545	$19,099
Current assets	170,381	171,954	265,453	258,977	271,849
Total assets	283,927	309,641	421,816	414,040	428,234
Current liabilities	42,243	44,959	56,575	49,223	53,207
Total debt	117,028	140,080	223,410	211,203	200,636
Stockholders’ equity	91,757	98,202	113,207	120,371	135,806

Notes to Selected Consolidated Financial Data:

(1)                      We acquired UMI in September 2000.

(2)                      EBITDA represents earnings before net interest expense, income tax expense (benefit), depreciation and amortization, adjusted to exclude non-recurring charges and debt extinguishment costs.  While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure requirements and working capital needs.  Although we believe certain investors find EBITDA useful, it is not necessarily a measure of our ability to fund our cash needs.

(3)                      Capital expenditures for 1999 exclude $30.8 million for the purchase of Steinway Hall.

ITEM 7                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

 CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion provides an assessment of the results of our operations and liquidity and capital resources together with a brief description of certain of our accounting policies.  Accordingly, the following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

We, through our operating subsidiaries, are one of the world’s leading manufacturers of musical instruments.  Our strategy is to capitalize on our strong brand names, leading market positions, strong distribution networks, and quality products.

Piano Segment

Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts.  The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales.  Given the total number of these pianos that we sell in any year (2,947 sold in 2002), a slight change in units sold can have a material impact on our business and operating results.  Our results are also influenced by sales of Boston and Essex pianos, which together represented approximately 55% of total piano units sold and approximately 20% of total piano revenues in 2002.  Our Boston and Essex piano lines are manufactured in Asia, each by a single manufacturer.  The ability of these manufacturers to produce and ship products to us could materially impact our business and operating results.  In 2002, approximately 62% of piano sales were in the United States, 26% in Europe and the remaining 12% primarily in Asia. For the year ended December 31, 2002, our piano sales were $164.6 million, representing 49% of our total revenues.

Piano Outlook for 2003

We expect a challenging year for our piano segment due to uncertainties in the economies worldwide, especially in Europe and Asia.  Gross margins are expected to remain relatively stable.  The celebration of the 150th anniversary of Steinway & Sons in 2003, while increasing marketing expenses, is expected to provide us with increased public recognition and generate additional sales prospects.  We currently have sufficient, but not excessive, manufacturing capacity to meet anticipated or increased demand.

Band Segment

Our student band instrument sales are influenced by trends in school enrollment and general attitudes toward music and the arts. Management estimates that 85% of our domestic band sales are generated through educational programs. Our school instrument business is correlated to the number of school children in the United States, which has peaked and is expected to remain relatively stable over the next few years.  However, due to the current economic climate, many school budgets have recently been reduced.  This has often adversely impacted school music program funding, resulting in delays or eliminations of beginning band programs, which has negatively impacted our revenues.  In addition, limited resources have affected the sales of instruments typically purchased by schools, such as tubas, sousaphones, and certain percussion instruments.

In addition, our band instrument sales have also been adversely affected by high levels of available inventories from domestic suppliers and an abundance of competitively priced instruments being imported from offshore, low cost producers. As a result, we are currently competing in a highly price sensitive domestic market with excess capacity.  Musical instrument dealers, our primary customers, are also focusing on selling through current inventories before ordering new instruments.  With the increase in product availability, dealers are ordering on an “as needed” basis instead of making substantial investments in their own inventories.  We refined our pricing structure on certain instruments in order to remain competitive in the increasingly efficient band instrument market.

Consistent with past patterns, beginner instruments accounted for 73% of band and orchestral unit shipments and 47% of instrument revenues in 2002, with advanced and professional instruments representing the balance. In 2002, approximately 83% of band sales were in the United States, 7% in Europe and the remaining 10% primarily in Asia.  For the year ended December 31, 2002, our band sales were $167.7 million, representing 51% of our total revenues.

Band Outlook for 2003

Aggressive competition, low domestic industry capacity utilization, and uncertainty regarding the outcome of our labor contract negotiations will make 2003 another challenging year for our band segment.  We intend to focus on strengthening this segment in the upcoming year by increasing our manufacturing flexibility, taking greater advantage of our available distribution channels, and refining the balance between manufactured and imported products while maintaining the high quality standards for which our brands are known.  We believe that the implementation of these strategies is necessary for the long-term growth of this segment of our business.

Inflation and Foreign Currency Impact

Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.  Sales to customers outside the United States represent approximately 27% of consolidated sales, with international piano sales accounting for approximately 70% of these international sales.  A significant portion of international piano sales originate from our German manufacturing facility, resulting in sales, cost of sales and related operating expenses denominated in Euros. While currency translation has affected international sales, cost of sales and related operating expenses, it has not had a material impact on operating income.  We utilize financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division.  We do not purchase currency related financial instruments for purposes other than exchange rate risk management.

Taxes

Our effective tax rates vary depending on the relative proportion of foreign to U.S. income and the absorption of foreign tax credits in the U.S.  In 2000, a one-time tax benefit associated with the reduction of deferred tax balances, caused by an enacted rate reduction in Germany, lowered our effective tax rate to 38%.  This rate change was effective on January 1, 2001, resulting in a reduction of our effective tax rate in Germany from 56% in 2000 to 38% in 2001.  In 2001, the costs associated with our debt extinguishment, which were absorbed domestically, caused an increase in the proportion of our foreign source income, allowing us to utilize foreign tax credits carried forward from prior years.  In 2002, we were not able to utilize foreign tax credits carried forward from prior years. However, with the overall effective German rates now on par with the U.S. rates, the shift towards income generated from the German divisions allows us to better utilize our overall foreign tax credits.

Acquisitions

Historically, some of our growth has come from strategic acquisitions of complementary businesses.  We acquired Pianohaus Karl Lang (“PKL”), Germany’s largest retail piano store, in January 2000, and United Musical Instruments Holdings, Inc. (“UMI”), a domestic manufacturer of band and orchestral instruments, in September 2000. The following discussion includes each of these businesses since its date of acquisition.

Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Sales – Net sales decreased $20.3 million (6%) to $332.3 million in 2002, despite a $6.1 million (7%) revenue increase in the fourth quarter, which was attributable to our piano sales.  Year over year, piano sales declined $4.4 million (3%) to $164.6 million, reflecting the 11% decrease in shipments of our Steinway grand units.  Our domestic sales were less impacted by the weakened worldwide economy than our sales in Europe and Asia.  Domestic grand unit shipments decreased only 9% as compared to the 16% decrease in our grand unit shipments overseas.  However, this was mitigated by the continued strong domestic demand for our lower priced Boston piano lines, which experienced a domestic unit shipment increase of 16% in the current year.  As a result, domestic piano revenues remained stable year over year.  Band and orchestral instrument sales decreased $15.9 million (9%) to $167.7 million in 2002.  This resulted from a unit decrease of 13% and more competitive pricing strategies on certain instruments, which was partially offset by a shift in sales mix towards higher priced step-up and professional instruments.

Gross Profit – Gross profit decreased $10.3 million (10%) to $97.2 million in 2002.  Gross margins declined to 29.2% from 30.5% in 2001 primarily as a result of a decline in our band margins, which deteriorated from 26.3% in 2001 to 23.8% in 2002.  This was due to reduced production, which was at or below 2001 levels in virtually all of our plants, as well as manufacturing inefficiencies resulting from layoffs and staff retraining requirements at one of our plants.  Piano margins decreased only slightly, to 34.8% from 35.1% in the prior year.  In response to the slowing economy, we applied periodic factory shutdowns in order to control inventory levels while retaining our skilled workforce.  A decrease in production days at our overseas manufacturing facility had an unfavorable impact of approximately $1.6 million on our margin, but was mitigated by the favorable exchange rates on the Boston product line inventories.

Operating Expenses – Operating expenses decreased $3.3 million (5%) to $65.8 million in 2002, primarily due to the $3.1 million decrease in our amortization expense resulting from the implementation of SFAS No. 142.  Increases in general and administrative costs associated with consulting and severance costs were more than offset by the $1.0 million decrease in sales and marketing expenses year over year.

Non-operating Expenses – Non-operating expenses decreased $12.2 million to $9.3 million in 2002 primarily as a result of the reclassification of $6.6 million of debt extinguishment costs in the prior year.  These costs, which are attributable to our long-term debt refinancing in April 2001, have been reclassified from an extraordinary item to a non-operating expense due to our implementation of SFAS

No. 145.  Exclusive of these costs, non-operating expenses decreased $5.6 million.  This was due to the $3.5 million decrease in net interest expense resulting from the significant decrease in borrowings on our domestic revolving loan as compared to 2001.  Foreign exchange gains of $0.7 million compared to foreign exchange losses of $0.8 million in 2001 also contributed to the reduction of non-operating expenses in the current period.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Sales – Net sales increased $20.9 million (6%) to $352.6 million in 2001. Piano sales declined $13.9 million (8%) to $169.0 million, reflecting a domestic unit shipment decrease of 20% as a result of the U.S. economic slowdown.  However, the decrease in domestic piano sales of 15% was partially offset by the strong performance of international piano sales, which increased $2.5 million, or 4% in 2001.  Band and orchestral sales increased $34.6 million (23%) to $183.6 million on a corresponding increase in band shipments of 23%.  This increase was primarily due to the $43.1 million of incremental revenue from UMI, which more than offset the negative effect of dealer consolidation.

Gross Profit – Gross profit increased $2.5 million (2%) to $107.5 million in 2001.  Gross margins declined to 30.5% from 31.6% in 2000 as a result of declines in both the piano and band margins. Piano margins declined slightly, from 35.6% to 35.1%, despite a favorable sales mix of higher margin concert grands reported by our international piano operations.  This decline was a result of additional factory shutdowns and the lower absorption of overhead costs in domestic piano operations.  These periodic shutdowns were instituted by management in order to control inventory levels, yet retain the skilled workforce, in response to the slowing economy.  Band instrument margins declined from 26.8% to 26.3% due to production changes at one manufacturing facility, which resulted in additional training costs and labor inefficiencies.  The incremental costs in 2001 of approximately $0.5 million related to a reengineering project at certain band instrument manufacturing plants also adversely impacted gross margin.

Operating Expenses – Operating expenses increased $5.8 million (9%) to $69.0 million in 2001. Operating expenses as a percentage of sales increased slightly from 19% in 2000 to 20% in 2001.  Excluding the incremental operating expenses of UMI of $7.8 million in 2001 and the one-time charges of $1.5 million associated with the acquisition of UMI in 2000, operating expenses remained relatively flat.

Non-operating Expenses – Other expense increased approximately $7.3 million (51%) to $21.6 million in 2001.  This increase is primarily the result of the $6.6 million of debt extinguishment costs associated with our long-term debt refinancing in April 2001, which has been reclassified from an extraordinary item to a non-operating expense due to our implementation of SFAS No. 145.  The remaining increase is a result of higher net interest expense associated with higher average outstanding debt balances incurred primarily as a result of the acquisition of UMI.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund our capital expenditures.

Cash Flows

Cash provided by operations was $13.3 million in 2000, $28.9 million in 2001, and $31.0 million in 2002.  The increase in 2002 is the result of our continued control of inventory as well as effective management of our accounts receivable and payable.  In 2000, we embarked on a major initiative to effect fundamental changes in our band instrument manufacturing operations.  We incurred project related expenses of approximately $1.8 million in 2000, $2.1 million in 2001, and $0.6 million in 2002.  The long-term benefits of the project include improved production flow, efficiency and quality.

Cash used for the acquisitions of PKL and UMI was $86.6 million in 2000.  Cash used in other investing activities consists primarily of capital expenditures of $7.9 million in 2000, $7.1 million in 2001, and $5.6 million in 2002.  In 2000, cash provided by financing activities, which totaled $80.5 million, was primarily derived from borrowings on our line of credit and the $45 million acquisition loan obtained to purchase UMI.  In 2001, cash used in financing activities totaled $20.4 million and was due to a combination of factors, including our issuance of $150.0 million in Senior Notes, our redemption of $110.0 million in Senior Subordinated Notes, and repayment of our domestic line of credit.  In 2002, cash used for financing activities of $9.7 million was due to our long-term debt repayment of $6.4 million and the repurchase of $4.7 million of our Senior Notes.

Capital Expenditures

Our capital expenditures consist primarily of machinery and equipment purchases, facility upgrades in conjunction with certain EPA compliance projects, and general facility improvements.  We expect our capital spending in 2003 to be in the range of $5-6 million, relating to facility renovations, machinery and process improvements, and equipment replacement.

Seasonality

Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below.  Due to these programs, we have large working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $85-90 million in August and September, and lesser requirements when they are at lows of approximately $60-65 million in January and February.  The financing options, intended to assist dealers with the seasonality inherent in the industry and to facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules.  The following forms of financing are offered to qualified band instrument dealers:

a)                   Receivable dating: Payments on purchases made from January through August are due in October.  Payments on purchases made from September to December are due in January.  Dealers are offered discounts for early payment.

b)                  Note receivable financing: Qualified dealers may convert open accounts to a note payable to us.  The note program is offered in January and October and coincides with the receivable dating program.  In most instances, the note receivable is secured by dealer inventories and receivables.

Off Balance Sheet Arrangements

Prior to August 2002, we sold notes receivable on a recourse basis to a financing company.  The financing company had the option to purchase up to $18.0 million of our notes receivable.  We received proceeds from the sale of such notes of approximately $12.7 million in 2001 and $2.6 million in 2002.

Outstanding balances on these notes were $6.7 million as of December 31, 2001.  Subsequent to August 2002 we have retained these notes receivable.

Unlike many of our competitors in the piano industry, with limited exceptions, we do not provide extended financing arrangements to our dealers.  To facilitate long-term financing required by some dealers, we have arranged financing through a third-party provider.  We generally provide no guarantee with respect to these arrangements.

Pensions and Other Postretirement Benefits

When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension and other post retirement benefits, we used a long-term rate of return on plan assets of 9%, which was developed with input from our actuaries and our investment advisors, and is consistent with previous rates we have used.  During 2002, we implemented a pension asset investment policy, conducted a review and redistribution of our investment assets in accordance with our policy, and reviewed past portfolio performance and future performance expectations for our pension assets.  We also amended one of our plans to eliminate future years of service credit under the plan.  We believe that 9% is representative of the long-term rate of return that we may expect from our domestic pension assets.  The discount rate utilized for determining future pension obligations for our domestic plans is based on long-term bonds receiving an AA- or better rating by a recognized rating agency.  The resulting discount rate decreased from 7.5% to 6.75% at December 31, 2002.

The discount rates and rates of returns on plan assets for our foreign pension and other postretirement benefit plans were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur.

Borrowing Activities and Availability

Our real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended and restated to accommodate the $150.0 million bond offering completed on April 19, 2001, provides us with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory, and fixed assets.  As of December 31, 2002, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances was approximately $80.5 million, net of letters of credit. The real estate term loan is payable in monthly installments of $0.2 million and includes interest at average 30-day LIBOR (1.38% at December 31, 2002) plus 1.5%.  This term loan is secured by all of our interests in the Steinway Hall property.  The acquisition term loan is repayable in monthly installments of $0.4 million for the first five years and monthly installments of $0.6 million in years six through eight.  The acquisition term loan and revolving credit loans bear interest at average 30-day LIBOR plus 1.75%.  All of our borrowings under the Credit Facility are secured by a first lien on our domestic inventory, receivables, and fixed assets.  Open account loans with foreign banks also provide for borrowings of up to €17.6 million ($18.5 million at December 31, 2002) by Steinway’s foreign subsidiaries.

On April 19, 2001, we completed a $150.0 million 8.75% Senior Note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance used to pay down the Credit Facility.  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated a debt extinguishment charge of approximately $6.6 million, and a related tax benefit of $2.7 million.  On December 18, 2002 we repurchased $4.7 million of our Senior Notes.

At December 31, 2002, our total outstanding indebtedness amounted to $200.6 million, consisting of $145.3 million of 8.75% Senior Notes, $19.7 million on the real estate term loan, $34.0 million on the acquisition term loan, and $1.6 million of notes payable to foreign banks.  Cash interest paid was $19.1 million in 2001 and $15.3 million in 2002. All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2002.

Our share repurchase program authorizes us to make discretionary repurchases of our ordinary common stock up to a limit of $25.0 million.  Repurchased shares are being held as treasury shares to be used for corporate purposes.  We have reserved 721,750 shares of our existing treasury stock to be utilized for the issuance for stock options under our Amended and Restated 1996 Stock Plan.  These options will have no impact on our cash flow or number of shares outstanding unless and until the options are exercised.  In 2001, we repurchased 114,600 shares at a cost of $1.9 million.  We did not repurchase any shares in 2002, but intend to consider repurchases in 2003, contingent upon our cash flow, share price, and availability of shares for purchase.

We experience long production and inventory turnover cycles, which we constantly monitor, since fluctuations in demand can have a significant impact on these cycles.  In 2002, we successfully continued to focus on managing our inventory levels and accounts receivable in order to maximize cash flow from operations.  We were once again able to eliminate the outstanding debt on the revolving portion of the Credit Facility by the end of the fiscal year.  Looking forward to 2003, we anticipate a challenging year.  We will continue to focus on keeping our balance sheet strong by managing accounts receivable, maintaining sufficient, but not excessive, inventory levels, and repaying debt.  Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources.  Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2003.

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2002.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$200,636	$8,055	$13,111	$13,295	$166,175
Operating leases (2)	272,850	4,400	7,943	6,453	254,054
Other long-term liabilities (3)	22,407	2,440	4,880	4,880	10,207
Total	$495,893	$14,895	$25,934	$24,628	$430,436

Notes to Contractual Obligations:

(1)  The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)  Approximately $261.9 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall, which is described in Note 13 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3)  Our other long-term liabilities consist primarily of pension obligations, which are described in Note 14 in the Notes to Consolidated Financial Statements included within this filing.

Critical Accounting Policies

The nature of our business - the production and sale of musical instruments - is such that it rarely involves application of highly complex or subjective accounting principles.  The accounting policies that are subject to significant management estimates are those normally found in traditional businesses and include inventory reserves, accounts receivable reserves, reserves on notes receivable (including recourse reserves when notes had been sold to third parties), and warranty reserves.  We have significant experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  We regularly perform assessments of the underlying assumptions and believe that they provide a reasonable basis for the estimates contained in our financial statements.

New Accounting Pronouncements

On April 30, 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses, among other things, the treatment of gains and losses resulting from the early extinguishment of debt.  We adopted SFAS No. 145 in 2002 and reclassified the components of the early extinguishment of debt recorded in 2001 to an element of non-operating expenses and the income tax provision; this reclassification does not change the amount of the loss recorded nor, other than the reclassification, does it have a material impact on our financial position or results of operations.

On July 30, 2002 the FASB issued SFAS No. 146,  “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at the date of commitment to an exit or disposal plan.  The provisions of SFAS No. 146 are effective for disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  We do not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants.  As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, we will be required in 2003 to provide additional disclosures in our quarterly financial statements, which will reflect the impact on net income and earnings per share on a pro forma basis as if we had applied the fair value method to stock-based employee compensation.

ITEM 7A                                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate our foreign currency exchange rate risk by holding forward foreign currency contracts.  These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  As of December 31, 2002, a 10% negative change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.3 million.  Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current exchange rate.  However, we would offset any such gains and losses by corresponding losses and gains, respectively, on the related hedged asset or liability.

Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt.  The Credit Facility and term loans bear interest at rates that fluctuate with changes in LIBOR.  For the year ended December 31, 2002, a hypothetical 10% increase in interest rates would have increased our interest expense by approximately $0.2 million.  We use interest rate caps to manage interest rate risk on foreign debt.  The carrying value of the caps is not material and a 10% change in interest rates would not have a material effect on the fair value of the caps.

Our long-term debt includes $145.3 million of Senior Notes with a fixed interest rate.  Accordingly, there would be no immediate impact on our interest expense associated with these Notes due to fluctuations in market interest rates.  However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by approximately $2.2 million as of December 31, 2002.  Such fair value changes may affect our determination whether to retain, replace or retire these Notes.

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Income for the Years Ended December 31, 2000, 2001, and 2002

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Steinway Musical Instruments, Inc.:

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 2002 the Company changed its methods of accounting for goodwill and trademarks to conform to Statement of Financial Accounting Standard (“SFAS”) No. 142, and debt extinguishment costs to conform to SFAS No. 145.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 21, 2003

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands Except Share and Per Share Amounts)

	2000	2001	2002

Net sales	$331,698	$352,612	$332,297
Cost of sales	226,740	245,114	235,146

Gross profit	104,958	107,498	97,151

Operating expenses:
Sales and marketing	37,342	42,251	41,129
General and administrative	19,694	21,909	22,517
Amortization	3,856	4,255	1,154
Other operating expenses	887	611	952
Non-recurring charges	1,490	—	—
Total operating expenses	63,269	69,026	65,752

Income from operations	41,689	38,472	31,399

Other income, net	(1,825)	(1,778)	(3,939)
Interest income	(1,291)	(2,306)	(1,892)
Interest expense	17,401	19,037	15,171
Debt extinguishment costs	—	6,612	—

Income before income taxes	27,404	16,907	22,059

Provision for income taxes	10,500	5,588	7,150

Net income	$16,904	$11,319	$14,909

Earnings per share - basic and diluted	$1.89	$1.27	$1.68

Weighted average shares:
Basic	8,921,091	8,928,000	8,877,256
Diluted	8,921,108	8,928,000	8,882,165

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2002

(In Thousands Except Share Data)

	December 31, 2001	December 31, 2002
ASSETS
Current assets:
Cash	$5,545	$19,099
Accounts, notes and leases receivable, net of allowance for bad debts of $10,909 and $11,389 in 2001 and 2002, respectively	82,188	77,421
Inventories	161,124	163,090
Prepaid expenses and other current assets	4,484	5,227
Deferred tax assets	5,636	7,012
Total current assets	258,977	271,849

Property, plant and equipment, net	104,011	102,567
Trademarks	9,142	9,651
Goodwill	27,917	29,539
Other intangibles, net	8,086	6,936
Other assets	5,907	7,692

TOTAL ASSETS	$414,040	$428,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,446	$8,055
Accounts payable	7,682	9,888
Other current liabilities	34,095	35,264
Total current liabilities	49,223	53,207

Long-term debt	203,757	192,581
Deferred tax liabilities	27,118	22,709
Other non-current liabilities	13,571	23,931
Total liabilities	293,669	292,428

Commitments and contingent liabilities

Stockholders’ equity:
Class A Common stock, $.001 par value, 5,000,000 shares authorized, 477,953 shares issued and outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized, 8,368,496 and 8,428,285 shares outstanding in 2001 and 2002, respectively	9	9
Additional paid-in capital	72,178	73,172
Retained earnings	76,711	91,620
Accumulated other comprehensive loss	(12,674)	(13,142)
Treasury stock, at cost (774,000 shares)	(15,853)	(15,853)
Total stockholders’ equity	120,371	135,806

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,040	$428,234

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands)

	2000	2001	2002
Cash flows from operating activities:
Net income	$16,904	$11,319	$14,909
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	12,342	13,803	11,037
Debt extinguishment costs	—	6,612	—
Deferred tax benefit	(2,349)	(1,421)	(1,194)
Other	240	431	334
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	4,739	9,864	6,090
Inventories	(20,242)	(3,520)	1,877
Prepaid expenses and other current assets	365	(2,533)	(755)
Accounts payable	2,161	(3,440)	1,845
Other current liabilities	(895)	(2,238)	(3,095)
Cash flows from operating activities	13,265	28,877	31,048

Cash flows from investing activities:
Capital expenditures	(7,890)	(7,141)	(5,604)
Proceeds from disposals of fixed assets	511	243	4
Business acquisitions (net of cash acquired)	(86,567)	—	—
Changes in other assets	148	(1,090)	(2,149)
Cash flows from investing activities	(93,798)	(7,988)	(7,749)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	41,297	(45,601)	295
Proceeds from long-term debt	45,000	150,000	—
Repayments of long-term debt	(1,981)	(118,847)	(6,352)
Repurchase of long-term debt	—	—	(4,655)
Debt issuance costs	(3,942)	(4,516)	—
Proceeds from issuance of stock	693	454	994
Purchases of treasury stock	(483)	(1,901)	—
Cash flows from financing activities	80,584	(20,411)	(9,718)

Effects of foreign exchange rate changes on cash	274	78	(27)

Increase in cash	325	556	13,554
Cash, beginning of year	4,664	4,989	5,545

Cash, end of year	$4,989	$5,545	$19,099

Supplemental Cash Flow Information
Interest paid	$17,238	$19,120	$15,318
Income taxes paid	$14,990	$10,337	$11,363

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2000	$9	$71,031	$48,488	$(7,857)	$(13,469)	$98,202

Comprehensive income:
Net income			16,904			16,904
Foreign currency translation adjustment				(1,988)		(1,988)
Additional minimum pension liability, net				(121)		(121)
Total comprehensive income						14,795

Issuance of 42,173 shares of common stock		693				693

Purchase of 26,700 shares of common stock					(483)	(483)

Balance, December 31, 2000	9	71,724	65,392	(9,966)	(13,952)	113,207

Comprehensive income:
Net income			11,319			11,319
Foreign currency translation adjustment				(1,852)		(1,852)
Additional minimum pension liability, net				(851)		(851)
Unrealized loss on certain long-term investments, net				(5)		(5)
Total comprehensive income						8,611

Issuance of 29,549 shares of common stock		454				454

Purchase of 114,600 shares of common stock					(1,901)	(1,901)

Balance, December 31, 2001	9	72,178	76,711	(12,674)	(15,853)	120,371
Comprehensive income:
Net income			14,909			14,909
Foreign currency translation adjustment				5,589		5,589
Additional minimum pension liability, net				(5,986)		(5,986)
Unrealized loss on certain long-term investments, net				(71)		(71)
Total comprehensive income						14,441

Issuance of 37,389 shares of common stock		994				994

Balance, December 31, 2002	$9	$73,172	$91,620	$(13,142)	$(15,853)	$135,806

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands Except Share and Per Share Data)

(1)       Nature of Business

Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) is one of the world’s leading manufacturers of musical instruments.  The Company, through its wholly-owned subsidiaries, The Steinway Piano Company, Inc. (“Steinway”) and Conn-Selmer, Inc. (“Conn-Selmer”), manufactures and distributes products within the musical instrument industry.  Steinway produces the highest quality piano in the world and has one of the most highly recognized and prestigious brand names.  Conn-Selmer is the leading domestic manufacturer of band and orchestral instruments and related accessories, including complete lines of brasswind, woodwind, percussion and stringed instruments.  Selmer Paris saxophones, Bach Stradivarius trumpets, C.G. Conn French horns, King trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world.

Throughout this form “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.  During 2002 we combined the operations of The Selmer Company (“Selmer”) and United Musical Instruments, Inc. (“UMI”) into Conn-Selmer.  The legal merger became effective on January 1, 2003. References to “Selmer” and “UMI” refer to events or circumstances prior to the merger.

(2)       Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all of our direct and indirect wholly-owned subsidiaries.  Significant intercompany balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition - Revenue is generally recognized upon shipment following receipt of a valid customer order. We provide for the estimated costs of warranties, discounts and returns at the time of sale.

Inventories - Inventories are stated at the lower of cost or market.  Cost has been determined using the first-in, first-out (“FIFO”) method for approximately 74% of our inventories at December 31, 2001 and 75% of our inventories at December 31, 2002.  The cost of the remaining inventories has been determined by the last-in, first-out (“LIFO”) method.

Goodwill, Trademarks and Other Intangible Assets - Intangible assets other than goodwill and trademarks are amortized on a straight-line basis over their estimated useful lives.  Deferred financing costs are amortized over the repayment periods of the underlying debt, which approximates the effective interest method.  Prior to 2002, goodwill was amortized on a straight-line basis over 40 years, and trademarks acquired were recorded at appraised value and amortized on a straight-line basis over 10 years.  However, effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which required that we cease to record amortization expense on our goodwill and trademark assets.  SFAS No. 142 also required that, upon adoption, we test our goodwill and trademark assets for impairment.  We are also required to test goodwill and trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  At January 1, 2002 and December 31, 2002, we evaluated our goodwill and trademark assets and determined that the fair value had not decreased below the carrying value and, accordingly, no impairment adjustments have been made.

Depreciation and Amortization - Property, plant and equipment are recorded at cost or, in the case of assets acquired through business combinations, at fair value. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining term of the respective lease, whichever is shorter.  Estimated useful lives are as follows:

Buildings and improvements	15-40 years
Leasehold improvements	5-15 years
Machinery, equipment and tooling	3-10 years
Office furniture and fixtures	3-10 years
Concert and artist and rental pianos	15 years

When conditions indicate a need to evaluate recoverability, we evaluate the recoverability of our long-lived assets by comparing the estimated future undiscounted cash flows expected to be generated by those assets to their carrying value.  To date, no impairment losses have been noted or recorded as a result of this evaluation process.

Advertising - Advertising costs are expensed as incurred.  Advertising expense was $7,684 for the year ended December 31, 2000, $8,344 for the year ended December 31, 2001, and $6,714 for the year ended December 31, 2002.

Income Taxes-We provide for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  We compute deferred income tax assets and liabilities annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  We establish valuation allowances when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation – We translate assets and liabilities of non-U.S. operations into U.S. dollars at year-end rates, and revenues and expenses at average rates of exchange prevailing during the year.  We report the resulting translation adjustments as a separate component of comprehensive income.  We recognize foreign currency transaction gains and losses in the consolidated statements of income as incurred.

Foreign Exchange Contracts – We enter into foreign exchange contracts as a hedge against risks inherent in foreign currency transactions.  These contracts are not used for trading or speculative purposes.  Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period.  Such gains and losses directly offset the foreign exchange gains or losses associated with the hedged receivable or payable.  Gains and losses on foreign exchange contracts which exceed the related balance sheet or firm purchase commitment exposure are included in foreign currency gain or loss in the consolidated statements of income.  We have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign exchange contracts.  However, we enter into these contracts with reputable institutions and we believe there is not a significant risk of loss.

Stock-based Compensation - We have an employee stock purchase plan (“Purchase Plan”) and a stock plan (“Stock Plan”) which are described more fully in Note 12.  As permitted under accounting principles generally accepted in the United States of America, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to measure stock-based employee compensation.

	Years Ended December 31
	2000	2001	2002

Net income, as reported	$16,904	$11,319	$14,909
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(971)	(715)	(613)
Pro forma net income	$15,933	$10,604	$14,296
Earnings per share:
As reported Basic and Diluted	$1.89	$1.27	$1.68
Pro forma Basic and Diluted	$1.79	$1.19	$1.61

The fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2000	2001	2002
Range of risk-free interest rates	6.05 - 6.41%	3.57%	1.86 - 3.56%
Range of expected life of option grants (in years)	1 to 6	1 to 6	1 to 6
Expected volatility of underlying stock	26.0%	25.5%	25.6%

The weighted average fair value of options on their grant date is as follows:

	2000	2001	2002
Stock Plan	$7.64	$—	$6.27
Purchase Plan	$4.79	$4.48	$4.78

It should be noted that the Black-Scholes option-pricing model was designed to value readily tradable options with relatively short lives and no vesting restrictions.  In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility.  Because the options granted are not tradable and have contractual lives of up to ten years, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable measure of the fair value of the options issued under either the Stock Plan or Purchase Plan.

Income per Common Share - Basic income per common share is computed using the weighted average number of common shares outstanding during each year.  Diluted income per common share reflects the effect of our outstanding options (using the treasury stock method), except when such items would be antidilutive.

A reconciliation of the weighted average shares used for the basic and diluted computations is as follows for the years ended December 31:

	2000	2001	2002

Weighted average shares for basic income per share	8,921,091	8,928,000	8,877,256
Dilutive effect of stock options	17	—	4,909
Weighted average shares for diluted income per share	8,921,108	8,928,000	8,882,165

Options to purchase 618,800, 612,400, and 1,098,300 shares of common stock at prices ranging from $18.55 to $21.94 per share were outstanding during the years ended December 31, 2000, 2001 and 2002, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

Environmental Matters - Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated (see Note 13).

Segment Reporting - We have two distinct reportable segments: the piano segment and the band and orchestral instrument segment.  We consider these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by our senior management.

Comprehensive Income - Comprehensive income is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets and is reported in the consolidated statements of stockholders’ equity for all periods presented.

New Accounting Pronouncements - On April 30, 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses, among other things, the treatment of gains and losses resulting from the early extinguishment of debt.  We adopted SFAS No. 145 in 2002 and reclassified the components of the early extinguishment of debt recorded in 2001 to an element of non-operating expenses and the income tax provision; this reclassification does not change the amount of the loss recorded nor, other than the reclassification, does it have a material impact on our financial position or results of operations.

On July 30, 2002 the FASB issued SFAS No. 146,  “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at the date of commitment to an exit or disposal plan.  The provisions of SFAS No. 146 are effective for disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  We do not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants.  As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, we will be required in 2003 to provide additional disclosures in our quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if we had applied the fair value method to stock-based employee compensation.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)       Acquisitions

During the year ended December 31, 2000, we completed two acquisitions, both of which were accounted for as purchases.  The results of the acquired businesses have been included with our results from the dates of acquisition.  The purchase prices paid were allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

In January 2000, we acquired Pianohaus Karl Lang, located in Munich, Germany, for approximately $2.3 million.  The purchase price was allocated primarily to fixed assets.

In September 2000, we completed the acquisition of UMI pursuant to a stock purchase agreement dated as of July 20, 2000.  The purchase price aggregated $27.0 million in cash.  In addition, we assumed approximately $57.0 million of debt.

In connection with the acquisition of UMI, inventories were written up by $11.0 million to net realizable value.  Prior to the acquisition, UMI had utilized the LIFO method of determining cost; the Company has continued to utilize this method for UMI inventories.  We recorded approximately $300 of trademark amortization in 2001 relating to the UMI acquisition.

(4)       Inventories

	December 31,
	2001	2002
Raw materials	$20,948	$21,568
Work in process	52,967	56,019
Finished goods	87,209	85,503
Total	$161,124	$163,090

Certain inventories held by Conn-Selmer are accounted for using the LIFO method.  If the FIFO method of inventory valuation had been used to value all inventories, inventory would have been $7,247 lower than reported at December 31, 2001 and 2002. As a result of using the LIFO valuation method, net earnings were $2,581 higher in 2001.  There was no impact on earnings in 2002.  For financial reporting purposes, the fair value of UMI inventories as of the acquisition date constitutes the base layer for purposes of applying the LIFO method.  This layer includes the $11.0 million allocated to reflect opening UMI inventories at net realizable value.

(5)       Property, Plant and Equipment, Net

	December 31,
	2001	2002
Land	$18,101	$18,902
Buildings and improvements	63,628	66,002
Leasehold improvements	2,132	2,349
Machinery, equipment and tooling	43,281	47,229
Office furniture and fixtures	8,185	8,702
Concert and artist and rental pianos	11,903	12,811
Construction in progress	1,886	1,723
	149,116	157,718
Less accumulated depreciation and amortization	45,105	55,151
Total	$104,011	$102,567

(6) Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2001 and 2002 are as follows:

	2001	2002
Amortized intangible assets:
Gross deferred financing costs	$10,747	$10,751
Accumulated amortization	(2,846)	(3,951)
Deferred financing costs, net	$7,901	$6,800

Gross covenants not to compete	$750	$750
Accumulated amortization	(565)	(614)
Covenants not to compete, net	$185	$136

Unamortized intangible assets:
Gross goodwill	$33,916	$35,841
Accumulated amortization	(5,999)	(6,302)
Goodwill, net	$27,917	$29,539

Gross trademarks	$21,741	$23,176
Accumulated amortization	(12,599)	(13,525)
Trademarks, net	$9,142	$9,651

The changes in the net carrying amounts of goodwill and trademarks for the year ended December 31, 2002 are as follows:

	Piano Segment	Band & Orchestral Segment
Goodwill:
Balance at December 31, 2001	$19,362	$8,555
Foreign currency translation impact	1,622	—
Balance at December 31, 2002	$20,984	$8,555

Trademarks:
Balance at December 31, 2001	$6,471	$2,671
Foreign currency translation impact	509	—
Balance at December 31, 2002	$6,980	$2,671

The following table summarizes amortization expense for the years ending December 31:

	2000	2001	2002

Aggregate amortization expense	$3,856	$4,255	$1,154

The amortization periods for other intangible assets range from five to ten years.  The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

Estimated amortization expense:

2003	$1,154
2004	1,043
2005	987
2006	952
2007	952

Had SFAS No. 142 been in effect prior to January 1, 2002, our reported net income and net income per share would have been as follows:

	Years Ended December 31,
	2000	2001	2002

Net income	$16,904	$11,319	$14,909
Goodwill amortization	864	857	—
Trademark amortization, net of tax	1,204	1,453	—
Adjusted net income	$18,972	$13,629	$14,909

Basic and diluted earnings per share:
Net income	$1.89	$1.27	$1.68
Goodwill amortization	0.10	0.10	—
Trademark amortization	0.13	0.16	—
Adjusted net income	$2.12	$1.53	$1.68

(7) Other Assets

	December 31,
	2001	2002
Pension assets	$2,936	$2,526
Notes receivable	2,037	3,967
Other assets	934	1,199
Total	$5,907	$7,692

(8) Other Current Liabilities

	December 31,
	2001	2002
Accrued payroll and related benefits	$14,516	$15,287
Current portion of pension liability	3,051	4,111
Accrued warranty expense	2,221	2,357
Accrued interest	2,811	2,720
Deferred income	4,338	3,536
Other accrued expenses	7,158	7,253
Total	$34,095	$35,264

Accrued warranty expense is generally recorded at the time of sale for instruments which have a warranty period ranging from five to ten years. The accrued expense recorded is based on a percentage of sales and is adjusted periodically following an analysis of warranty activity.  Accrued warranty expense for instruments that have a warranty period of one year is recorded based on warranty return trends.

The accrued warranty expense activity for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002
Accrued warranty expense:
Beginning balance	$2,330	$2,355	$2,221
Additions	841	932	950
Claims and reversals	(816)	(1,066)	(814)
Ending balance	$2,355	$2,221	$2,357

(9) Other Income, Net

	Years Ended December 31,
	2000	2001	2002

West 57th Building income	$(4,653)	$(4,653)	$(4,653)
West 57th Building expenses	3,254	3,254	3,254
Foreign exchange (gain) loss, net	462	791	(691)
Miscellaneous	(888)	(1,170)	(1,849)
Total	$(1,825)	$(1,778)	$(3,939)

(10) Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2000	2001	2002
U.S. Federal:
Current	$7,097	$1,656	$3,896
Deferred	(780)	(535)	7
U.S. State and local:
Current	1,310	674	829
Deferred	(65)	(45)	76
Foreign:
Current	4,442	4,679	3,619
Deferred	(1,504)	(841)	(1,277)
Total	$10,500	$5,588	$7,150

The components of income before income taxes are as follows:

	Years Ended December 31,
	2000	2001	2002

U.S. operations	$20,075	$6,504	$12,839
Non-U.S. operations	7,329	10,403	9,220
Total	$27,404	$16,907	$22,059

Our provision for income taxes differed from that using the statutory U.S. federal rate as follows:

	Years Ended December 31,
	2000	2001	2002

Statutory federal rate applied to earnings before income taxes	$9,591	$5,917	$7,721
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit)	1,280	(590)	21
State income taxes (net of federal benefit)	802	325	391
Changes in tax rate in Germany	(570)	—	—
Other	(603)	(64)	(983)
Provision for income taxes	$10,500	$5,588	$7,150

In 2000, Germany passed legislation that reduced the rate at which certain of our operations pay tax.  Upon passage of the legislation, we recognized a reduction of $570 in deferred tax liabilities due to changes in the rates. This legislation became effective in 2001, impacting taxes currently payable each year since.

At December 31, 2002, accumulated retained earnings of non-U.S. subsidiaries totaled $3,672.  No provision for U.S. income and foreign withholding taxes has been made for these subsidiaries because it is currently expected that such earnings will be reinvested indefinitely.

The components of net deferred taxes are as follows:

	December 31,
	2001	2002
Deferred tax assets:
Uniform capitalization adjustment to inventory	$2,992	$3,044
Allowance for doubtful accounts	2,952	2,859
Book tax differences in LIFO reserves on inventory	(6,306)	(5,749)
Accrued expenses and other current assets and liabilities	5165	6,831
Additional minimum pension liability	648	4,638
Foreign tax credits	10,955	12,226
Valuation allowances	(10,770)	(11,709)
Total deferred tax assets	5,636	12,140

Deferred tax liabilities:
Pension contributions	(457)	(1,040)
Fixed assets	(20,243)	(19,729)
Intangibles	(6,418)	(7,068)
Total deferred tax liabilities	(27,118)	(27,837)

Net deferred taxes	$(21,482)	$(15,697)

Valuation allowances provided relate to excess foreign tax credits generated over expected credit absorption.  Valuation allowances relating to the acquisition of Steinway totaled $3,301 as of December 31, 2001 and $3,918 as of December 31, 2002.  Should the related tax benefits be recognized in the future, the effect of removing the valuation allowances associated with the acquisition of Steinway would generally be a decrease in goodwill.  During 2001, the valuation allowance decreased by $1,596 in connection with the use and reduction of our foreign tax credits generated in prior years.  During 2002, the valuation allowance increased by $939 due to the generation of additional excess foreign tax credits.  Foreign tax credit carryforwards expire in varying amounts through 2005.

(11)     Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2001	2002

Term loans	$60,042	$53,690
8.75% Senior Notes	150,000	145,345
Note payable to a foreign bank	—	—
Open account loans, payable on demand to a foreign bank	1,161	1,601
Total	211,203	200,636
Less current portion	7,446	8,055
Long-term debt	$203,757	$192,581

Scheduled maturities of long-term debt as of December 31, 2002 are as follows:

Amount

2003	$8,055
2004	6,533
2005	6,578
2006	6,624
2007	6,671
Thereafter	166,175
Total	$200,636

Our real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended and restated to accommodate the $150.0 million bond offering completed on April 19, 2001, provides us with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets.  As of December 31, 2002, there were no revolving credit loans outstanding, and availability based on eligible accounts receivable and inventory balances was approximately $80.5 million, net of letters of credit. The real estate term loan ($19.7 million at December 31, 2002) is payable in monthly installments of $170 and includes interest at average 30-day LIBOR (1.38% at December 31, 2002) plus 1.5%.  This term loan is secured by all of our interests in the Steinway Hall property.  The acquisition term loan ($34.0 million at December 31, 2002) is repayable in monthly installments of $416 for the first five years and monthly installments of $556 in years six through eight.  The acquisition term loan and revolving credit loans under the Credit Facility bear interest at average 30-day LIBOR plus 1.75%.

On April 19, 2001, we completed a $150.0 million 8.75% Senior Note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance used to pay down the Credit Facility.  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated a debt extinguishment charge of approximately $6.6 million, and a related tax benefit of $2.7 million.  On December 18, 2002 we repurchased $ 4.7 million of our Senior Notes.

The open account loans provide for borrowings by foreign subsidiaries of up to €17,600  ($18,480 at the December 31, 2002 exchange rate) payable on demand.  A portion of the open account loan can be converted into a maximum of £500 ($805 at the December 31, 2002 exchange rate) for use by our UK branch and ¥350,000 ($2,947 at the December 31, 2002 exchange rate) for use by our Japanese subsidiary.  Demand borrowings bear interest at rates of 6.95 — 7.60% for the Euro loans, 4.07% for Euromoney-market short-term loans (Euro based) and 1.35% for Japanese yen loans.  We have also purchased two interest rate caps.  One cap limits the base interest rate to 5% on  €1,534 ($1,611 at the December 31, 2002 exchange rate) declining to €511 ($537 at the December 31, 2002 exchange rate) in 2004.  The other cap limits the base interest rate to 6.25% on €1,534 ($1,611 at the December 31, 2002 exchange rate) and expires in 2005.  The unrealized gains or losses and carrying value of the caps are not material in any period presented.

All of the our debt agreements contain certain financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, and prohibit the payment of cash dividends.  We were in compliance with all such covenants as of December 31, 2002.

(12)     Stockholders’ Equity and Stock Arrangements

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.

Employee Stock Purchase Plan - We have an employee stock purchase plan under which substantially all employees may purchase common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period.  Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings.  Shares issued under the Purchase Plan were 31,773 during 2000, 29,549 during 2001, and 37,389 during 2002.  Of the 500,000 shares originally reserved for issuance under the Purchase Plan, 311,799 shares remain reserved for future issuance as of December 31, 2002.

Stock Plan - The 1996 stock plan, as amended, provides for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain of our key employees, consultants and advisors.  As of December 31, 2002, Common stock reserved for issuance under the Stock Plan was 1,430,900 shares.

The following table sets forth information regarding both the Purchase Plan and the Stock Plan:

	2000		2001		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	536,020	$19.26	632,398	$19.09	628,262	$19.07
Granted	152,851	18.13	31,813	15.30	561,174	18.80
Exercised	(42,173)	16.43	(29,549)	15.38	(59,789)	16.63
Canceled, forfeited or expired	(14,300)	19.21	(6,400)	19.00	(17,200)	19.01
Outstanding at end of year	632,398	19.09	628,262	19.07	1,112,447	19.07

Exercisable at end of year	382,700	$19.17	502,300	$19.17	507,400	$19.21

The following table sets forth information regarding outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$16.66	14,147	.6years	$16.66	—	$—
$18.84 - $21.94	1,098,300	6.8	$19.10	507,400	$19.21
	1,112,447	6.7	$19.07	507,400	$19.21

(13) Commitments and Contingent Liabilities

Lease Commitments - We lease various facilities and equipment under non-cancelable operating lease arrangements.  These leases expire at various times through 2016 with various renewal options.  Rent expense was $3,979 for the year ended December 31, 2000, $4,013 for the year ended December 31, 2001, and $4,174 for the year ended December 31, 2002.

In March 1999, we acquired the building that includes the Steinway Hall retail store on West 57th Street in New York City for approximately $30.8 million.  We entered into a ninety-nine year land lease as part of the transaction.  Annual rent payable under the land lease is $2,170 in the first ten years, $2,790 for the subsequent ten-year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined.  We also entered into a ten-year master lease whereby all of our interest in the land and building was leased back to the owner of the land.  Rental expense and rental income associated with these leases was included, along with other real estate costs, in other income/expense (see Note 9).

Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, and future rental income under the master lease for the years ending December 31 are as follows:

	Lease Payments	Rental Income
2003	$4,330	$4,653
2004	4,049	4,653
2005	3,754	4,653
2006	3,275	4,653
2007	3,038	4,653
Thereafter	3,556	4,653
Minimum Total	$22,002	$27,918

Notes Receivable Sold with Recourse - Prior to August 2002, we sold notes receivable on a recourse basis to a financing company.  The financing company had the option of purchasing up to $18.0 million of our notes receivable.  We received proceeds from the sale of such notes of approximately $12.7 million during the year ended December 31, 2001 and $2.6 million during the year ended December 31, 2002.  Other current liabilities include a recourse obligation of $849 as of December 31, 2001 for the notes sold with recourse.  Outstanding balances on these notes were $6.7 million as of December 31, 2001.  Subsequent to August 2002 we have retained these notes receivable.

Environmental Matters - We are continuing environmental remediation projects at facilities acquired in 2000.  We believe that established reserves, which approximated $610 at December 31, 2002 and are included in other current liabilities, are adequate to cover the remaining cost of these remediation projects.  Other environmental matters are pending against us which might result in monetary damages, the amount of which, if any, cannot be determined at the present time.  Philips Electronics, one of our previous owners, has agreed to hold us harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988.  We believe that these matters will not have a material adverse impact on our consolidated results of operations or financial position.

Litigation - In the ordinary course of our business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business.  While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, the ultimate resolution of these matters will not have a material adverse impact on our consolidated results of operations or financial position.

(14)  Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries.  Certain of our domestic hourly employees are covered by a multi-employer defined benefit pension plan to which we make contributions.  The corresponding pension plan assets and liabilities belong to a third party and, accordingly, are not reflected herein.  Our plan assets are invested primarily in common stocks and fixed income securities.  We make contributions generally equal to the minimum amounts required by federal laws and regulations.  Foreign plans are funded in accordance with the requirements of regulatory bodies governing each plan.

Effective December 31, 2002 we amended the Selmer Salaried Pension Plan (the “Plan”) to eliminate further years of service credit under the Plan.  All distributions upon termination of employment will continue in the normal course under the Plan.  With respect to the Plan amendment, no new participants will be added to the Plan after December 31, 2002.  We will continue to evaluate the Plan’s funded status and make any required minimum contributions on an annual basis. The amendment resulted in a curtailment loss of  $10.

The following table sets forth the funded status and amounts recognized as of December 31, 2001 and 2002 for our defined benefit pension plans:

	Domestic Plans		Foreign Plans
	2001	2002	2001	2002
Change in benefit obligation:
Benefit obligation, beginning of year	$30,968	$34,189	$15,923	$16,252
Service cost	1,284	1,354	534	574
Interest cost	2,342	2,508	930	1,054
Plan participants’ contributions	25	24	—	—
Amendments	30	(1,392)	—	9
Actuarial (gain) loss	951	3,977	438	(453)
Foreign currency exchange rate changes	—	—	(732)	2,623
Benefits paid	(1,411)	(1,802)	(841)	(819)
Benefit obligation, end of year	34,189	38,858	16,252	19,240

Change in plan assets:
Fair value of plan assets, beginning of year	30,915	29,987	3,384	3,013
Return on plan assets	(1,741)	(3,406)	(229)	(72)
Employer contribution	2,199	2,576	733	819
Employee contributions	25	24	54	54
Foreign currency exchange rate changes	—	—	(88)	318
Benefits paid	(1,411)	(1,802)	(841)	(819)
Fair value of plan assets, end of year	29,987	27,379	3,013	3,313

Funded status	(4,202)	(11,479)	(13,239)	(15,927)

Unrecognized net actuarial loss	2,439	11,596	1,044	888
Unrecognized prior service cost	2,946	2,526	—	—
Net amount recognized	$1,183	$2,643	$(12,195)	$(15,039)

Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(3,373)	$(11,479)	$(12,195)	$(15,039)
Intangible asset	2,936	2,526	—	—
Additional minimum pension liability	1,620	11,596	—	—
Net amount recognized	$1,183	$2,643	$(12,195)	$(15,039)

	Domestic Plans			Foreign Plans
	2000	2001	2002	2000	2001	2002
Weighted average assumptions as of December 31:
Discount rate	7.75%	7.50%	6.75%	5.75-6.5%	5.75-6.5%	5.5-5.7%
Expected return on assets	9.0	9.0	9.0	6.75	6.75	6.75
Rate of compensation increase	4.0	4.0	4.0	2.5-4.5	2.5-4.5	2.5-4.0

The components of net pension expense for the years ended December 31 are as follows:

	2000	2001	2002
Domestic Plans:
Service cost	$1,133	$1,284	$1,354
Interest cost	1,883	2,342	2,508
Expected return on plan assets	(2,323)	(2,897)	(3,170)
Amortization of prior service cost	362	407	410
Recognized actuarial (gain) loss	(122)	(142)	5
Curtailment loss	—	—	10
Net pension expense	$933	$994	$1,117

Foreign Plans:
Service cost	$517	$534	$574
Interest cost	916	930	1,054
Expected return on plan assets	(232)	(177)	(145)
Net pension expense	$1,201	$1,287	$1,483

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2001	2002
Projected benefit obligation	$50,441	$58,098
Accumulated benefit obligation	47,104	55,945
Fair value of plan assets	33,000	30,692

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The health care plan is contributory, with retiree contributions adjusted every three years as part of a union contract. The plans are unfunded and we pay part of the health care premium and the full amount of the life insurance cost.

The following table sets forth the funded status of our postretirement benefit plans and accrued postretirement benefit cost reflected in our consolidated balance sheet as of December 31:

	2001	2002
Change in benefit obligation:
Benefit obligation, beginning of year	$1,488	$1,770
Service cost	57	60
Interest cost	124	129
Plan participants’ contribution	44	45
Amendments	(58)	—
Actuarial loss	242	124
Benefits paid	(127)	(114)
Benefit obligation, end of year	1,770	2,014

Fair value of plan assets	—	—

Funded status	(1,770)	(2,014)
Unrecognized net actuarial loss	214	335
Unrecognized prior service cost	548	503
Accrued postretirement benefit cost	$(1,008)	$(1,176)

The assumed weighted average discount rate as of December 31 was 7.75% in 2000, 7.50% in 2001, and 6.75% in 2002.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 7.50% for retirees under age 65 in 2002 and is assumed to decrease gradually to 5.50% in 2006, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

	Years Ended December 31,
	2000	2001	2002
Service cost	$47	$57	$60
Interest cost	107	124	129
Net loss recognition	—	1	—
Amortization of transition obligation	50	45	48
Net postretirement benefit cost	$204	$227	$237

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$12	$(11)
Effect on the postretirement benefit obligation	99	(89)

We sponsor 401(k) retirement savings plans for eligible employees.  Discretionary employer contributions, as determined annually by the Board of Directors, are made to two of these plans.  The contributions approximated $590 for 2000, $550 for 2001, and $767 for 2002.

We established a supplemental executive retirement plan (“SERP”) for a select group of our executives who constitute a “top hat” group as defined by ERISA.  Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a Rabbi Trust.  The SERP assets are included in our financial statements as available for sale investments within other long-term assets since the Trust permits accessibility of the SERP assets by our creditors in the event of our insolvency (see Notes 7 and 16).  We have no other claims to the assets contained in the Trust.  The contributions approximated $203 in 2000, $283 in 2001, and $203 in 2002.

(15) Foreign Exchange Contracts

Our German divisions, whose functional currency is the Euro, secure options and forwards contracts for Japanese yen and British pounds solely to manage currency fluctuations.  At December 31, 2001, these divisions had options and forward contracts to sell  ¥230,000 and £2,150. These instruments had various maturity dates through May 2003.  At December 31, 2002, these divisions had forward contracts to sell £2,250. These instruments have various maturity dates through March 2004.

(16) Fair Values of Financial Instruments

Estimated fair values of financial instruments have been developed using appropriate methodologies; however, considerable judgment is required to develop these estimates.  Accordingly, the estimates presented below are not necessarily indicative of amounts that could be realized in a current market exchange.  Use of different assumptions or methodologies could have a significant effect on these estimates.  The net carrying value and estimated fair value of our financial instruments are as follows at December 31:

	2001		2002
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Long-term debt	$211,203	$209,703	$200,636	$201,087
Foreign currency contracts	—	(73)	—	(106)
Interest rate caps	—	(7)	—	—

The estimated fair value of existing long-term debt is based on rates currently available to us for debt with similar terms and remaining maturities.

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

The carrying amounts of cash, marketable equity securities, accounts, notes and leases receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity.  On December 31, 2001 and 2002, we had only available-for-sale securities which are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported in stockholders’ equity.  Included in accumulated other comprehensive loss were unrealized net losses of $5 at December 31, 2001 and unrealized net losses of $76 at December 31, 2002.  Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 7 and 14).

(17)     Segment Information

As discussed in Note 2, we have identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  We consider these two segments reportable as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by our senior management.

The accounting policies of each segment are the same as those described in Note 2.  Intercompany transactions are generally recorded at cost plus a negotiated markup.

The following tables present information about our operating segments:

2000	Piano Segment				Band and Orchestral Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	Elim	Total
Revenues from external customers	$123,528	$38,630	$20,686	$182,844	$143,904	$4,950	$148,854	$—	$331,698
Operating profit	18,082	4,450	3,372	25,904	18,237	(268)	17,969	(2,184)	41,689
Interest income	—	16	25	41	1,250	—	1,250	—	1,291
Interest expense	11,372	454	219	12,045	23,020	—	23,020	(17,664)	17,401
Depreciation and amortization	6,074	2,343	218	8,635	3,659	—	3,659	48	12,342
Income tax expense (benefit)	3,972	1,735	1,192	6,899	(671)	(132)	(803)	4,404	10,500
Net income (loss)	4,723	2,837	1,514	9,074	(3,076)	(266)	(3,342)	11,172	16,904
Capital expenditures	4,524	1,053	39	5,616	2,184	55	2,239	35	7,890
Total assets	144,014	54,008	11,444	209,466	407,958	3,868	411,826	(199,476)	421,816

2001	Piano Segment				Band and Orchestral Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	Elim	Total
Revenues from external customers	$105,726	$41,144	$22,096	$168,966	$179,067	$4,579	$183,646	$—	$352,612
Operating profit	10,190	6,124	4,176	20,490	19,316	119	19,435	(1,453)	38,472
Interest income	38	44	37	119	2,187	—	2,187	—	2,306
Interest expense	10,767	273	189	11,229	27,654	—	27,654	(19,846)	19,037
Depreciation and amortization	5,872	2,366	205	8,443	4,968	17	4,985	375	13,803
Income tax expense (benefit)	(478)	2,246	1,588	3,356	(2,731)	3	(2,728)	4,960	5,588
Net income (loss)	(1,434)	4,068	2,435	5,069	(6,177)	63	(6,114)	12,364	11,319
Capital expenditures	2,566	651	107	3,324	3,629	1	3,630	187	7,141
Total assets	138,336	54,785	10,499	203,620	399,817	3,214	403,031	(192,611)	414,040

2002	Piano Segment				Band and Orchestral Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Other	Total	Elim	Total

Revenues from external customers	$105,842	$38,431	$20,316	$164,589	$163,265	$4,443	$167,708	$—	$332,297
Operating profit	13,392	5,294	2,650	21,336	11,923	65	11,988	(1,925)	31,399
Interest income	37	34	17	88	1,804	—	1,804	—	1,892
Interest expense	9,417	179	154	9,750	24,104	—	24,104	(18,683)	15,171
Depreciation and amortization	4,495	1,295	231	6,021	4,483	20	4,503	513	11,037
Income tax expense (benefit)	1,924	2,400	1,009	5,333	(2,568)	77	(2,491)	4,308	7,150
Net income (loss)	3,968	3,882	1,691	9,541	(7,566)	161	(7,405)	12,773	14,909
Capital expenditures	2,095	665	15	2,775	2,825	—	2,825	4	5,604
Total assets	134,418	65,726	13,334	213,478	393,383	3,192	396,575	(181,819)	428,234

(18)     Summary of Merger and Guarantees

On May 25, 1995, Selmer acquired Steinway pursuant to an Agreement and Plan of Merger dated as of April 11, 1995.  The total purchase price of approximately $104.0 million, including fees and expenses, was funded by our available cash balances and Selmer’s issuance of $105.0 million of 11% Senior Subordinated Notes (the “Notes”) due 2005.

Selmer’s payment obligations under the Notes were fully and unconditionally guaranteed on a joint and several basis by us as Parent (the “Guarantor Parent”), and by Steinway, UMI and certain of our direct and indirect wholly-owned subsidiaries, each a “Guarantor” (the “Guarantor Subsidiaries”).  These subsidiaries, together with the operating divisions of Selmer, represent all of our operations conducted in the United States.  The remaining subsidiaries, which did not guarantee the Notes, represent foreign operations (the “Non Guarantor Subsidiaries”).

On April 19, 2001, we completed a $150.0 million 8.75% Senior Note offering.  The proceeds of the offering were used to redeem all of the existing 11% Senior Subordinated Notes, with the balance paying down the revolving credit facility.

Our payment obligations under the 8.75% Senior Notes are fully and conditionally guaranteed on a joint and several basis by Selmer, Steinway, UMI and certain other of our direct and indirect wholly-owned subsidiaries, each a “Guarantor” (the “Guarantor Subsidiaries”).  These subsidiaries represent all of our (the “Issuer”) operations conducted in the United States.

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

We record investments in subsidiaries using the cost method for purposes of the supplemental consolidating presentation.  Earnings of subsidiaries are therefore not reflected in our investment accounts and earnings.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2000

(In Thousands)

	Guarantor Parent	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Net sales	$—	$122,848	$152,976	$68,545	$(12,671)	$331,698
Cost of sales	—	89,758	104,911	44,453	(12,382)	$226,740

Gross profit	—	33,090	48,065	24,092	(289)	104,958

Operating expenses:
Sales and marketing	—	10,790	16,873	9,795	(116)	37,342
General and administrative	3,409	5,336	6,628	4,321	—	19,694
Amortization	—	274	2,470	1,112	—	3,856
Other operating (income) expense	(2,717)	90	2,352	1,046	116	887
Non-recurring charges	1,290	—	200	—	—	1,490
Total operating expenses	1,982	16,490	28,523	16,274	—	63,269

Income (loss) from operations	(1,982)	16,600	19,542	7,818	(289)	41,689

Other income	—	—	(1,418)	(407)	—	(1,825)
Interest income	—	(764)	(18,150)	(41)	17,664	(1,291)
Interest expense	—	21,635	12,757	673	(17,664)	17,401

Income (loss) before income taxes	(1,982)	(4,271)	26,353	7,593	(289)	27,404

Provision for (benefit of) income taxes	(931)	(833)	9,521	2,917	(174)	10,500

Net income (loss)	$(1,051)	$(3,438)	$16,832	$4,676	$(115)	$16,904

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2001

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Net sales	$—	$292,168	$70,670	$(10,226)	$352,612
Cost of sales	—	212,028	43,724	(10,638)	$245,114

Gross profit	—	80,140	26,946	412	107,498

Operating expenses:
Sales and marketing	—	32,186	10,185	(120)	42,251
General and administrative	4,299	13,210	4,660	(260)	21,909
Amortization	315	2,862	1,078	—	4,255
Other operating (income) expense	(3,163)	2,556	838	380	611
Total operating expenses	1,451	50,814	16,761	—	69,026

Income (loss) from operations	(1,451)	29,326	10,185	412	38,472

Other income	(229)	(1,184)	(365)	—	(1,778)
Interest income	(9,929)	(20,089)	(81)	27,793	(2,306)
Interest expense	7,947	38,421	462	(27,793)	19,037
Debt extinguishment costs	1,216	5,396	—	—	6,612

Income (loss) before income taxes	(456)	6,782	10,169	412	16,907

Provision for (benefit of) income taxes	(250)	1,873	3,822	143	5,588

Net income (loss)	$(206)	$4,909	$6,347	$269	$11,319

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2002

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Net sales	$—	$278,421	$65,065	$(11,189)	$332,297
Cost of sales	—	204,036	42,205	(11,095)	235,146

Gross profit	—	74,385	22,860	(94)	97,151

Operating expenses:
Sales and marketing	—	31,136	10,048	(55)	41,129
General and administrative	4,677	13,373	4,467	—	22,517
Amortization	452	698	4	—	1,154
Other operating (income) expense	(3,204)	3,223	878	55	952
Total operating expenses	1,925	48,430	15,397	—	65,752

Income (loss) from operations	(1,925)	25,955	7,463	(94)	31,399

Other income	(65)	(2,381)	(1,493)	—	(3,939)
Interest income	(14,236)	(19,413)	(51)	31,808	(1,892)
Interest expense	13,125	33,521	333	(31,808)	15,171

Income (loss) before income taxes	(749)	14,228	8,674	(94)	22,059

Provision for (benefit of) income taxes	(185)	4,033	3,317	(15)	7,150

Net income (loss)	$(564)	$10,195	$5,357	$(79)	$14,909

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2001

(In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$1,672	$3,229	$644	$5,545
Accounts, notes and leases receivable, net	—	72,339	9,971	(122)	82,188
Inventories	—	136,832	25,179	(887)	161,124
Prepaid expenses and other current assets	391	3,393	700	—	4,484
Deferred tax assets	—	5,539	4,639	(4,542)	5,636
Total current assets	391	219,775	43,718	(4,907)	258,977

Property, plant and equipment, net	216	90,844	12,951	—	104,011
Investment in subsidiaries	71,143	254,961	—	(326,104)	—
Trademarks	—	6,280	2,862	—	9,142
Goodwill	—	18,795	9,122	—	27,917
Other intangibles, net	4,201	3,874	11	—	8,086
Other assets	737	4,836	334		5,907
TOTAL ASSETS	$76,688	$599,365	$68,998	$(331,011)	$414,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,285	$1,161	$—	$7,446
Accounts payable	84	6,080	1,640	(122)	7,682
Other current liabilities	(15,592)	41,463	13,625	(5,401)	34,095
Total current liabilities	(15,508)	53,828	16,426	(5,523)	49,223

Long-term debt	150,020	53,093	—	644	203,757
Intercompany	(112,437)	108,035	4,402	—	—
Deferred tax liabilities	—	20,882	6,236	—	27,118
Other non current liabilities	125	1,896	11,550	—	13,571
Total liabilities	22,200	237,734	38,614	(4,879)	293,669

Stockholders’ equity	54,488	361,631	30,384	(326,132)	120,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,688	$599,365	$68,998	$(331,011)	$414,040

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2002

(In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$1,871	$6,031	$11,197	$19,099
Accounts, notes and leases receivable, net	—	65,690	11,809	(78)	77,421
Inventories	—	133,782	30,289	(981)	163,090
Prepaid expenses and other current assets	643	3,678	906	—	5,227
Deferred tax assets	—	6,146	5,036	(4,170)	7,012
Total current assets	643	211,167	54,071	5,968	271,849

Property, plant and equipment, net	159	87,980	14,428	—	102,567
Investment in subsidiaries	71,143	255,666	—	(326,809)	—
Trademarks	—	6,280	3,371	—	9,651
Goodwill	—	18,795	10,744	—	29,539
Other intangibles, net	3,749	3,178	9	—	6,936
Other assets	865	6,393	434	—	7,692
TOTAL ASSETS	$76,559	$589,459	$83,057	$(320,841)	$428,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,454	$1,601	$—	$8,055
Accounts payable	98	6,933	2,935	(78)	9,888
Other current liabilities	(14,195)	40,559	13,343	(4,443)	35,264
Total current liabilities	(14,097)	53,946	17,879	(4,521)	53,207

Long-term debt	145,398	35,986	—	11,197	192,581
Intercompany	(109,830)	105,963	3,867	—	—
Deferred tax liabilities	—	16,164	6,545	—	22,709
Other non-current liabilities	252	9,458	14,221	—	23,931
Total liabilities	21,723	221,517	42,512	6,676	292,428

Stockholders’ equity	54,836	367,942	40,545	(327,517)	135,806

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,559	$589,459	$83,057	$(320,841)	$428,234

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2000

(In Thousands)

	Guarantor Parent	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,051)	$(3,438)	$16,832	$4,676	$(115)	$16,904
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	46	2,742	6,993	2,561	—	12,342
Early extinguishment of debt	—	—	—	—	—	—
Deferred tax expense (benefit)	—	527	(443)	(2,433)	—	(2,349)
Other	1	251	14	(26)	—	240
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	2,702	2,453	(416)	—	4,739
Inventories	—	(6,936)	(12,257)	(1,338)	289	(20,242)
Prepaid expenses and other current assets	270	(275)	326	44	—	365
Accounts payable	(46)	48	1,532	627	—	2,161
Other current liabilities	(3,884)	(5,932)	6,544	2,551	(174)	(895)
Cash flows from operating activities	(4,664)	(10,311)	21,994	6,246	—	13,265

Cash flows from investing activities:
Capital expenditures	(35)	(2,107)	(4,601)	(1,147)	—	(7,890)
Proceeds from disposals of fixed assets	—	14	376	121	—	511
Business acquisition, net of cash acquired	—	(26,519)	(57,708)	(2,340)	—	(86,567)
Changes in other assets	—	148	—	—	—	148
Cash flows from investing activities	(35)	(28,464)	(61,933)	(3,366)	—	(93,798)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(19)	28,620	12,841	(1,099)	954	41,297
Proceeds from issuance of long-term debt	—	—	45,000	—	—	45,000
Repayment of long-term debt	—	—	(1,261)	(720)	—	(1,981)
Debt issuance costs	—	—	(3,920)	(22)	—	(3,942)
Proceeds from issuance of stock	693	—	—	—	—	693
Purchase of treasury stock	(483)	—	—	—	—	(483)
Intercompany dividends	—	—	450	(450)	—	—
Intercompany transactions	4,508	8,544	(13,364)	312	—	—
Cash flows from financing activities	4,699	37,164	39,746	(1,979)	954	80,584

Effect of exchange rate changes on cash	—	—	—	274	—	274

Increase (decrease) in cash	—	(1,611)	(193)	1,175	954	325
Cash, beginning of period	—	1,875	2,591	1,152	(954)	4,664

Cash, end of period	$—	$264	$2,398	$2,327	$—	$4,989

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

(In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(206)	$4,828	$6,428	$269	$11,319
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	373	10,842	2,588	—	13,803
Early extinguishment of debt	1,216	5,396	—	—	6,612
Deferred tax expense (benefit)	—	1,879	(1,682)	(1,618)	(1,421)
Other	4	216	211	—	431
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	10,077	(335)	122	9,864
Inventories	—	(1,415)	(1,693)	(412)	(3,520)
Prepaid expenses and other current assets	(298)	(1,214)	(370)	(651)	(2,533)
Accounts payable	(58)	(3,217)	(43)	(122)	(3,440)
Other current liabilities	502	(8,763)	3,614	2,409	(2,238)
Cash flows from operating activities	1,533	18,629	8,718	(3)	28,877

Cash flows from investing activities:
Capital expenditures	(187)	(6,195)	(759)	—	(7,141)
Proceeds from disposals of fixed assets	—	243	—	—	243
Changes in other assets	(5)	(1,088)	—	3	(1,090)
Capital contribution to subsidiary	—	(419)	419	—	—
Cash flows from investing activities	(192)	(7,459)	(340)	3	(7,988)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(165)	(43,566)	(2,514)	644	(45,601)
Proceeds from issuance of long-term debt	150,000	—	—	—	150,000
Repayment of long-term debt	—	(118,497)	(350)	—	(118,847)
Debt issuance costs	(4,516)	—	—	—	(4,516)
Proceeds from issuance of stock	454	—	—	—	454
Purchase of treasury stock	(1,901)	—	—	—	(1,901)
Intercompany dividends	—	3,801	(3,801)	—	—
Intercompany transactions	(145,213)	146,102	(889)	—	—
Cash flows from financing activities	(1,341)	(12,160)	(7,554)	644	(20,411)

Effect of exchange rate changes on cash	—	—	78	—	78

Increase (decrease) in cash	—	(990)	902	644	556
Cash, beginning of period	—	2,662	2,327	—	4,989

Cash, end of period	$—	$1,672	$3,229	$644	$5,545

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

(In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(564)	$10,195	$5,357	$(79)	$14,909
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	513	8,978	1,546	—	11,037
Early extinguishment of debt	—	—	—	—	—
Deferred tax expense (benefit)	—	(687)	(1,778)	1,271	(1,194)
Other	—	161	173	—	334
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	6,484	(350)	(44)	6,090
Inventories	—	2,554	(771)	94	1,877
Prepaid expenses and other current assets	(380)	(226)	(149)	—	(755)
Accounts payable	14	850	937	44	1,845
Other current liabilities	1,524	(2,904)	(429)	(1,286)	(3,095)
Cash flows from operating activities	1,107	25,405	4,536	—	31,048

Cash flows from investing activities:
Capital expenditures	(4)	(4,920)	(680)	—	(5,604)
Proceeds from disposals of fixed assets	—	4	—	—	4
Changes in other assets	(82)	(2,067)	—	—	(2,149)
Capital contribution to subsidiary	—	(705)	705	—	—
Cash flows from investing activities	(86)	(7,688)	25	—	(7,749)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	33	(10,586)	295	10,553	295
Proceeds from issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt	—	(6,352)	—	—	(6,352)
Repurchase of long-term debt	(4,655)	—	—	—	(4,655)
Debt issuance costs	—	—	—	—	—
Proceeds from issuance of stock	994	—	—	—	994
Intercompany dividends	—	787	(787)	—	—
Intercompany transactions	2,607	(2,072)	(535)	—	—
Cash flows from financing activities	(1,021)	(18,223)	(1,027)	10,553	(9,718)

Effect of exchange rate changes on cash	—	—	(27)	—	(27)

Increase (decrease) in cash	—	(506)	3,507	10,553	13,554
Cash, beginning of period	—	1,672	3,229	644	5,545

Cash, end of period	$—	$1,166	$6,736	$11,197	$19,099

(19)     Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations (in thousands except share and per share data) for the years ended December 31, 2001 and 2002.

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$101,581	$83,661	$82,885	$84,485
Gross profit	31,709	27,064	24,309	24,416
Net income (loss)	5,200	(249)	2,514	3,854

Basic income (loss) per share	$0.58	$(0.03)	$0.28	$0.43
Diluted income (loss) per share	0.58	(0.03)	0.28	0.43

Weighted average shares:
Basic	8,931,500	8,931,500	8,947,342	8,901,657
Diluted	8,931,500	8,931,500	8,947,342	8,901,657

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$88,059	$78,349	$75,320	$90,569
Gross profit	25,363	24,385	21,301	26,102
Net income	3,683	4,084	2,191	4,951

Basic income per share	$0.42	$0.46	$0.25	$0.56
Diluted income per share	0.42	0.46	0.25	0.56

Weighted average shares:
Basic	8,847,372	8,860,834	8,894,580	8,906,238
Diluted	8,853,917	8,915,071	8,894,620	8,906,238

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Deductions and Other (see Note 1)		Balance at End of Year

Reserves deducted from assets to which they apply:
Allowance for doubtful accounts:
Year ended December 31, 2000	$6,765	$4,394	(3)	$218	(2)	$11,377
Year ended December 31, 2001	11,377	362		(830	)(2)	10,909
Year ended December 31, 2002	10,909	242		238	(2)	11,389

Inventory obsolescence:
Year ended December 31, 2000	3,831	171		(259)		3,743
Year ended December 31, 2001	3,743	1,086		(301)		4,528
Year ended December 31, 2002	4,528	1,644		(892)		5,280

Reserves included in other current liabilities:
Accrued warranty expense:
Year ended December 31, 2000	2,330	841	(4)	(816)		2,355
Year ended December 31, 2001	2,355	932		(1,066)		2,221
Year ended December 31, 2002	2,221	950		(814)		2,357

Reserves for notes sold with recourse:
Year ended December 31, 2000	1,443	—		(340)		1,103
Year ended December 31, 2001	1,103	—		(254)		849
Year ended December 31, 2002	849	—		(849	)(2)	—

Note:	(1)	Includes foreign currency translation adjustments
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

PART III

ITEM 10                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11                EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 14                                                 CONTROLS AND PROCEDURES

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

ITEM 15                                                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

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

4.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of March 2, 2001, to the Existing Credit Agreement, by and among The Selmer Company, Inc., Steinway, Inc., United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (13)

4.3

Second Amendment to the Second Amended and Restated Credit Agreement dated as of April 19, 2001 among The Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers: certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (10)

4.4

Third Amendment to the Second Amended and Restated Credit Agreement dated as of August 31, 2001 among The Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers

(as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (11)
4.5

Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of July 17, 2002 by and among The Selmer Company, Inc., Steinway, Inc., United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the lenders from time to time party to the Agreement; and GMAC Commercial Credit, LLC, as Administrative Agent

4.6

Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of January 14, 2003 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. with and into Conn-Selmer, Inc., Steinway, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the lenders, from time to time party to the Agreement; and GMAC Commercial Credit LLC, as Administrative Agent

4.7	Registration Rights Agreement, dated as of August 9, 1993, among Selmer Industries, Inc. and the purchasers of certain equity securities (1)
4.8	Indenture, dated as of April 19, 2001, among Steinway Musical Instruments, Inc., the subsidiary guarantors named therein and UBS Warburg, LLC, as the initial purchaser (12)
4.9

Exchange Registration Rights agreement, dated as of May 25, 1995, by and among The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and Donaldson, Lufkin  & Jenrette Corporation  (2)

10.1	Employment Agreement, dated May 8, 1989, between Steinway Musical Properties, Inc. and Thomas Kurrer (3)
10.2	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Bruce Stevens (3)
10.3	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (6)
10.4	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Dennis Hanson (3)
10.5	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (6)
10.6	Employment Agreement, dated as of January 4, 1999, between the Registrant and Dana Messina (7)
10.7	Employment Agreement, dated as of January 4, 1999, between the Registrant and Kyle Kirkland (7)
10.8	Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips Electronics North American Corporation (1)
10.9	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
10.10	Amended and Restated 1996 Stock Plan of the Registrant
10.11	Form of Non-compete Agreement dated July 1996 between Steinway Musical Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (5)
10.12	Employment Agreement dated November 11, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr.
21.1	List of Subsidiaries of the Registrants
23.1	Independent Auditors’ Consent - Deloitte & Touche LLP

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)          Previously filed with the Commission on September 29, 2000 as an exhibit to the Registrant’s Current Report on Form 8-K.

(10)    Previously filed with the Commission on August 14, 2001 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(11)    Previously filed with the Commission on November 13, 2001 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(12)    Previously filed with the Commission on June 12, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(13)    Previously filed with the Commission on March 28, 2001 as an Exhibit to the Registrant’s Annual Report on Form 10-K.

(b)           Reports on Form 8-K

On November 18, 2002 the Company filed a Current Report on Form 8-K that included a press release issued on November 11, 2002 announcing the resignation of Thomas T. Burzycki as an officer and director and a press release issued on November 11, 2002 announcing the appointment of John M. Stoner, Jr. as President of Conn-Selmer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEINWAY MUSICAL INSTRUMENTS, INC.

March 14, 2003	By	/s/ Dana D. Messina
(Date)		Dana D. Messina

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Dana D. Messina	Director and Chief Executive Officer	March 14, 2003
Dana D. Messina	(Principal Executive Officer)

/s/ Dennis M. Hanson	Chief Financial Officer	March 14, 2003
Dennis M. Hanson	(Principal Financial Officer)

/s/ Kyle R. Kirkland	Chairman of the Board	March 14, 2003
Kyle R. Kirkland

/s/ John M. Stoner, Jr.	Director	March 14, 2003
John M. Stoner, Jr.

/s/ Bruce A. Stevens	Director	March 14, 2003
Bruce A. Stevens

/s/ Peter McMillan	Director	March 14, 2003
Peter McMillan

/s/ A. Clinton Allen	Director	March 14, 2003
A. Clinton Allen

/s/ Rudolph K. Kluiber	Director	March 14, 2003
Rudolph K. Kluiber

I,  Dana D. Messina, certify that:

1.  I have reviewed this annual report on Form 10-K of Steinway Musical Instruments, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Dana D. Messina

Dana D. Messina
Director, President and Chief Executive Officer

I,  Dennis M. Hanson, certify that:

1.  I have reviewed this annual report on Form 10-K of Steinway Musical Instruments, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Dennis M. Hanson

Dennis M. Hanson
Senior Executive Vice President and Chief Financial Officer