Form 10-Q
period 2003-03-29
STEINWAY MUSICAL INSTRUMENTS INC
filed 2003-05-12
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER  001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 305 Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:     (781) 894-9770

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Number of shares of Common Stock issued and outstanding as of May 5, 2003:	Class A	477,953
	Ordinary	8,428,285
	Total	8,906,238

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended
	March 30, 2002	March 29, 2003

Net sales	$88,059	$82,509
Cost of sales	62,696	61,677

Gross Profit	25,363	20,832

Operating expenses:
Sales and marketing	10,681	11,013
General and administrative	5,567	5,954
Amortization	289	289
Other operating expense	157	172
Total operating expenses	16,694	17,428

Income from operations	8,669	3,404

Interest expense, net	3,301	2,972
Other income, net	(305)	(621)

Income before income taxes	5,673	1,053

Provision for income taxes	1,990	370

Net income	$3,683	$683

Earnings per share:
Basic	$0.42	$0.08
Diluted	$0.42	$0.08

Weighted average shares:
Basic	8,847,372	8,906,238
Diluted	8,853,917	8,906,418

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2002	March 29, 2003

ASSETS:
Current assets:
Cash	$19,099	$15,134
Accounts, notes and leases receivable, net of allowance for bad debts of $11,389 and $11,430 in 2002 and 2003, respectively	77,421	85,246
Inventories	163,090	162,841
Prepaid expenses and other current assets	5,227	4,847
Deferred tax assets	7,012	7,569
Total current assets	271,849	275,637

Property, plant and equipment, net of accumulated depreciation of $55,151 and $57,714 in 2002 and 2003, respectively	102,567	101,428
Trademarks	9,651	9,741
Goodwill	29,539	29,826
Other intangibles, net	6,936	6,681
Other assets	7,692	7,638

TOTAL ASSETS	$428,234	$430,951

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8,055	$8,407
Accounts payable	9,888	6,974
Other current liabilities	35,264	39,427
Total current liabilities	53,207	54,808

Long-term debt	192,581	190,956
Deferred tax liabilities	22,709	23,270
Other non-current liabilities	23,931	24,729
Total liabilities	292,428	293,763

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	73,172	73,172
Retained earnings	91,620	92,303
Accumulated other comprehensive income	(13,142)	(12,443)
Treasury stock, at cost	(15,853)	(15,853)
Total stockholders’ equity	135,806	137,188

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,234	$430,951

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 30, 2002	March 29, 2003
Cash flows from operating activities:
Net income	$3,683	$683
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,777	2,818
Deferred tax benefit	(99)	(123)
Other	124	63
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(3,544)	(7,824)
Inventories	6,152	417
Prepaid expenses and other current assets	970	213
Accounts payable	(578)	(2,937)
Other current liabilities	5,211	4,457
Cash flows from operating activities	14,696	(2,233)

Cash flows from investing activities:
Capital expenditures	(1,033)	(747)
Changes in other assets	486	246
Cash flows from investing activities	(547)	(501)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(359)	363
Repayments of long-term debt	(1,582)	(1,619)
Proceeds from issuance of stock	23	—
Cash flows from financing activities	(1,918)	(1,256)

Effect of foreign exchange rate changes on cash	11	25

Increase (decrease) in cash	12,242	(3,965)
Cash, beginning of period	5,545	19,099

Cash, end of period	$17,787	$15,134

Supplemental Cash Flow Information
Interest paid	$556	$391
Taxes paid	$1,590	$2,285

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 29, 2003

(In Thousands Except Share and Per Share Data)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 30, 2002 and March 29, 2003 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2002, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this form “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.  Effective January 1, 2003, we combined the operations of The Selmer Company, Inc. (“Selmer”) and United Musical Instruments, Inc. (“UMI”) into Conn-Selmer, Inc. (“Conn-Selmer”).  References to Selmer and UMI occur in connection with events or circumstances prior to the merger.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of our direct and indirect wholly owned subsidiaries, including The Steinway Piano Company, Inc. (“Steinway”) and Conn-Selmer.  Significant intercompany balances have been eliminated in consolidation.

Stock-based Compensation - We have an employee stock purchase plan (“Purchase Plan”) and a stock plan (“Stock Plan”).  As permitted under accounting principles generally accepted in the United States of America, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to measure stock-based employee compensation.

	Period Ended
	March 30, 2002	March 29, 2003

Net income, as reported	$3,683	$683
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(102)	(220)
Pro forma net income	$3,581	$463
Earnings per share:
As reported Basic and Diluted	$0.42	$0.08
Pro forma Basic and Diluted	$0.40	$0.05

The fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	Period Ended
	March 30, 2002	March 29, 2003
Range of risk-free interest rates	3.57%	1.86 - 3.12%
Range of expected life of option grants (in years)	1 to 6	1 to 6
Expected volatility of underlying stock	25.6%	25.3%

The weighted average fair value of options on their grant date is as follows:

	Period Ended
	March 30, 2002	March 29, 2003

Stock Plan	$—	$4.77
Purchase Plan	$4.48	$4.78

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

Income per Common Share – Basic income per share is computed using the weighted average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of our outstanding options using the treasury stock method, except when such items would be antidilutive.  A reconciliation of the weighted average shares used for the basic and diluted computations for the three month periods ended March 30, 2002 and March 29, 2003 is as follows:

	Three months ended
	2002	2003
Weighted average shares:
For basic income per share	8,847,372	8,906,238
Dilutive effect of stock options	6,545	180
For diluted income per share	8,853,917	8,906,418

Options to purchase 47,500 and 1,069,000 shares of common stock at prices ranging from $14.73 to $21.94 per share were outstanding during the quarters ended March 30, 2002 and March 29, 2003, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

Comprehensive Income – Other comprehensive income is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets.  Total comprehensive income for the three month periods ended March 30, 2002 and March 29, 2003 is as follows:

	Three months ended
	2002	2003

Net income	$3,683	$683
Other comprehensive income (loss)	(680)	699
Total comprehensive income	$3,003	$1,382

New Accounting Pronouncements – On July 30, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.  We adopted the provisions of SFAS No. 146, effective January 1, 2003.  Its adoption did not have any impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)   Inventories

Inventories consist of the following:

	December 31, 2002	March 29, 2003

Raw materials	$21,568	$20,067
Work in process	56,019	58,999
Finished goods	85,503	83,775
Total	$163,090	$162,841

(4)   Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Three months ended
	March 30, 2002	March 29, 2003

West 57th Building income	$(1,163)	$(1,163)
West 57th building expenses	814	814
Foreign exchange (gain) loss, net	110	(104)
Miscellaneous	(66)	(168)
Other income, net	$(305)	$(621)

(5)   Commitments and Contingent Liabilities

Certain environmental matters are pending against us, which might result in monetary damages, the amount of which, if any, cannot be determined at the present time.  Philips Electronics, a previous owner of one of our subsidiaries, has agreed to hold us harmless from any financial liability arising from these environmental matters which were pending as of December 29, 1988.  Management believes that these matters will not have a material adverse impact on our results of operations or financial condition.

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

The following tables present information about our operating segments for the three month period ended March 30, 2002 and March 29, 2003:

	Piano Segment				Band and Orchestral Segment			Other	Consol
Three months ended 2002	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$23,498	$8,050	$4,872	$36,420	$50,670	$969	$51,639	$—	$88,059
Income from operations	2,608	999	749	4,356	4,832	26	4,858	(545)	8,669

	Piano Segment				Band and Orchestral Segment			Other	Consol
Three months ended 2003	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$20,414	$12,732	$2,789	$35,935	$45,458	$1,116	$46,574	$—	$82,509
Income from operations	273	1,331	794	2,398	1,529	63	1,592	(586)	3,404

(7)     Summary of Guarantees

During 2001, we completed a $150.0 million 8.75% Senior Note offering.  At the end of 2002, we repurchased $4.7 million of these Senior Notes.

Our payment obligations under the 8.75% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Conn-Selmer, Steinway, and certain other of our direct and indirect wholly-owned subsidiaries, each a Guarantor (the “Guarantor Subsidiaries”).  These subsidiaries represent all of our (the “Issuer”) operations conducted in the United States.  The remaining subsidiaries, which do not guarantee the 8.75% Senior Notes, represent non-U.S. operations (the “Non Guarantor Subsidiaries”).

The following condensed consolidating supplementary data presents the financial position, results of operations, and cash flows of the Guarantor Subsidiaries and the Non Guarantor Subsidiaries.  Separate complete financial statements of the respective Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.  No single Guarantor Subsidiary has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the guarantee other than its subordination to senior indebtedness.

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 29, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$68,622	$17,063	$(3,176)	$82,509
Cost of sales	—	54,096	10,709	(3,128)	61,677

Gross profit	—	14,526	6,354	(48)	20,832

Operating expenses:
Sales and marketing	—	8,294	2,731	(12)	11,013
General and administrative	1,204	3,542	1,208	—	5,954
Amortization	113	175	1	—	289
Other operating (income) expense	(800)	734	226	12	172
Total operating expenses	517	12,745	4,166	—	17,428

Income (loss) from operations	(517)	1,781	2,188	(48)	3,404

Interest (income) expense, net	(376)	3,300	48	—	2,972
Other income, net	—	(535)	(86)	—	(621)

Income (loss) before income taxes	(141)	(984)	2,226	(48)	1,053

Provision for (benefit of) income taxes	(49)	(451)	894	(24)	370

Net income (loss)	$(92)	$(533)	$1,332	$(24)	$683

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 29, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,260	$2,030	$10,844	$15,134
Accounts, notes and leases receivable, net	—	72,983	12,244	19	85,246
Inventories	—	131,672	32,198	(1,029)	162,841
Prepaid expenses and other current assets	550	3,214	1,083	—	4,847
Deferred tax assets	—	6,151	5,098	(3,680)	7,569
Total current assets	550	216,280	52,653	6,154	275,637

Property, plant and equipment, net	147	86,580	14,701	—	101,428
Investment in subsidiaries	71,143	260,616	—	(331,759)	—
Trademarks	—	6,280	3,461	—	9,741
Goodwill	—	18,795	11,031	—	29,826
Other intangibles, net	3,636	3,036	9	—	6,681
Other assets	1,001	6,179	458	—	7,638
TOTAL ASSETS	$76,477	$597,766	$82,313	$(325,605)	$430,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,460	$1,947	$—	$8,407
Accounts payable	171	4,213	2,590	—	6,974
Other current liabilities	(12,721)	41,358	14,767	(3,977)	39,427
Total current liabilities	(12,550)	52,031	19,304	(3,977)	54,808

Long-term debt	145,396	34,716	—	10,844	190,956
Intercompany	(111,507)	107,502	3,986	19	—
Deferred tax liabilities	—	16,593	6,677	—	23,270
Other non-current liabilities	388	9,613	14,728	—	24,729
Total liabilities	21,727	220,455	44,695	6,886	293,763

Stockholders’ equity	54,750	377,311	37,618	(332,491)	137,188

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$76,477	$597,766	$82,313	$(325,605)	$430,951

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 29, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(92)	$(533)	$1,332	$(24)	$683
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	127	2,308	383	—	2,818
Deferred tax benefit	—	(66)	(57)	—	(123)
Other	—	20	43	—	63
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(7,313)	(414)	(97)	(7,824)
Inventories	—	1,863	(1,494)	48	417
Prepaid expenses and other current assets	(43)	407	(151)	—	213
Accounts payable	73	(2,720)	(368)	78	(2,937)
Other current liabilities	1,610	1,444	1,427	(24)	4,457
Cash flows from operating activities	1,675	(4,590)	701	(19)	(2,233)

Cash flows from investing activities:
Capital expenditures	(2)	(486)	(259)	—	(747)
Changes in other assets	6	240	—	—	246
Cash flows from investing activities	4	(246)	(259)	—	(501)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(2)	355	363	(353)	363
Repayment of long-term debt	—	(1,619)	—	—	(1,619)
Intercompany transactions	(1,677)	6,489	(4,831)	19	—
Cash flows from financing activities	(1,679)	5,225	(4,468)	(334)	(1,256)

Effect of exchange rate changes on cash	—	—	25	—	25

Increase (decrease) in cash	—	389	(4,001)	(353)	(3,965)
Cash, beginning of period	—	1,166	6,736	11,197	19,099

Cash, end of period	$—	$1,555	$2,735	$10,844	$15,134

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Introduction

We, through our operating subsidiaries, are a world leader in the design, manufacture, marketing, and distribution of high quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer vertical pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well known brand names such as Bach, C.G. Conn, King, and Ludwig.  We sell our products through dealers and distributors worldwide.  Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

Critical Accounting Policies

The nature of our business - the production and sale of musical instruments - is such that it rarely involves application of highly complex or subjective accounting principles.  The accounting policies that are subject to significant management estimates are those normally found in traditional businesses and include inventory reserves, accounts receivable reserves, reserves on notes receivable, and warranty reserves.  We have significant experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  Management regularly performs assessments of the underlying assumptions and believes that they provide a reasonable basis for the estimates contained in our financial statements.

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated herein.  These risk factors include, but are not limited to, changes in general economic conditions, geopolitical events, increased competition, work stoppages and slowdowns, exchange rate fluctuations, variations in the mix of products sold, fluctuations in effective tax rates resulting from shifts in sources of income, and the ability to successfully integrate and operate acquired businesses.  Further information on these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2002, our Final Prospectus filed in August 1996, and Registration Statement No. 333-62790 filed in June 2001, particularly in the sections entitled “Risk Factors.”  We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 29, 2003 Compared to Three Months Ended March 30, 2002

Net Sales - Net sales decreased $5.6 million (6%) to $82.5 million in the first quarter of 2003. Piano sales remained relatively stable, decreasing less than $0.5 million (1%) to $35.9 million in the current period, despite a 15% decrease in Steinway unit shipments and a 9% decrease in Boston product line unit shipments.  The decrease in Steinway shipments, which was more pronounced in the U.S., with units down 17% as compared to an 11% decrease in shipments abroad, was primarily a result of the economic slowdown compounded by the effects of the war in Iraq.  However, this decrease was mitigated by a positive foreign exchange impact of $2.5 million in the current period.  Band and orchestral instrument sales decreased $5.1 million (10%) on an overall unit decrease of 12%.   Sales were negatively impacted by lower student instrument orders from various dealers, who continue to purchase lower priced products imported from Asia.  The sales decline was also attributed to the union strike at our LaGrange, Illinois plant, which resulted in lost sales of $1.4 million.  This strike and the strike at our Eastlake, Ohio brass instrument factory were settled in the second quarter of 2003.

Gross Profit - Gross profit decreased by $4.5 million (18%) to $20.8 million on a gross margin decrease from 28.8% to 25.2%.  Piano margins decreased from 35.7% in 2002 to 32.9% in 2003 as a result of lower production levels at our domestic manufacturing facility, compounded by a shift in mix to the lower-margin Boston products. Band and orchestral instrument margins decreased from 23.9% in 2002 to 19.3% in 2003.  This decrease was due to costs of $1.9 million paid to employees in accordance with the terms of labor contracts which expired and $0.9 million in unabsorbed overhead and lost profit resulting from the work stoppages at two of our plants.

Operating Expenses – Overall operating expenses increased by $0.7 million (4%) to $17.4 million in the first quarter.  $0.6 million of this increase is a result of foreign exchange, and  $0.3 million is attributable to severance costs resulting from band division staff consolidations in the first quarter of 2003.

Other Expense, net - Other expenses decreased by $0.6 million (22%) to $2.4 million. Interest expense decreased $0.3 million as a result of lower interest rates on our borrowings and interest savings associated with our debt buyback of $4.7 million in December 2002.  Foreign exchange gains of $0.1 million as compared to foreign exchange losses of $ 0.1 million in the prior period also contributed to the net decrease.

Income Taxes – Our effective tax rate remained consistent period to period at 35.1% as a result of the ratio of foreign source income and anticipated use of foreign tax credits in 2003.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Cash provided by operations in the first three months of 2002 was $14.7 million, compared to cash used in operations in the first three months of 2003 of $2.2 million.  This change is primarily due to the change in working capital balances period over period and payments made on accounts payable.  Prior to August 2002, we sold notes receivable generated by our band division to third-party financing companies.  This practice, which generated $2.6 million in cash in the first quarter of 2002, was not employed in the current period.  Additionally, inventory increased in the current period due to the sales slowdown and larger volume of pianos needed for music festival season.

Capital expenditures of $1.0 million and $0.7 million in the first quarter of 2002 and 2003, respectively, were used primarily for the purchase of new machinery and equipment and production and retail facility improvements.  In 2003, we expect to spend approximately $5.0 million for capital projects, consisting mainly of retail facility build-outs, machinery and process improvements, and equipment replacement.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.   The Credit facility expires on September 14, 2008.  As of March 29, 2003, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances, net of letter of credit deductions of $4.5 million, was approximately $80.5 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €17.6 million ($19.0 million at the March 29, 2003 exchange rate).  We had $1.9 million in foreign loans outstanding as of March 29, 2003.

Our long-term financing consists primarily of $145.3 million of 8.75% Senior Notes and $52.1 million of term loans outstanding under the Credit Facility. Our debt agreements contain restrictive covenants that place certain restrictions on us, including restrictions on our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of March 29, 2003.

We expect to continue to focus on working capital management, repaying debt, maintaining and expanding market share, and improving production efficiency.  We also intend to focus on scaling back the number of band division production facilities in the next twelve to twenty-four months.  We are not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs for the next twelve months.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the issuance of stock options under our Amended and Restated 1996 Stock Plan.  These options will have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

Contractual Obligations

The following table provides a summary of our contractual obligations at March 29, 2003.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$199,363	$8,407	$13,111	$13,295	$164,550
Operating leases (2)	273,176	4,421	7,950	6,563	254,242
Purchase obligations	1,168	748	210	210	—
Other long-term liabilities (3)	23,487	2,440	4,880	4,880	11,287
Total	$497,194	$16,016	$26,151	$24,948	$430,079

Notes to Contractual Obligations:

(1) The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $261.9 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Our other long-term liabilities consist primarily of pension obligations.

New Accounting Pronouncements

On July 30, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.  We adopted the provisions of SFAS No. 146, effective January 1, 2003.  Its adoption did not have any impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts.  These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2002.

Although the majority of our long-term debt is at a fixed interest rate, our revolving loans and term loans bear interest at rates that fluctuate with changes in LIBOR.  As such, our interest expense on our revolving loans and term loans and the fair value of its fixed long-term debt are sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on our interest expense and the fair value of our long-term debt would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4	CONTROLS AND PROCEDURES

Within 90 days prior to filing this report, (the “Evaluation Date”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Mr. Messina, our President and Chief Executive Officer, and Mr. Hanson, our Senior Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Messina and Hanson concluded that, as of the Evaluation Date, our disclosure controls were effective.  Since the Evaluation Date, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

99.1 Certifying letter, Dana D. Messina, President and Chief Executive Officer

99.2 Certifying letter, Dennis M. Hanson, Senior Executive Vice President and Chief Financial Officer

(b)     Reports on Form 8-K

On March 4, 2003 the Company filed a Current Report on Form 8-K that included a press release issued on February 25, 2003 announcing its results for the fourth quarter ended December 31, 2002 and a press release issued on March 3, 2003 announcing that employees of its Conn-Selmer, Inc. division’s Eastlake, Ohio plant went on strike.(1)

(1)  Subsequent to the date of this Quarterly Report on Form 10-Q this strike was settled.

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

Date: May 8, 2003

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

Date: May 8, 2003
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

Date: May 8, 2003

/s/ Dennis M. Hanson
Dennis M. Hanson
Senior Executive Vice President and Chief Financial Officer