Form 10-Q
period 2003-06-28
STEINWAY MUSICAL INSTRUMENTS INC
filed 2003-08-12
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒   No ☐

Number of shares of Common Stock issued and outstanding as of August 1, 2003:	Class A	477,953
	Ordinary	8,428,285
	Total	8,906,238

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net sales	$78,349	$78,035	$166,408	$160,544
Cost of sales	53,964	55,322	116,660	116,999

Gross Profit	24,385	22,713	49,748	43,545

Operating expenses:
Sales and marketing	9,949	10,944	20,630	21,957
General and administrative	5,362	5,535	10,929	11,489
Amortization	289	288	578	577
Other operating expense	250	136	407	308
Total operating expenses	15,850	16,903	32,544	34,331

Income from operations	8,535	5,810	17,204	9,214

Interest expense, net	3,489	3,007	6,790	5,979
Other income, net	(1,238)	(712)	(1,543)	(1,333)

Income before income taxes	6,284	3,515	11,957	4,568

Provision for income taxes	2,200	1,355	4,190	1,725

Net income	$4,084	$2,160	$7,767	$2,843

Earnings per share:
Basic	$0.46	$0.24	$0.88	$0.32
Diluted	$0.46	$0.24	$0.87	$0.32

Weighted average shares:
Basic	8,860,834	8,906,238	8,854,103	8,906,238
Diluted	8,915,071	8,906,238	8,891,756	8,906,252

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2002	June 28, 2003

ASSETS:
Current assets:
Cash	$19,099	$7,727
Accounts, notes and leases receivable, net of allowance for bad debts of $11,389 and $11,418 in 2002 and 2003, respectively	77,421	89,339
Inventories	163,090	167,561
Prepaid expenses and other current assets	5,227	4,367
Deferred tax assets	7,012	7,683
Total current assets	271,849	276,677

Property, plant and equipment, net of accumulated depreciation of $55,151 and $60,547 in 2002 and 2003, respectively	102,567	101,269
Trademarks	9,651	9,949
Goodwill	29,539	30,490
Other intangibles, net	6,936	6,394
Other assets	7,692	7,667

TOTAL ASSETS	$428,234	$432,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,055	$8,307
Accounts payable	9,888	7,741
Other current liabilities	35,264	36,051
Total current liabilities	53,207	52,099

Long-term debt	192,581	189,311
Deferred tax liabilities	22,709	23,577
Other non-current liabilities	23,931	25,925
Total liabilities	292,428	290,912

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	73,172	73,172
Retained earnings	91,620	94,463
Accumulated other comprehensive loss	(13,142)	(10,257)
Treasury stock, at cost	(15,853)	(15,853)
Total stockholders’ equity	135,806	141,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,234	$432,446

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 29, 2002	June 28, 2003
Cash flows from operating activities:
Net income	$7,767	$2,843
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	5,580	5,546
Deferred tax benefit	(212)	(252)
Other	235	179
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(14,334)	(11,393)
Inventories	(1,221)	(3,463)
Prepaid expenses and other current assets	(191)	1,060
Accounts payable	(2)	(2,382)
Other current liabilities	553	657
Cash flows from operating activities	(1,825)	(7,205)

Cash flows from investing activities:
Capital expenditures	(2,341)	(1,675)
Changes in other assets	1,135	416
Cash flows from investing activities	(1,206)	(1,259)

Cash flows from financing activities:
Gross borrowings under lines of credit	18,755	6,365
Gross repayments under lines of credit	(14,286)	(6,121)
Repayments of long-term debt	(3,166)	(3,240)
Proceeds from issuance of stock	406	—
Cash flows from financing activities	1,709	(2,996)

Effect of foreign exchange rate changes on cash	(9)	88

Decrease in cash	(1,331)	(11,372)
Cash, beginning of period	5,545	19,099

Cash, end of period	$4,214	$7,727

Supplemental Cash Flow Information
Interest paid	$7,652	$7,344
Taxes paid	$3,767	$4,179

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 28, 2003

(Tabular Amounts In Thousands Except Share and Per Share Data)

(1)       Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and six months ended June 29, 2002 and June 28, 2003 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2002, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.  The results of operations for the three months and six months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.  Effective January 1, 2003, we combined the operations of The Selmer Company, Inc. (“Selmer”) and United Musical Instruments, Inc. (“UMI”) into Conn-Selmer, Inc. (“Conn-Selmer”).  References to Selmer and UMI occur in connection with events or circumstances prior to the merger.

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

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net income, as reported	$4,084	$2,160	$7,767	$2,843
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(102)	(217)	(205)	(437)
Pro forma net income	$3,982	$1,943	$7,562	$2,406
Earnings per share:
As reported Basic	$0.46	$0.24	$0.88	$0.32
As reported Diluted	$0.46	$0.24	$0.87	$0.32
Pro forma Basic and Diluted	$0.45	$0.22	$0.85	$0.27

The fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
Range of risk-free interest rates	3.57%	1.86%	3.57%	1.86 - 3.12%
Range of expected life of option grants (in years)	1 to 6	1 to 6	1 to 6	1 to 6
Expected volatility of underlying stock	25.7%	26.5%	25.7%	26.5%

The weighted average fair value of options on their grant date is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Stock Plan	$—	$—	$—	$4.77
Purchase Plan	$4.48	$4.78	$4.48	$4.78

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

A reconciliation of the weighted average shares used for the basic and diluted computations is as follows:

	Three months ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
Weighted average shares:
For basic income per share	8,860,834	8,906,238	8,854,103	8,906,238
Dilutive effect of stock options	54,237	—	37,653	14
For diluted income per share	8,915,071	8,906,238	8,891,756	8,906,252

Options to purchase 29,500 shares of common stock at a price of $21.94 per share and options to purchase 1,058,400 shares of common stock at prices ranging from $18.55 to $21.94 per share were outstanding during the periods ended June 29, 2002 and June 28, 2003, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

Comprehensive Income – Other comprehensive income is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets.  Total comprehensive income is as follows:

	Three months ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net income	$4,084	$2,160	$7,767	$2,843
Other comprehensive income, net	4,180	2,186	3,500	2,885
Total comprehensive income	$8,264	$4,346	$11,267	$5,728

New Accounting Pronouncements – In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 also amends other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant special accounting.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. However, certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We are required to adopt SFAS 149 effective July 1, 2003. We do not believe that the adoption of SFAS 149 will have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). We are required to adopt SFAS 150 effective June 29, 2003.

We do not believe that the adoption of SFAS 150 will have a material effect on our financial position, results of operations or cash flows.

In May 2003, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan,” to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. We do not believe that the adoption of EITF 03-04 will have a material effect on our financial position, results of operations or cash flows.

In May 2003, the EITF reached consensus in EITF 01-08, “Determining Whether an Arrangement Contains a Lease,” to clarify the requirements on identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, “Accounting For Leases.” The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning after May 28, 2003. We do not believe the adoption of EITF 01-08 will have a material effect on our financial position, results of operations or cash flows.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)                                 Inventories

Inventories consist of the following:

	December 31, 2002	June 28, 2003

Raw materials	$21,568	$20,671
Work in process	56,019	60,033
Finished goods	85,503	86,857
Total	$163,090	$167,561

(4)                                 Intangible Assets

Amortizable intangible assets consist of the following:

	December 31, 2002	June 28, 2003

Gross deferred financing costs	$10,751	$10,753
Accumulated amortization	(3,951)	(4,505)
Deferred financing costs, net	$6,800	$6,248

Gross covenants not to compete	$750	$805
Accumulated amortization	(614)	(659)
Covenants not to compete, net	$136	$146

The weighted average amortization period for deferred financing costs is 8.75 years, and the weighted average amortization period of covenants not to compete is 8.5 years.  Total amortization expense is as follows:

	Three months ended		Six months ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Amortization expense	$289	$288	$578	$577

The following table shows the estimated amortization expense for the remainder of 2003 and the next five succeeding fiscal years:

Estimated amortization expense:

2003	$577
2004	1,043
2005	987
2006	952
2007	952
2008	952

(5)                                 Other Current Liabilities

	December 31, 2002	June 28, 2003

Accrued payroll and related benefits	$15,287	$17,074
Current portion of pension liability	4,111	3,317
Accrued warranty expense	2,357	2,479
Accrued interest	2,720	2,704
Deferred income	3,536	4,005
Other accrued expenses	7,253	6,472
Total	$35,264	$36,051

Accrued warranty expense is generally recorded at the time of sale for instruments which have a warranty period ranging from five to ten years.  The accrued expense recorded is based on a percentage of sales and is adjusted periodically following an analysis of warranty activity.  Accrued warranty expense for instruments that have a warranty period of one year is recorded based on warranty return trends.  The accrued warranty expense activity for the year ended December 31, 2002 and six months ended June 28, 2003 is as follows:

	Period Ended
	December 31, 2002	June 28, 2003

Accrued warranty expense:
Beginning balance	$2,221	$2,357
Additions	950	611
Claims and reversals	(814)	(489)
Ending balance	$2,357	$2,479

(6)                                 Stockholders’ Equity

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  The Chairman and Chief Executive Officer own 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

(7)                                 Other Income, Net

Other income, net consists of the following:

	Three months ended		Six months ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

West 57th Building income	$(1,164)	$(1,163)	$(2,327)	$(2,326)
West 57th building expenses	810	814	1,624	1,628
Foreign exchange gain, net	(584)	(286)	(474)	(390)
Miscellaneous	(300)	(77)	(366)	(245)
Other income, net	$(1,238)	$(712)	$(1,543)	$(1,333)

(8)                                 Commitments and Contingent Liabilities

We are involved in certain legal proceedings regarding environmental matters, which are described below.  Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business.  While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, or results of operations or projects.

We operate manufacturing facilities at certain locations where hazardous substances (including chlorinated solvents) were used.  We believe that an entity that formerly operated one such facility may have released hazardous substances at such location, which we leased through July 2001.  We did not contribute to such release.  Further, we have a contractual indemnity from certain stockholders of such entity.  This facility is not the subject of a legal proceeding that involves us, nor, to our knowledge, is the facility subject to investigation.  However, no assurance can be given that legal proceedings will not arise in the future and that such indemnitors would make the payments described in the indemnity.

We operate other manufacturing facilities, which were previously owned by Philips Electronics North America Corporation (“Philips”).  Philips agreed to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  For the third site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has a present net cost of approximately $14.5 million.  Over 40 persons or entities have been named by the EPA as potentially responsible parties at this site.  This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  Our potential liability at any of these sites is affected by several factors including, but not limited to, the method of remediation, our portion of the materials in the site relative to the other named parties, the number of parties participating, and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

We are also continuing existing environmental remediation programs at facilities acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $1.0 million.  We have accrued approximately $0.6 million for the estimated remaining cost of these remediation programs, which represents the present value total cost using a discount rate of 4.75%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2003	$101
2004	72
2005	72
2006	72
2007	51
Thereafter	656
Total	$1,024

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

(9)                                 Segment Information

We have identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  These segments were selected based upon the way in which management oversees and evaluates the results of each operation.  Management and the chief operating decision maker utilize income from operations as a meaningful measurement of profit or loss for the segments.  Income from operations for the reportable segments includes certain corporate costs allocated to the segments based primarily on revenue, as well as intercompany profit.   Amounts reported as “Other & Elim” include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination.

The following tables present information about our operating segments for the three month and six month periods ended June 29, 2002 and June 28, 2003:

Three months ended 2002	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$24,984	$8,534	$4,780	$38,298	$39,137	$914	$40,051	$—	$78,349
Income from operations	3,576	890	707	5,173	3,926	27	3,953	(591)	8,535

Three months ended 2003	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$25,971	$12,271	$3,068	$41,310	$35,782	$943	$36,725	$—	$78,035
Income from operations	2,145	631	456	3,232	3,053	(16)	3,037	(459)	5,810

Six months ended 2002	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$48,482	$16,584	$9,652	$74,718	$89,807	$1,883	$91,690	$—	$166,408
Income from operations	6,184	1,889	1,456	9,529	8,758	53	8,811	(1,136)	17,204

Six months ended 2003	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$46,385	$25,003	$5,857	$77,245	$81,240	$2,059	$83,299	$—	$160,544
Income from operations	2,418	1,962	1,250	5,630	4,582	47	4,629	(1,045)	9,214

(10)                           Summary of Guarantees

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 28, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$132,267	$34,223	$(5,946)	$160,544
Cost of sales	—	100,761	22,071	(5,833)	116,999

Gross profit	—	31,506	12,152	(113)	43,545

Operating expenses:
Sales and marketing	—	16,058	5,947	(48)	21,957
General and administrative	2,287	6,683	2,519	—	11,489
Amortization	226	349	2	—	577
Other operating (income) expense	(1,600)	1,435	425	48	308
Total operating expenses	913	24,525	8,893	—	34,331

Income (loss) from operations	(913)	6,981	3,259	(113)	9,214

Interest (income) expense, net	(753)	6,613	119	—	5,979
Other income, net	—	(1,197)	(136)	—	(1,333)

Income (loss) before income taxes	(160)	1,565	3,276	(113)	4,568

Provision for (benefit of) income taxes	(56)	1,371	456	(46)	1,725

Net income (loss)	$(104)	$194	$2,820	$(67)	$2,843

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 28, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$426	$2,072	$5,229	$7,727
Accounts, notes and leases receivable, net	—	77,282	12,015	42	89,339
Inventories	—	133,237	35,418	(1,094)	167,561
Prepaid expenses and other current assets	329	2,860	1,178	—	4,367
Deferred tax assets	—	6,155	5,242	(3,714)	7,683
Total current assets	329	219,960	55,925	463	276,677

Property, plant and equipment, net	153	85,585	15,531	—	101,269
Investment in subsidiaries	71,143	261,129	—	(332,272)	—
Trademarks	—	6,280	3,669	—	9,949
Goodwill	—	18,795	11,695	—	30,490
Other intangibles, net	3,523	2,863	8	—	6,394
Other assets	1,052	6,103	512	—	7,667
TOTAL ASSETS	$76,200	$600,715	$87,340	$(331,809)	$432,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,484	$1,823	$—	$8,307
Accounts payable	109	4,744	2,888	—	7,741
Other current liabilities	(14,029)	39,659	14,420	(3,999)	36,051
Total current liabilities	(13,920)	50,887	19,131	(3,999)	52,099

Long-term debt	145,395	38,687	—	5,229	189,311
Intercompany	(110,504)	106,291	4,171	42	—
Deferred tax liabilities	—	16,533	7,044	—	23,577
Other non-current liabilities	439	9,714	15,772	—	25,925
Total liabilities	21,410	222,112	46,118	1,272	290,912

Stockholders’ equity	54,790	378,603	41,222	(333,081)	141,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,200	$600,715	$87,340	$(331,809)	$432,446

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 28, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(104)	$194	$2,820	$(67)	$2,843
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	255	4,503	788	—	5,546
Deferred tax benefit	—	(130)	(122)	—	(252)
Other	—	90	89	—	179
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(11,682)	409	(120)	(11,393)
Inventories	—	(550)	(3,026)	113	(3,463)
Prepaid expenses and other current assets	127	1,180	(247)	—	1,060
Accounts payable	11	(2,189)	(282)	78	(2,382)
Other current liabilities	353	(154)	504	(46)	657
Cash flows from operating activities	642	(8,738)	933	(42)	(7,205)

Cash flows from investing activities:
Capital expenditures	(23)	(1,100)	(552)	—	(1,675)
Capital contribution to subsidiary	—	(513)	513	—	—
Changes in other assets	58	358	—	—	416
Cash flows from investing activities	35	(1,255)	(39)	—	(1,259)

Cash flows from financing activities:
Gross borrowings under lines of credit	—	5,119	1,246	—	6,365
Gross repayments under lines of credit	(3)	(5,119)	(1,002)	3	(6,121)
Repayment of long-term debt	—	(3,240)	—	—	(3,240)
Intercompany transactions	(674)	5,817	(5,185)	42	—
Cash flows from financing activities	(677)	2,577	(4,941)	45	(2,996)

Effect of exchange rate changes on cash	—	—	88	—	88

Decrease in cash	—	(7,416)	(3,959)	3	(11,372)
Cash, beginning of period	—	1,166	6,736	11,197	19,099

Cash, end of period	$—	$(6,250)	$2,777	$11,200	$7,727

(11)                           Subsequent Events

On August 7, 2003, we announced that we will be closing our manufacturing facility in Nogales, Arizona, which has been operating at reduced capacity for several quarters.  Manufacturing operations will cease in the fourth quarter and the final plant closing will be early in 2004.  This closure will eliminate approximately 90 positions.

We expect to take charges of approximately $6.3 million during the second half of 2003 related to this closing, approximately $0.7 million of which will be severance payments.  The remainder of the charge will consist primarily of inventory write-downs and asset impairment costs.

ITEM 2                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We, through our operating subsidiaries, are a world leader in the design, manufacture, marketing, and distribution of high quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well known brand names such as Bach, C.G. Conn, King, and Ludwig.  We sell our products through dealers and distributors worldwide.  Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

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

Results of Operations

Three Months Ended June 28, 2003 Compared to Three Months Ended June 29, 2002

Net Sales - Net sales remained stable at $78.0 million. Piano sales increased $3.0 million (8%) to $41.3 million in the current period, despite a 4% decrease in Steinway unit shipments and a 13% decrease in Boston product line unit shipments.  The increase was primarily attributable to the positive foreign exchange impact of $2.5 million.  Band and orchestral instrument sales decreased $3.3 million (8%) on an overall unit decrease of 9%.   Less background brass shipments, resulting from the strike (settled on May 5, 2003) at our Eastlake, Ohio brass instrument factory, and less tuned percussion shipments due to the residual impact of the strike at our LaGrange, Illinois facility (settled on March 31, 2003) were the primary causes of the decrease, although continued competition from foreign imports was also a factor.

Gross Profit - Gross profit decreased by $1.7 million (7%) to $22.7 million on a gross margin decrease from 31.1% to 29.1%.  Piano margins decreased from 35.9% in 2002 to 33.1% in 2003 due to fewer production days at our domestic manufacturing facility, resulting in underabsorption of overhead. Unfavorable exchange rates on our Boston piano purchases also contributed to the decrease. Band and orchestral instrument margins decreased from 26.5% in 2002 to 24.6% in 2003.  This decrease was primarily due to unabsorbed overhead resulting from reduced production levels at certain facilities and the work stoppage at our brass instrument factory.  Increased pension expense also contributed to the gross profit decrease.

Operating Expenses - Overall operating expenses increased by $1.1 million (7%) to $16.9 million in the second quarter.  Excluding the foreign exchange impact of $0.7 million, the increase was less than 3%.

Other Expense, Net - Other expenses remained flat at $2.3 million. Net interest expense decreased $0.5 million as a result of lower interest rates, lower borrowings on our line of credit, and interest savings of $0.1 million associated with our debt buyback of $4.7 million in December 2002.  This was offset by a decrease in miscellaneous income and  $0.3 million less foreign exchange gains in the current period.

Income Taxes – Our effective tax rate increased from 35.0% to 38.5% primarily due to the unfavorable shift in the ratio of foreign source income to domestic income and the resultant decrease in use of foreign tax credits in 2003.

Six Months Ended June 28, 2003 Compared to Six Months Ended June 29, 2002

Net Sales - Net sales decreased $5.9 million (4%) to $160.5 million in the first half of 2003. Piano sales increased $2.5 million (3%) despite an overall unit shipment decrease of 10%.  This decrease, which resulted from the economic slowdown, was more than offset by a positive foreign exchange impact of $5.0 million in the current period.  Band and orchestral instrument sales decreased $8.4 million (9%) on an overall unit decrease of 11%.   Lower priced products imported from Asia continued to negatively impact our student instrument shipments.  The sales decline was also attributed to the delay in availability of product resulting from the union strikes at our LaGrange, Illinois and Eastlake, Ohio plants, which were settled in March and May, respectively.

Gross Profit - Gross profit decreased by $6.2 million (13%) to $43.5 million on a gross margin decrease from 29.9% to 27.1%.  Piano margins decreased from 35.8% in 2002 to 33.0% in 2003 as a result of lower production levels and underabsorption of overhead at our domestic manufacturing facility, compounded by a shift in mix to the lower-margin Boston products. Band and orchestral instrument margins decreased from 25.1% in 2002 to 21.6% in 2003.  This decrease was due to costs of $1.9 million paid to employees in accordance with the terms of labor contracts which expired and $1.3 million in unabsorbed overhead and lost profit resulting from the work stoppages at two of our plants.

Operating Expenses – Overall operating expenses increased by $1.8 million (6%) to $34.3 million in the first half of 2003.  Approximately $1.3 million of the increase is attributable to foreign exchange.  The remainder is due to the costs associated with the 150th anniversary celebration of our piano division.

Other Expense, net - Other expenses decreased by $0.6 million (13%) to $4.6 million, primarily as a result of lower net interest expense of $0.8 million.  Lower interest rates, limited borrowings on our lines of credit, and our debt buyback of $4.7 million in December 2002 contributed $0.5 million to the decrease.  Increased interest income of $0.3 million, resulting from our internal financing of notes receivable that had historically been sold to a third party also contributed to the net decrease.

Income Taxes – Our effective tax rate increased from 35.0% to 37.8% as a result of the proportion of foreign source income to domestic income and our ability to effectively utilize foreign tax credits in 2003.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Cash used in operations in the first six months of 2002 was $1.8 million, compared to cash used in operations in the first six months of 2003 of $7.2 million.  This change is primarily due to lower income, as well as the change in working capital balances period over period and payments made on accounts payable.  Prior to August 2002, we sold notes receivable generated by our band division to third-party financing companies.  This practice, which generated $2.6 million in cash in the first half of 2002, was not employed in the current period.  Additionally, inventory increased in the current period due to the sales slowdown and larger volume of pianos needed for music festival season.

Capital expenditures of $2.3 million and $1.7 million in the second quarter of 2002 and 2003, respectively, were used primarily for the purchase of new machinery and equipment and production and retail facility improvements.  In 2003, we expect to spend approximately $5.0 million for capital projects, consisting mainly of retail facility build-outs, machinery and process improvements, and equipment replacement.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.   The Credit facility expires on September 14, 2008.  As of June 28, 2003, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances, net of letter of credit deductions of $4.5 million, was approximately $80.5 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €17.6 million ($20.1 million at the June 28, 2003 exchange rate).  We had $1.8 million in foreign loans outstanding as of June 28, 2003.

Our long-term financing consists primarily of $145.3 million of 8.75% Senior Notes and $50.5 million of term loans outstanding under the Credit Facility. Our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of June 28, 2003.

We expect to continue to focus on working capital management, repaying debt, maintaining and expanding market share, and improving production efficiency.  We also intend to focus on scaling back the number of band division production facilities in the next twelve to eighteen months.  We do not expect the cash impact of our facility rationalization project to materially impact our liquidity.  We are not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs for the next twelve months.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of stock options our Amended and Restated 1996 Stock Plan.  These options will have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

Contractual Obligations

The following table provides a summary of our contractual obligations at June 28, 2003.

	Payments due by period (amounts in 000s)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$197,618	$8,307	$14,500	$16,628	$158,183
Operating leases (2)	276,737	4,709	8,511	6,545	256,972
Purchase obligations (3)	3,208	2,788	210	210	—
Other long-term liabilities (4)	31,189	4,138	6,426	8,216	12,409
Total	$508,752	$19,942	$29,647	$31,599	$427,564

Notes to Contractual Obligations:

(1) The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $260.8 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials and equipment.

(4) Our other long-term liabilities consist primarily of pension obligations and employment agreement obligations.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 also amends other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant special accounting.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. However, certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We are required to adopt SFAS 149 effective July 1, 2003. We do not believe that the adoption of SFAS 149 will have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). We are required to adopt SFAS 150 effective June 29, 2003. We do not believe that the adoption of SFAS 150 will have a material effect on our financial position, results of operations or cash flows.

In May 2003, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan,” to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. We do not believe that the adoption of EITF 03-04 will have a material effect on our financial position, results of operations or cash flows.

In May 2003, the EITF reached consensus in EITF 01-08, “Determining Whether an Arrangement Contains a Lease,” to clarify the requirements on identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, “Accounting For Leases.” The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning after May 28, 2003. We do not believe the adoption of EITF 01-08 will have a material effect on our financial position, results of operations or cash flows.

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

ITEM 4            CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Mr. Messina, our President and Chief Executive Officer, and Mr. Hanson, our Senior Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Messina and Hanson concluded that, as of the Evaluation Date, our disclosure controls were effective.  As of the end of the period covered by this report, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II           OTHER INFORMATION

ITEM 4                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 2, 2003, the Board of Directors was re-elected in its entirety.  The votes cast for each nominee were as follows:

	For	Withheld

Kyle Kirkland	52,014,880	2,000,590
Dana D. Messina	52,014,687	2,000,783
John M. Stoner, Jr.	52,016,499	1,998,971
Bruce A. Stevens	52,015,790	1,999,680
A. Clinton Allen	53,965,586	49,884
Rudolph K. Kluiber	53,965,585	49,885
Peter McMillan	53,965,586	49,884

The proposal to ratify Deloitte & Touche to serve as the Company’s independent auditors for the fiscal year ending December 31, 2003 was approved with 53,986,184 votes cast for, 29,165 votes against, and 121 abstentions.

ITEM 6                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1 Working Agreement between Conn-Selmer, Inc. and United Automobile, Aerospace and Agriculture Implement Workers of America, Local No. 612

10.2 Working Agreement between Vincent Bach Division of Conn-Selmer, Inc. and United Automobile, Aerospace and Agricultural Implement Workers of America Local No. 364

10.3 Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359

31.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

During the quarter ended June 28, 2003, we filed or furnished the following reports on Form 8-K:

(i)             On March 31, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing that approximately 500 employees of its Elkhart, Indiana plants approved new three-year union contracts.  The Company also announced that Steinway Musical Instruments, Inc. ‘BB’ corporate credit and ‘BB-’ senior unsecured ratings were put on CreditWatch with negative implications by Standard and Poor’s Rating Services.

(ii)          On April 30, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing its results for the first quarter ended March 29, 2003.

(iii) On May 6, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing that employees of its Eastlake, Ohio plant approved a new two-year union contract.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

STEINWAY MUSICAL INSTRUMENTS, INC.

/s/ Dana D. Messina
Dana D. Messina
Director, President and Chief Executive Officer

/s/ Dennis M. Hanson
Dennis M. Hanson
Senior Executive Vice President and Chief Financial Officer

Date:	August 11, 2003