Form 10-Q
period 2003-09-27
STEINWAY MUSICAL INSTRUMENTS INC
filed 2003-11-10
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Number of shares of Common Stock issued and outstanding as of October 31, 2003:	Class A	477,953
	Ordinary	8,463,494
	Total	8,941,447

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net sales	$75,320	$82,546	$241,728	$243,090
Cost of sales	54,019	59,655	170,679	176,654

Gross Profit	21,301	22,891	71,049	66,436

Operating expenses:
Sales and marketing	9,497	9,383	30,127	31,340
General and administrative	5,286	5,480	16,215	16,969
Amortization	288	288	866	865
Other operating expense	204	110	611	418
Facility rationalization charges	—	2,075	—	2,075
Total operating expenses	15,275	17,336	47,819	51,667

Income from operations	6,026	5,555	23,230	14,769

Interest expense, net	3,555	3,189	10,345	9,168
Other income, net	(390)	(699)	(1,933)	(2,032)

Income before income taxes	2,861	3,065	14,818	7,633

Provision for income taxes	670	1,227	4,860	2,952

Net income	$2,191	$1,838	$9,958	$4,681

Earnings per share:
Basic and Diluted	$0.25	$0.21	$1.12	$0.53

Weighted average shares:
Basic	8,894,580	8,930,613	8,867,595	8,914,363
Diluted	8,894,620	8,931,709	8,892,453	8,914,712

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2002	September 27, 2003

ASSETS:
Current assets:
Cash	$19,099	$18,713
Accounts, notes and leases receivable, net of allowance for bad debts of $11,389 and $10,831 in 2002 and 2003, respectively	77,421	94,638
Inventories	163,090	161,182
Prepaid expenses and other current assets	5,227	4,578
Deferred tax assets	7,012	7,690
Total current assets	271,849	286,801

Property, plant and equipment, net of accumulated depreciation of $55,151 and $62,733 in 2002 and 2003, respectively	102,567	97,897
Trademarks	9,651	9,965
Goodwill	29,539	30,540
Other intangibles, net	6,936	6,105
Other assets	7,692	7,789

TOTAL ASSETS	$428,234	$439,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,055	$9,159
Accounts payable	9,888	8,452
Other current liabilities	35,264	39,186
Total current liabilities	53,207	56,797

Long-term debt	192,581	187,627
Deferred tax liabilities	22,709	24,084
Other non-current liabilities	23,931	26,219
Total liabilities	292,428	294,727

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	73,172	73,673
Retained earnings	91,620	96,301
Accumulated other comprehensive loss, net	(13,142)	(9,760)
Treasury stock, at cost	(15,853)	(15,853)
Total stockholders’ equity	135,806	144,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,234	$439,097

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 28, 2002	September 27, 2003
Cash flows from operating activities:
Net income	$9,958	$4,681
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,337	8,214
Deferred tax expense (benefit)	(308)	231
Other	298	235
Facility rationalization charges	—	2,075
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(16,656)	(16,512)
Inventories	(621)	3,846
Prepaid expenses and other current assets	(237)	416
Accounts payable	(951)	(1,708)
Other current liabilities	(1,895)	3,877
Cash flows from operating activities	(2,075)	5,355

Cash flows from investing activities:
Capital expenditures	(3,626)	(2,752)
Proceeds from disposals of fixed assets	4	4
Changes in other assets	211	372
Cash flows from investing activities	(3,411)	(2,376)

Cash flows from financing activities:
Gross borrowings under lines of credit	89,978	8,465
Gross repayments under lines of credit	(81,866)	(7,523)
Repayments of long-term debt	(4,753)	(4,874)
Proceeds from issuance of stock	994	501
Cash flows from financing activities	4,353	(3,431)

Effect of foreign exchange rate changes on cash	(34)	66

Decrease in cash	(1,167)	(386)
Cash, beginning of period	5,545	19,099

Cash, end of period	$4,378	$18,713

Supplemental Cash Flow Information
Interest paid	$8,259	$7,719
Taxes paid	$8,526	$6,443

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 27, 2003

(Tabular Amounts In Thousands Except Share and Per Share Data)

(1)              Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and nine months ended September 28, 2002 and September 27, 2003 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2002, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.  The results of operations for the three months and nine months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

(2)              Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of our direct and indirect wholly-owned subsidiaries, including The Steinway Piano Company, Inc. (“Steinway”) and Conn-Selmer.  Significant intercompany balances have been eliminated in consolidation.

Stock-based Compensation - We have an employee stock purchase plan (“Purchase Plan”) and a stock option plan (“Stock Plan”).  As permitted under accounting principles generally accepted in the United States of America, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to measure stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net income, as reported	$2,191	$1,838	$9,958	$4,681
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(176)	(189)	(381)	(625)

Pro forma net income	$2,015	$1,649	$9,577	$4,056
Earnings per share:
As reported Basic and Diluted	$0.25	$0.21	$1.12	$0.53
Pro forma Basic and Diluted	$0.23	$0.18	$1.08	$0.45

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Range of risk-free interest rates	1.86%-3.56%	1.26%-1.86%	1.86%-3.56%	1.26%-3.12%
Range of expected life of option grants (in years)	1 to 6	1 to 6	1 to 6	1 to 6
Expected volatility of underlying stock	25.7%	26.5%	25.7%	26.5%

The weighted average fair value of options on their grant date is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Stock Plan	$6.30	$—	$6.30	$4.77
Purchase Plan	$4.67	$4.48	$4.54	$4.64

It should be noted that the Black-Scholes option-pricing model was designed to value readily tradable options with relatively short lives and no vesting restrictions.  In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility.  Because the options granted are not tradable and have contractual lives of up to ten years, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not provide a reliable measure of the fair value of the options issued under either the Stock Plan or Purchase Plan.

Income per Common Share – We compute basic income per share using the weighted average number of common shares outstanding during each period.  Diluted income per common share reflects the effect of our outstanding options using the treasury stock method, except when such items would be antidilutive.

A reconciliation of the weighted average shares used for the basic and diluted computations is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Weighted average shares:
For basic income per share	8,894,580	8,930,613	8,867,595	8,914,363
Dilutive effect of stock options	40	1,096	24,858	349
For diluted income per share	8,894,620	8,931,709	8,892,453	8,914,712

Options to purchase 1,068,500 shares of common stock at prices ranging from $18.84 to $21.94 per share and options to purchase 991,800 shares of common stock at prices ranging from $18.55 to $21.94 per share were outstanding during the quarters ended September 28, 2002 and September 27, 2003, respectively, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares.

Options to purchase 47,500 shares of common stock at prices ranging from $20.75 to $21.94 per share and options to purchase 991,800 shares of common stock at prices ranging from $18.55 to $21.94 per share were outstanding during the nine months ended September 28, 2002 and September 27, 2003, respectively, but were not included in the computation of diluted net income per share because the exercise prices of the options were greater than the average market price of the common shares.

Comprehensive Income – Other comprehensive income is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets.  Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net income	$2,191	$1,838	$9,958	$4,681
Other comprehensive income (loss), net	(335)	497	3,165	3,382
Total comprehensive income	$1,856	$2,335	$13,123	$8,063

New Accounting Pronouncements – In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 also amends other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant special accounting.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. However, certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 did not have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). We were required to adopt SFAS 150 effective June 29, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations or cash flows.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)              Inventories

Inventories consist of the following:

	December 31, 2002	September 27, 2003

Raw materials	$21,568	$18,649
Work in process	56,019	58,057
Finished goods	85,503	84,476
Total	$163,090	$161,182

(4)              Goodwill, Trademarks, and Other Intangible Assets

We ceased to record amortization expense on our goodwill and trademark assets on January 1, 2002.  We test our goodwill and trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  At July 27, 2003 we evaluated our goodwill and trademark assets and determined that the fair value had not decreased below the carrying value and, accordingly, no impairment adjustments have been made.

The changes in net carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band and Orchestral Segment

Goodwill:
Beginning balance December 31, 2002	$20,984	$8,555
Foreign currency translation impact	1,001	—
Ending Balance September 27, 2003	$21,985	$8,555

Trademarks:
Beginning balance December 31, 2002	$6,980	$2,671
Foreign currency translation impact	314	—
Ending Balance September 27, 2003	$7,294	$2,671

We also carry certain intangible assets that are amortized, which consist of the following:

	December 31, 2002	September 27, 2003

Gross deferred financing costs	$10,751	$10,753
Accumulated amortization	(3,951)	(4,781)
Deferred financing costs, net	$6,800	$5,972

Gross covenants not to compete	$750	$805
Accumulated amortization	(614)	(672)
Covenants not to compete, net	$136	$133

The weighted average amortization period for deferred financing costs is 8.75 years, and the weighted average amortization period of covenants not to compete is 8.5 years.  Total amortization expense is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Amortization expense	$288	$288	$866	$865

The following table shows the estimated amortization expense for the remainder of 2003 and the next five succeeding fiscal years:

Estimated amortization expense:

2003	$289
2004	1,043
2005	987
2006	952
2007	952
2008	807

(5)              Other Current Liabilities

	Period Ended
	December 31, 2002	September 27, 2003

Accrued payroll and related benefits	$15,287	$17,016
Current portion of pension liability	4,111	2,800
Accrued warranty expense	2,357	2,487
Accrued interest	2,720	5,885
Deferred income	3,536	4,888
Other accrued expenses	7,253	6,110
Total	$35,264	$39,186

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

The accrued warranty expense activity for the year ended December 31, 2002 and nine months ended September 27, 2003 is as follows:

	Period Ended
	December 31, 2002	September 27, 2003

Accrued warranty expense:
Beginning balance	$2,221	$2,357
Additions	950	848
Claims and reversals	(814)	(718)
Ending balance	$2,357	$2,487

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

(7)              Facility Rationalization Charges

On August 7, 2003 we announced that we will be closing our woodwind manufacturing facility in Nogales, Arizona.  The manufacturing operations for this facility, which is a component of the band and orchestral segment, will cease in the fourth quarter of 2003. Approximately 90 positions will be eliminated.

As a result of this closing, we recorded charges of $0.3 million in severance expenses as a component of cost of goods sold and $2.1 million in impairment charges in the third quarter.  The impairment charges were reported as a separate component of operating expenses labeled “facility rationalization charges” and relate to building, land, and equipment.  The impairment costs associated with the land and building were calculated based on the excess of the carrying value over quoted market prices.  The equipment impairment charges were based on our ability to utilize the equipment at other facilities with unusable equipment valued at zero.

We expect to incur additional severance and inventory write-down expenses in the fourth quarter as we continue our facility rationalization project.

(8)              Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

West 57th building income	$(1,164)	$(1,164)	$(3,491)	$(3,490)
West 57th building expenses	813	813	2,437	2,441
Foreign exchange (gain) loss, net	88	(63)	(386)	(453)
Miscellaneous	(127)	(285)	(493)	(530)
Other income, net	$(390)	$(699)	$(1,933)	$(2,032)

(9)              Commitments and Contingent Liabilities

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

We operate other manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  Philips agreed to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  For the fourth site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has a present net cost of approximately $14.5 million.  Over 40 persons or entities have been named by the EPA as potentially responsible parties at this site.  This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.  Our potential liability at any of these sites is affected by several factors including, but not limited to, the method of remediation, our portion of the materials in the site relative to the other named parties, the number of parties participating, and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

We are also continuing an existing environmental remediation program at  a facility acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $1.0 million.  We have accrued approximately $0.6 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.75%.  A summary of expected future payments associated with this project is as follows:

Environmental Payments
2003	$26
2004	72
2005	72
2006	72
2007	51
Thereafter	656
Total	$949

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

(10)       Segment Information

We have identified two distinct and reportable segments: the piano segment and the band and orchestral instrument segment.  These segments were selected based upon the way management oversees and evaluates the results of each operation.  Management and the chief operating decision maker use income from operations as a meaningful measurement of profit or loss for the segments.  Income from operations for the reportable segments includes certain corporate costs allocated to the segments based primarily on revenue, as well as intercompany profit.  Amounts reported as “Other & Elim” include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination.

The following tables present information about our operating segments for the three month and nine month periods ended September 28, 2002 and September 27, 2003:

	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
Three months ended 2002	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$24,049	$6,956	$4,535	$35,540	$38,524	$1,256	$39,780	$—	$75,320
Income from operations	2,739	(169)	454	3,024	3,343	50	3,393	(391)	6,026

	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
Three months ended 2002	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$27,213	$9,502	$5,605	$42,320	$38,938	$1,288	$40`,226	$—	$82,546
Income from operations	3,176	839	614	4,629	1,474	55	1,529	(603)	5,555

	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
Three months ended 2002	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$72,531	$23,540	$14,187	$110,258	$128,331	$3,139	$131,470	$—	$241,728
Income from operations	8,923	1,720	1,910	12,553	12,101	103	12,204	(1,527)	23,230

	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
Three months ended 2002	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$73,598	$29,530	$16,437	$119,565	$120,178	$3,347	$123,525	$—	$243,090
Income from operations	5,594	2,801	1,864	10,259	6,056	102	6,158	(1,648)	14,769

(11)       Summary of Guarantees

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 28, 2002

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$64,322	$13,140	$(2,142)	$75,320
Cost of sales	—	47,034	9,137	(2,152)	54,019

Gross profit	—	17,288	4,003	10	21,301

Operating expenses:
Sales and marketing	—	7,062	2,451	(16)	9,497
General and administrative	1,139	3,153	994	—	5,286
Amortization	113	174	1	—	288
Other operating (income) expense	(829)	795	222	16	204
Total operating expenses	423	11,184	3,668	—	15,275

Income (loss) from operations	(423)	6,104	335	10	6,026

Interest (income) expense, net	(274)	3,752	77	—	3,555
Other income, net	—	(249)	(141)	—	(390)

Income (loss) before income taxes	(149)	2,601	399	10	2,861

Provision for (benefit of) income taxes	(4)	537	113	24	670

Net income (loss)	$(145)	$2,064	$286	$(14)	$2,191

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 27, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$67,660	$17,240	$(2,354)	$82,546
Cost of sales	—	50,267	11,613	(2,225)	59,655

Gross profit	—	17,393	5,627	(129)	22,891

Operating expenses:
Sales and marketing	—	6,797	2,602	(16)	9,383
General and administrative	1,095	3,103	1,282	—	5,480
Amortization	113	174	1	—	288
Other operating (income) expense	(768)	628	234	16	110
Facility rationalization charges	—	2,075	—	—	2,075
Total operating expenses	440	12,777	4,119	—	17,336

Income (loss) from operations	(440)	4,616	1,508	(129)	5,555

Interest (income) expense, net	(376)	3,478	87	—	3,189
Other (income) expense, net	8	(553)	(154)	—	(699)

Income (loss) before income taxes	(72)	1,691	1,575	(129)	3,065

Provision for (benefit of) income taxes	(25)	107	1,202	(57)	1,227

Net income (loss)	$(47)	$1,584	$373	$(72)	$1,838

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 27, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$199,927	$51,463	$(8,300)	$243,090
Cost of sales	—	151,028	33,684	(8,058)	176,654

Gross profit	—	48,899	17,779	(242)	66,436

Operating expenses:
Sales and marketing	—	22,855	8,549	(64)	31,340
General and administrative	3,382	9,786	3,801	—	16,969
Amortization	339	523	3	—	865
Other operating (income) expense	(2,368)	2,063	659	64	418
Facility rationalization charges	—	2,075	—	—	2,075
Total operating expenses	1,353	37,302	13,012	—	51,667

Income (loss) from operations	(1,353)	11,597	4,767	(242)	14,769

Interest (income) expense, net	(1,129)	10,091	206	—	9,168
Other (income) expense, net	8	(1,750)	(290)	—	(2,032)

Income (loss) before income taxes	(232)	3,256	4,851	(242)	7,633

Provision for (benefit of) income taxes	(81)	1,478	1,658	(103)	2,952

Net income (loss)	$(151)	$1,778	$3,193	$(139)	$4,681

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 27, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$1,369	$2,601	$14,743	$18,713
Accounts, notes and leases receivable, net	—	81,449	13,177	12	94,638
Inventories	—	126,227	36,178	(1,223)	161,182
Prepaid expenses and other current assets	311	2,776	1,491	—	4,578
Deferred tax assets	—	6,141	5,263	(3,714)	7,690
Total current assets	311	217,962	58,710	9,818	286,801

Property, plant and equipment, net	162	82,507	15,228	—	97,897
Investment in subsidiaries	71,143	234,621	—	(305,764)	—
Trademarks	—	6,280	3,685	—	9,965
Goodwill	—	18,795	11,745	—	30,540
Other intangibles, net	3,410	2,688	7	—	6,105
Other assets	1,074	6,153	562	—	7,789
TOTAL ASSETS	$76,100	$569,006	$89,937	$(295,946)	$439,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,534	$2,625	$—	$9,159
Accounts payable	424	4,639	3,389	—	8,452
Other current liabilities	(11,277)	40,214	14,305	(4,056)	39,186
Total current liabilities	(10,853)	51,387	20,319	(4,056)	56,797

Long-term debt	145,369	27,515	—	14,743	187,627
Intercompany	(114,143)	110,139	3,992	12	—
Deferred tax liabilities	—	16,473	7,611	—	24,084
Other non-current liabilities	461	9,803	15,955	—	26,219
Total liabilities	20,834	215,317	47,877	10,699	294,727

Stockholders’ equity	55,266	353,689	42,060	(306,645)	144,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,100	$569,006	$89,937	$(295,946)	$439,097

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 28, 2002

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(466)	$8,254	$2,297	$(127)	$9,958
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	385	6,787	1,165	—	8,337
Deferred tax benefit	—	(173)	(135)	—	(308)
Other	—	161	137	—	298
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(17,578)	770	152	(16,656)
Inventories	—	2,501	(3,276)	154	(621)
Prepaid expenses and other current assets	(13)	(329)	138	(33)	(237)
Accounts payable	65	(1,396)	532	(152)	(951)
Other current liabilities	4,556	(3,767)	(2,657)	(27)	(1,895)
Cash flows from operating activities	4,527	(5,540)	(1,029)	(33)	(2,075)

Cash flows from investing activities:
Capital expenditures	—	(3,280)	(346)	—	(3,626)
Proceeds from disposal of fixed assets		4			4
Changes in other assets	(104)	282	—	33	211
Cash flows from investing activities	(104)	(2,994)	(346)	33	(3,411)

Cash flows from financing activities:
Gross borrowings under lines of credit	34	84,744	5,200	—	89,978
Gross repayments under lines of credit	—	(77,804)	(3,418)	(644)	(81,866)
Repayment of long-term debt	—	(4,753)	—	—	(4,753)
Proceeds from issuance of stock	994	—	—	—	994
Intercompany transactions	(5,451)	6,735	(1,284)	—	—
Cash flows from financing activities	(4,423)	8,922	498	(644)	4,353

Effect of exchange rate changes on cash	—	—	(34)	—	(34)

Decrease in cash	—	388	(911)	(644)	(1,167)
Cash, beginning of period		1,672	3,229	644	5,545

Cash, end of period	$—	$2,060	$2,318	$—	$4,378

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 27, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(151)	$1,778	$3,193	$(139)	$4,681
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	382	6,656	1,176	—	8,214
Deferred tax benefit	—	(176)	407	—	231
Other	8	105	122	—	235
Facility rationalization charges	—	2,075	—	—	2,075
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(15,849)	(573)	(90)	(16,512)
Inventories	—	6,836	(3,232)	242	3,846
Prepaid expenses and other current assets	123	855	(562)	—	416
Accounts payable	326	(2,294)	182	78	(1,708)
Other current liabilities	3,127	490	363	(103)	3,877
Cash flows from operating activities	3,815	476	1,076	(12)	5,355

Cash flows from investing activities:
Capital expenditures	(54)	(2,035)	(663)	—	(2,752)
Proceeds from disposal of fixed assets	—	4	—	—	4
Capital contribution to subsidiary	—	(513)	513	—	—
Changes in other assets	80	292	—	—	372
Cash flows from investing activities	26	(2,252)	(150)	—	(2,376)

Cash flows from financing activities:
Gross borrowings under lines of credit	—	5,119	3,346	—	8,465
Gross repayments under lines of credit	(29)	(8,636)	(2,404)	3,546	(7,523)
Repayment of long-term debt	—	(4,874)	—	—	(4,874)
Proceeds from issuance of stock	501	—	—	—	501
Intercompany transactions	(4,313)	9,665	(5,364)	12	—
Cash flows from financing activities	(3,841)	1,274	(4,422)	3,558	(3,431)

Effect of exchange rate changes on cash	—	—	66	—	66

Decrease in cash	—	(502)	(3,430)	3,546	(386)
Cash, beginning of period	—	1,871	6,031	11,197	19,099

Cash, end of period	$—	$1,369	$2,601	$14,743	$18,713

(12)       Subsequent Events

On October 3, 2003 we announced that we will be closing one of our our woodwind manufacturing facilities in Elkhart, Indiana and transferring production to other company-owned facilities.  We expect to complete the transfer of production during the second quarter of 2004.  This closure impacts approximately 100 active employees.

In connection with this closure, we expect to incur charges of $4.0 to $5.0 million.  We estimate that the cash portion of these charges will approximate $2.5 to $3.0 million and consist primarily of severance expense.  The remaining charges are predominantly for inventory write-downs and asset impairment costs.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well-known brand names such as Bach, C.G. Conn, King, and Ludwig.  We sell our products through dealers and distributors worldwide.  Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

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

Results of Operations

Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002

Net Sales - Net sales increased $7.2 million (10%) to $82.5 million. The majority of this increase was attributable to piano sales, which improved $6.8 million (19%) to $42.3 million.  This increase was due to a positive foreign exchange impact of $1.4 million and a 15% increase in Steinway grand unit shipments.  An increase in Boston product shipments of 8% also contributed to the sales improvement.  Band and orchestral instrument sales improved $0.4 million (1%), despite an overall unit decrease of 13%.  A shift towards higher priced and professional level instruments was the primary cause of the increase.

Gross Profit - Gross profit increased by $1.6 million (7%) to $22.9 million on a gross margin decrease from 28.3% to 27.7%.  Piano margins decreased from 32.5% in 2002 to 31.7% in 2003 due primarily to unfavorable exchange rates on our Boston piano purchases.  Underabsorption of overhead at our domestic manufacturing facility was also a contributing factor. Band and orchestral instrument margins decreased from 24.5% in 2002 to 23.5% in 2003.  This decrease was due to $0.3 million of severance costs associated with the pending closing of our Nogales, Arizona woodwind facility and the underabsorption of overhead at due to lower production levels of student instruments.  $0.3 million in increased pension expense in the current period also negatively contributed to the margin.

Operating Expenses – Overall operating expenses increased by $2.1 million (13%) to $17.3 million in the third quarter due to $0.3 million in negative foreign exchange impact and $2.1 million in building and equipment impairment costs associated with the upcoming closing of our Nogales, Arizona woodwind manufacturing facility.  Excluding these costs, operating expenses decreased slightly.

Other Expense, Net - Other expenses decreased $0.7 million to $2.5 million in the current period.  Net interest expense decreased $0.4 million as a result lower borrowings on our line of credit and interest savings ($0.1 million) associated with our debt buyback of $4.7 million in December 2002.  A shift from foreign exchange losses in the prior period to foreign exchange gains in the current period also contributed to the net decrease in expenses.

Income Taxes – Our effective tax rate is highly dependent upon our ability to utilize foreign tax credits.  The amount of such credits is based on the ratio of foreign source to total income computed solely on a tax , as opposed to book, reporting basis.  We file our tax returns for the previous year in September and have nine months of current year information on which to base our full year estimate.  Accordingly, the third quarter is the period in which we have the most comprehensive and comparative data to use when adjusting our estimates for the full year.  This year our third quarter adjustment was driven by an unfavorable shift in the ratio of foreign source income to domestic income, due in part by an increase in foreign-based assets generated mostly through the strengthening of foreign currencies.  As a result, our effective tax rate increased from 23.4% in the prior year period to 40%.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28, 2002

Net Sales - Net sales increased $1.4 million (1%) to $243.1 million in the first nine months of 2003. Piano sales increased $9.3 million (8%) despite an overall unit shipment decrease of 4%, primarily as a result of a positive foreign exchange impact of $6.6 million.  The remaining sales increase resulted from a favorable shift in mix towards retail units.  Band and orchestral instrument sales decreased $7.9 million (6%) on an overall unit decrease of 11%.  The delay in availability of product resulting from the union strikes at our LaGrange, Illinois and Eastlake, Ohio plants (settled in March and May, respectively)

negatively impacted instrument shipments into the third quarter.  Band sales continued to be adversely impacted by lower priced products imported from Asia.  However, this impact was minimized by improved shipments of fill-in orders to dealers requiring additional instrument stock for the 2003 fall rental season.

Gross Profit - Gross profit decreased by $4.6 million (7%) to $66.4 million on a gross margin decrease from 29.4% to 27.3%.  Piano margins decreased from 34.8% in 2002 to 32.6% in 2003 as a result of lower production levels and underabsorption of overhead at our domestic manufacturing facility, compounded by the impact of unfavorable foreign exchange rates on Boston inventory purchases. Band and orchestral instrument margins decreased from 24.9% in 2002 to 22.3% in 2003.  This decrease was due to three main factors: costs of $1.9 million paid to employees in accordance with the terms of labor contracts which expired, $1.3 million in unabsorbed overhead and lost profit resulting from the work stoppages at two of our plants, and $0.3 million in severance costs associated with the pending closure of our Nogales, Arizona woodwind manufacturing facility.

Operating Expenses – Overall operating expenses increased by $3.8 million (8%) to $51.7 million in the first nine months of 2003.  Approximately $1.6 million of the increase is attributable to foreign exchange, $1.0 million is due to the costs associated with the 150th anniversary celebration of our piano division, and $2.1 million resulted from the building and equipment impairment charges associated with our Nogales, Arizona facility.  Excluding these items, operating expenses decreased compared to the prior period.

Other Expense, net - Other expenses decreased by $1.3 million (15%) to $7.1 million, primarily as a result of lower net interest expense of $1.2 million.  Limited borrowings on our lines of credit, our debt buyback of $4.7 million in December 2002, and the resultant lower interest expense contributed $0.8 million to the decrease.  Increased interest income of $0.4 million, resulting from our internal financing of notes receivable that had historically been sold to a third party also contributed to the net decrease.

Income Taxes – Our effective tax rate increased from 32.8% to 38.7% based on forecasted foreign source income and lower estimated foreign tax credit utilization in 2003.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Cash used in operations in the first nine months of 2002 was $2.1 million, compared to cash provided by operations in the first nine months of 2003 of $5.4 million.  The significant increase in cash flows occurred despite a $5.3 million decrease in net income to date, which was caused in part by the non-cash facility rationalization charge taken in the third quarter.  An increase in tax and other accruals resulting from a change in timing of payments, and effective inventory management also contributed to the improved operational cash flow.

Cash used in investing activities decreased from $3.4 million to $2.4 million in the current period as a result of the decrease in capital expenditures from $3.6 million to $2.8 million.  Capital expenditures were used primarily for the purchase of new machinery and equipment and production and retail facility improvements.  In 2003, we expect to spend approximately $4.5 to $5.0 million for capital projects, consisting mainly of retail facility build-outs, machinery and process improvements, and equipment replacement.

Cash provided by financing activities in the first nine months of 2002 was $4.4 million, compared to cash used for financing activities in the first nine months of 2003 of $3.4 million.  This shift is primarily a result of the decreased use of our domestic revolving line of credit in the current period.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.  The Credit facility expires on September 14, 2008.  As of September 27, 2003, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances, net of letter of credit deductions of $4.5 million, was approximately $80.5 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €17.6 million ($20.2 million at the September 27, 2003 exchange rate).  We had $2.6 million in foreign loans outstanding as of September 27, 2003.

Our long-term financing consists primarily of $145.3 million of 8.75% Senior Notes and $48.8 million of term loans outstanding under the Credit Facility. Our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of September 27, 2003.

We expect to continue to focus on managing working capital, repaying debt, maintaining and expanding market share, and improving production efficiency.  In the next nine to twelve months, we intend to complete the project of scaling back the number of band division production facilities.  We will close our Nogales, Arizona and one of our Elkhart, Indiana woodwind plants and consolidate the manufacturing of many products into our existing production facilities.  We believe the cash impact of our facility rationalization project will range from $4.0 to $5.0 million and will not materially impact our liquidity.  We are not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs for the next twelve months.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of stock options our Amended and Restated 1996 Stock Plan.  These options will have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

Contractual Obligations

The following table provides a summary of our contractual obligations at September 27, 2003.

	Payments due by period (amounts in 000s)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$196,786	$9,159	$14,984	$16,700	$155,943
Operating leases (2)	276,013	5,006	8,080	6,878	256,049
Purchase obligations (3)	3,610	3,173	227	210	—
Other long-term liabilities (4)	31,154	3,896	6,466	8,170	12,622
Total	$507,563	$21,234	$29,757	$31,958	$424,614

Notes to Contractual Obligations:

(1) The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $260.2 million of our operating lease obligations is attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials and equipment.

(4) Our other long-term liabilities consist primarily of pension obligations and employment agreement obligations.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 also amends other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant special accounting.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. However, certain SFAS 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 did not have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). We were required to adopt SFAS 150 effective June 29, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations or cash flows.

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

Although the majority of our long-term debt is at a fixed interest rate, our revolving loans and term loans bear interest at rates that fluctuate with changes in LIBOR.  As such, our interest expense on our revolving loans and term loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on our interest expense and the fair value of our long-term debt would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Dana Messina, our President and Chief Executive Officer, and Dennis Hanson, our Senior Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Messina and Hanson concluded that, as of the Evaluation Date, our disclosure controls were effective.  As of the end of the period covered by this report, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1        Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of the Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

During the quarter ended September 27, 2003, we filed or furnished the following reports on Form 8-K:

(i)             On August 7, 2003, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing its results for the second quarter and six months ended June 28, 2003.

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

Date: November 7, 2003