Form 10-K
period 2003-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2004-03-15
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $200,772,583 as of February 27, 2004 and $123,738,394 as of June 28, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒     No ☐

Number of shares of Common Stock outstanding as of February 27, 2004:

Class A	477,952
Ordinary	7,333,742
Total	7,811,694

Documents incorporated by reference:  Part III - Items 10-13 - Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained throughout this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution you that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, which could cause actual results to differ materially from those indicated in this report.  These risk factors include, but are not limited to, the following: changes in general economic conditions; increased competition; work stoppages and slowdowns; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new band instrument product and distribution strategies; ability of suppliers to meet demand; and fluctuations in effective tax rates resulting from shifts in sources of income.  We have included further information on these factors in our Final Prospectus filed in August 1996 and in Registration Statement No. 333-62790 filed in June 2001, particularly in the sections entitled “Risk Factors.”  We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

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

The legal merger of The Selmer Company, Inc. (“Selmer”) and United Musical Instruments, Inc. (“UMI”) into Conn-Selmer became effective on January 1, 2003. References to “Selmer” and “UMI” refer to events or circumstances prior to the merger.

Our principal executive offices are located at 800 South Street, Suite 305, Waltham, Massachusetts, 02453.  Our primary telephone number is 781-894-9770, and our Internet website is located at www.steinwaymusical.com.  All of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are available free of charge, immediately upon filing, through the Investor Relations page on our website.  Additionally, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file with the SEC.

We have adopted a Code of Ethics and Professional Conduct to provide guidance to our directors, officers and employees on matters of business ethics and conduct, including compliance standards, business conduct, conflicts of interest, and identification, reporting, and resolution of issues.  We have posted this Code, along with our Corporate Governance Guidelines and our Audit Committee Charter, on our website.  This information will be made available in print to any shareholder who requests it.

Please note that information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Financial Information by Segment and Geographic Location

Our revenues from external customers, operating profit, total assets, and financial information by geographic area for the last three years for our piano and band segments can be found in Note 17 to the consolidated financial statements included in this filing.

Business and Products

We are organized into two reportable segments – pianos and band and orchestral instruments.  Our piano division concentrates on the high-end grand piano market, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos as well as two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well known brand names such as Bach, C.G. Conn, King, and Ludwig.

The Steinway & Sons grand piano is considered to be the highest quality piano in the world and has one of the most widely recognized and prestigious brand names.  We sell our pianos worldwide through approximately 170 independent piano dealers and ten company-operated retail showrooms including those located in New York, London, and Munich.  In 2003, approximately 57% of piano sales were in the United States, 28% in Europe and the remaining 15% primarily in Asia.

Our band and orchestral division holds the leading domestic market share in the majority of our product lines.  Instruments are made by a highly-skilled workforce at our manufacturing facilities in Indiana, Ohio, North Carolina, and Illinois, and sold through approximately 1,800 independent dealers and distributors.  We also sell certain student instruments that are made to our specifications by overseas manufacturers.  Beginner instruments accounted for 70% of band and orchestral unit sales and 43% of instrument revenues in 2003, with advanced and professional instruments representing the balance.  In 2003, approximately 84% of band sales were in the United States, 8% in Europe and the remaining 8% primarily in Asia.

We offer pianos, band and orchestral instruments and services through the following subsidiaries and operating divisions:

Steinway & Sons offers two premium-priced product lines: grand pianos and upright pianos.  Steinway pianos differ from all others in design specifications, materials used and the assembly process.  Grand pianos historically have accounted for the bulk of Steinway’s production.  We offer eight sizes of the grand piano ranging from the 5’1” baby grand to the largest 9’ concert grand.  The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions.  Steinway grand pianos are premium pianos in terms of quality and price, with retail prices generally ranging from $37,400 to $96,100 in the United States.  In 2003, we sold 2,928 grand pianos, of which 1,988 units were shipped from our New York facility to dealers in North and Latin America.  The remaining 940 units were shipped from our German facility to various countries in Europe and Asia.

Our upright pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations.  We also provide services, such as restoration, repair, replacement part sales, tuning and regulation of pianos at locations in New York, London, Hamburg and Berlin.  Restoration services range from minor damage repairs to complete restorations of vintage pianos.

Boston Piano Company offers two complete lines of grand and upright pianos for the mid-priced piano market under the Boston and Essex brand names.  These pianos, which were designed by us and are produced by Asian manufacturers, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor.  These pianos provide future Steinway grand piano customers with the opportunity to join the Steinway family of owners sooner, since our research indicates that the vast majority of Steinway customers have previously owned another piano.  The product lines also increase our business with our dealers, making us the dealer’s primary supplier in many instances, since our three product lines together offer the full spectrum of piano prices and styles.  The Boston and Essex product lines together offer twelve upright and grand piano sizes, with retail prices ranging from $4,910 to $37,720 in the United States.

The Band Instrument Division manufactures brasswind and woodwind instruments, including piccolos, flutes, clarinets, oboes, bassoons, saxophones, trumpets, French horns, tubas, and trombones at facilities in Elkhart, Indiana, and Eastlake, Ohio.  We also manufacture mouthpieces, distribute accessories (oils, lubricants, polishes, stands, batons, straps, mutes and reeds), and distribute some imported student instruments which are made to our specifications.  We sell products under the Bach, Selmer, C.G. Conn, King, Armstrong, and Emerson brand names to student, amateur and professional musicians. Suggested retail prices generally range from $595 to $1,700 for student instruments and from $1,000 to $8,600 for step-up and professional instruments.  We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics. We believe that specialization of products helps maintain a competitive edge in quality and product design.

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

Suggested retail prices range from $550 to $4,600 for acoustical drum outfits and from $1,800 to $17,000 for tuned percussion instruments.

The Stringed Instrument Division manufactures and distributes violins, violas, cellos, basses, and accessories (bridges, covers, mutes, pads, chin rests, rosins, strings, bows, cases and instrument care products).  Products are sold under the Glaesel, Scherl & Roth, and William Lewis & Son brand names.  Suggested retail prices generally range from $200 to $2,200 for student instruments and from $1,100 to $11,000 for intermediate and advanced instruments. Components are primarily imported from Europe and Asia and assembled at our factory in Cleveland, Ohio.

Customers

Our core piano customer base consists of professional artists and amateur pianists, as well as institutions such as concert halls, conservatories, colleges, universities and music schools.  Most Steinway grand piano sales are to individuals.  These individuals are typically over 35 years old, have household income ranging from $150,000 to $300,000 per year and have a serious interest in music.  Sales to institutional customers have historically represented a larger portion of international revenue than domestic revenue.  Over the past several years, we have introduced several unique marketing programs designed to increase institutional sales in the United States.  As a result, domestic unit shipments to institutions increased nearly 2% in 2002 and another 1% in 2003 and they now represent 18% of domestic unit sales. Our largest piano dealer accounted for approximately 4% of piano sales in 2003, while the top 15 accounts represented 27% of piano sales.

The majority of our band instruments are purchased or rented from dealers by students enrolled in music education programs.  Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to advanced or professional level instruments in high school or college.  We estimate that approximately 85% of our domestic band sales are generated through educational programs.  The remaining domestic band sales are to professional or amateur musicians or performing groups, including orchestras and symphonies.  Our largest band dealer accounted for approximately 9% of band sales in 2003, while the top 15 accounts represented approximately 34% of sales.

Sales and Marketing

Pianos. We distribute pianos primarily on a wholesale basis through approximately 170 select dealers around the world.  We have subsidiaries and dealers in both Japan and China that provide direct access to the expansive Asian piano market. Sales to dealers accounted for approximately 84% of piano segment revenue in 2003. The remaining 16% was generated from sales made directly by us at one of our ten company-operated retail locations.

We employ district sales managers, whose responsibilities include developing close working relationships with domestic and international piano dealers. These highly experienced professionals provide sales training and technical support to dealers, as well as developing appropriate sales and marketing programs for the consumer and institutional markets.  These sales managers are also responsible for promoting the Piano Bank and the Steinway Artists programs described below.

The Concert and Artist Piano Bank.  To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank (the “Piano Bank”).  The Piano Bank includes approximately 400 instruments worldwide.  Of these instruments, approximately 300 are located in the United States.  In New York City alone, the Steinway concert department has approximately 100 concert grands available for various occasions.  The balance of the domestic-based pianos is leased to dealers around the country who actively support the Steinway Artists program.  In addition to promoting our instruments in the music industry, the Piano Bank provides continuous feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist.  The Piano Bank instruments are generally sold after five years and replaced with new pianos.

Steinway Artists.  For years, we have successfully used renowned artists in our marketing programs.  This technique has helped reinforce recognition of the Steinway brand name and its association with quality.  The “Steinway Artists” program is the endorsement of Steinway & Sons by world-class pianists who voluntarily select the Steinway piano. It is unique in that we do not pay artists to endorse our instruments.  To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano.  The Steinway Artist roster currently includes approximately 1,300 of the world’s finest pianists who perform on Steinway pianos.  In return for their endorsements, Steinway Artists are provided with access to the Piano Bank described above.

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

Each district sales manager is also responsible for developing relationships with band and orchestral directors.  These directors represent all levels of music educators, from those who teach elementary school children through those involved at the college and professional levels. These individuals are the primary influencers in the choice of an instrument brand.  Band directors will generally refer students to designated dealers for the purchase of instruments.  As part of our music director outreach and support strategy, we have developed Conn-Selmer University, which provides young teachers with the tools and instruction to excel in the music education environment.  We believe that our well-established, long-standing relationships with these influential music educators are an important component of our distribution strategy.

We also sell our products through dealers and distributors located in each major country outside of the United States.  International representatives help market our products to these dealers and distributors. Dealers and distributors in the United States and abroad are supported through incentive programs, advertising and promotional activities.

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

Musical Instrument Industry

Pianos. The overall piano industry is comprised of three main categories: high-end grand pianos, mid/low-end grand pianos, and upright pianos.  From the middle through the end of the 1990s, the industry experienced growth in all categories of pianos. The introduction of the Boston line in the early 1990s permitted us to compete in the mid-price category without sacrificing quality.   In recent years the industry has been impacted by the worldwide economic downturn.  Although piano sales were adversely affected, favorable demographics, institutional sales, and the public’s continued interest in music helped mitigate the impact of the economy.  Of late, economic indicators have improved, and we expect a favorable impact on our business as the economy rebounds.

Market size and volume trends are difficult to quantify for international markets, as there is no single source for worldwide sales data.  Our strongest international markets outside the Americas are Germany, Japan, the United Kingdom, France and Switzerland.

Outside of the United States, China and Japan are the two largest piano markets in the world, with Japan representing the second largest grand piano market.  With our three piano lines, our market share, based on grand piano units, is currently 4% in Japan, compared to an average market share of approximately 8% in other major markets.  While adverse economic conditions in some of the Asian markets have slowed our expansion, other markets, such as China, are growing at a rapid pace.  We continue to target this region in our distribution strategies and have appointed a president of Asian operations whose responsibilities include growth initiatives, strategic activities, and manufacturing relationships.  We have also established a distribution and selection facility in Shanghai.  We believe that our long-term prospects in Asia are favorable.

Band and Orchestral Instruments.  We believe that the band and orchestral instrument industry in the U.S. has historically been impacted more by demographic trends and school budgeting than by macroeconomic cycles.  While the domestic market continued to grow through the late 1990s, domestic supply has outpaced demand. In recent years there has been an increase in units imported into the domestic market from offshore low-cost producers, as well as a decline in exports by domestic manufacturers. These factors have created a highly price sensitive domestic market, where manufacturers implemented aggressive pricing programs in an attempt to maintain market share positions.

However, we believe the outlook for future growth remains positive.  Relatively stable demographic trends and studies emphasizing the importance of music education in a child’s development are expected to facilitate industry growth.  We believe that parents are encouraging their children to play musical instruments in response to the growing number of reports that show participation in music programs increases a student’s ability to excel in other aspects of his or her education.  In addition, many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.   We believe that focusing on the educational component of the musical instrument industry will help us expand our market share in the relatively flat market expected in the near-term.

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

We are the largest domestic producer of band and orchestral instruments.  New entrants into the domestic market experience difficulty competing with us due to the long learning curve inherent in the production of musical instruments, the high quality standards set by the market, cost of tooling, significant capital requirements, and need for both brand recognition and an effective distribution system.  However, offshore musical instrument manufacturers present an ever-increasing level of competition for us, primarily because their labor costs are so low.  They now offer a broad range of products at highly competitive prices.

It is difficult to quantify the impact of imported musical instruments since the majority of offshore manufacturers do not report data through typical industry channels, if at all.  However, it is clear from our research and the sales deterioration we’ve experienced that there is increased competition from offshore sources.  Furthermore, many non-traditional musical instrument retailers such as superstores and wholesale clubs have recently decided to sell these offshore products.  Currently we do not know what long-term impact, if any, these non-traditional retailers will have on the marketplace or whether they will continue to grow at the expense of the traditional music retailers.

Recognizing the competition from these imported products, in October 2003 we expanded our product line to include three distinct student product groupings, offering sourced instruments made to our specifications at prices comparable to that of offshore manufacturers. We now offer “good” entry-level imported instruments, “better” mid-priced instruments, which are either imported or manufactured by us, and “best” instruments, which are manufactured by us.

Patents and Trademarks

We pioneered the development of the modern piano with over 125 patents granted since our founding. Although we have several patents effective and pending, for varying lengths of time, in the United States and in several foreign countries, we do not believe our business is materially dependent upon any single patent.

We also have some of the most well-known brand names in the music industry.  Our piano trademarks include Steinway, Steinway & Sons, the Lyre design, Boston, Boston designed by Steinway & Sons, Heirloom Collection,and Essex. Our band and orchestral trademarks include Bach, Selmer, C.G. Conn, King, Armstrong, Ludwig, Musser, Glaesel, Scherl & Roth, William Lewis & Son, Emerson, and Artley.  We consider our trademarks to be important and valuable assets.  It is possible that the termination, expiration or infringement of one or more of our trademarks may have an adverse affect on our business, depending on the trademark and the jurisdiction.  Accordingly, we maintain trademark registrations in appropriate jurisdictions on an ongoing basis and vigorously pursue any infringement by competitors.

Raw Materials, Component Parts, and Sourced Products

Our raw materials consist primarily of metals and woods, the majority of which are sourced from the Americas, with the balance coming from Europe, Asia and Africa.  We have made strategic acquisitions of our sole domestic piano plate manufacturer and primary piano key maker to ensure availability of these component parts.  In addition, component parts are imported from Europe and Asia for stringed and percussion instruments.  We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2004 or in the future.

Our Boston and Essex piano lines are each sourced from a single manufacturer, as are our Selmer Paris instruments and certain other component parts.  Although we may experience slight delays in availability of product due to the lead times required by these manufacturers, we do not anticipate any material disruptions to the supply of these products.  Additionally, many of the band and orchestral instruments included in our expanded product line are also sourced from single manufacturers.  Although we continuously scrutinize these suppliers and the quality of products that they manufacture to our specifications, we currently cannot accurately predict these manufacturers’ ability to react to changes in order quantities.   We expect availability of these sourced products to have some impact on results in the first half of 2004 until we are able to pinpoint anticipated demand and reconcile it with our suppliers’ required lead times.  However, we believe that we have a sufficient number of qualified suppliers to ensure availability of all offered products in the upcoming year.

Manufacturing Process

We manufacture a majority of the musical instruments that we sell. The manufacturing process involves essentially two main production phases: the production of component parts and instrument assembly.  Employees perform various forming, drilling, and cutting operations during the parts production phase.  Skilled workers assemble component parts, creating the instruments.  Each instrument is tested or tuned and regulated to our specifications.  The manufacturing process for our band instruments typically takes approximately two months, whereas the manufacturing process for pianos takes nine months to a year.

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

Labor

As of December 31, 2003, we employed 2,283 people, consisting of 1,702 hourly production workers and 581 salaried employees.  Of the 2,283 employees, 1,783 were employed in the United States and the remaining 500 were employed primarily in Europe.

Other than management, employees in Germany are represented by the workers’ council.  Nevertheless, most employment contract conditions are settled in collective bargaining agreements made between various trade unions and the employer organizations to which we belong. Generally, agreements are negotiated on an annual basis.

Approximately 66% of our workforce in the United States is represented by labor unions.  Collective bargaining agreements covering these employees were negotiated at various dates throughout 2003.  During the negotiation process for these agreements, employees at our LaGrange, Illinois and Eastlake, Ohio plants, respectively, initiated work stoppages in an attempt to obtain improved contract offers.  However, we were eventually able to successfully negotiate all agreements.  In October 2003 we announced the pending closure of one of our Elkhart, Indiana woodwind manufacturing facilities.  In March 2004 the labor union at this facility voted unanimously to accept the shutdown agreement.

ITEM 2                   PROPERTIES

We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York City.  The remaining Steinway retail stores are leased.  Substantially all of the domestic real estate has been pledged to secure our debt.

The following table lists our significant owned and leased facilities:

Location	Owned/Leased	Approximate Floor Space (Square Feet)	Type of Facility and Activity Performed
New York, NY	Owned	450,000	Piano manufacturing; restoration center; administrative offices; training
	Owned	217,000	Piano retail store/showroom; office rental property
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices; training
	Leased	7,000	Piano retail store/showroom
Munich, Germany	Leased	15,000	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Wuppertal, Germany	Leased	27,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	12,000	Warehouse/showroom/workshop
London, England	Leased	10,000	Piano showroom
	Leased	6,000	Piano workshop/storage
Tokyo, Japan	Leased	9,000	Selection center; warehouse
	Leased	2,000	Administrative offices
Eastlake, OH	Owned	160,000	Brasswind manufacturing
Elkhart, IN	Owned	150,000	Brasswind manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	77,000	Woodwind manufacturing (to be closed in 2004)
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Nogales, AZ	Owned	67,000	Former band instrument manufacturing, held for sale
	Owned	22,000	Former band instrument manufacturing, rental property
LaGrange, IL	Owned	46,000	Percussion instrument manufacturing
Monroe, NC	Leased	154,000	Drum and case manufacturing
Cleveland, OH	Leased	62,000	Stringed instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse

We spent $5.5 million for capital improvements in 2003, consisting primarily of leasehold improvement projects related to our new piano retail stores, machinery and equipment purchases, and office equipment upgrades and replacements.  We expect capital spending in 2004 to be in the range of $5.5-6.5 million, relating to machinery and equipment purchases, system upgrades, and facility improvements.

ITEM 3                   LEGAL PROCEEDINGS

We are involved in certain legal proceedings regarding environmental matters, which are described below.  Further, in the ordinary course of business, we are party to various legal actions that management believes are routine in nature and incidental to the operation of the business.  While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition or results of operations or prospects.

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

We operated manufacturing facilities at locations where hazardous substances (including chlorinated solvents) were used.  We believe that an entity that formerly operated one such facility may have released hazardous substances at such location, which we leased through July 2001.  We did not contribute to such release.  Further, we have a contractual indemnity from certain stockholders of such entity.  This facility is not the subject of a legal proceeding that involves us, nor, to our knowledge, is the facility subject to investigation.  However, no assurance can be given that legal proceedings will not arise in the future and that such indemnitors would make the payments described in the indemnity.

We operate other manufacturing facilities that were previously owned by Philips Electronics North America Corporation (“Philips”).  Philips agreed to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  For the fourth site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has a present net cost of approximately $14.5 million.  The EPA has named over 40 persons or entities as potentially responsible parties at this site, which includes certain facilities that we acquired in 2000.  This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement for those facilities that were acquired from Philips.  Our potential liability at any of these sites is affected by several factors including, but not limited to, the method of remediation, our portion of the materials in the site relative to the other named parties, the number of parties participating, and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

We are also continuing an existing environmental remediation program at a facility acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $1.2 million.  We have accrued approximately $0.8 million for the estimated remaining cost of this remediation program, which represents the present value of the total estimated cost using a discount rate of 5.0%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2004	$217
2005	81
2006	81
2007	81
2008	56
Thereafter	673
Total	$1,189

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

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5                                                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our ordinary common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “LVB”.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary common stock as reported on the NYSE.

	High	Low

Fiscal Year Ended December 31, 2002
First Quarter	$20.85	$15.49
Second Quarter	23.83	18.88
Third Quarter	22.44	15.00
Fourth Quarter	19.19	15.25

Fiscal Year Ended December 31, 2003
First Quarter	$16.60	$14.25
Second Quarter	16.25	12.30
Third Quarter	18.20	15.27
Fourth Quarter	24.70	16.85

We have two classes of common stock: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  As of February 2, 2004, there were 2,207 holders of record of our Ordinary common stock and two holders of record of the Class A common stock.

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

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plan and our Amended and Restated 1996 Stock Plan, which were approved by security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,154,747	$19.63	494,843

Total	1,154,747	$19.63	494,843

ITEM 6                   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five years ended December 31, 2003, derived from our audited financial statements.  The table should be read in conjunction with our consolidated financial statements, including the footnotes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

(In thousands except share and per share information)	Years Ended December 31,
	1999	2000 (1)	2001	2002	2003
Income statement data:
Net sales	$304,636	$331,698	$352,612	$332,297	$337,220
Gross profit	100,748	101,688	103,521	97,151	92,553
Income from operations	41,140	38,419	34,495	31,399	22,824
Net income	17,345	14,887	8,738	14,909	9,698
Earnings per share:
Basic	$1.88	$1.67	$0.98	$1.68	$1.09
Diluted	$1.87	$1.67	$0.98	$1.68	$1.09

Weighted average shares:
Basic	9,213,145	8,921,091	8,928,000	8,877,256	8,924,578
Diluted	9,277,798	8,921,108	8,928,000	8,882,165	8,925,672

Balance sheet data (at year end):
Cash	$4,664	$4,989	$5,545	$19,099	$42,283
Current assets	171,954	263,376	254,474	267,346	288,270
Total assets	309,641	419,739	409,537	423,731	445,665
Current liabilities	44,959	56,515	49,318	53,302	61,304
Total debt	140,080	223,410	211,203	200,636	196,602
Stockholders’ equity	98,202	111,190	115,773	131,208	152,635

Other financial data:
EBITDA (2)/net interest expense	4.1x	3.4x	3.0x	3.5x	3.9x
Capital expenditures (3)	5,399	7,890	7,141	5,604	5,462

Margins:
Gross profit	33.1%	30.7%	29.4%	29.2%	27.4%
EBITDA (2)	18.0%	16.3%	14.2%	14.0%	13.7%

Reconciliation from cash flows from operating activities to EBITDA (2):
Cash flows from operating activities	$15,372	$13,265	$28,877	$31,048	$31,876
Changes in operating assets and liabilities	11,786	10,662	(2,265)	(5,962)	(9,333)
Income taxes, net of deferred tax benefit	14,479	12,789	7,164	8,344	7,299
Net interest expense	13,276	16,110	16,731	13,279	11,945
Other	(91)	(234)	(425)	(334)	(329)
Non-recurring, infrequent, or unusual charges	—	1,490	—	—	4,844
EBITDA (2)	$54,822	$54,082	$50,082	$46,375	$46,302

Notes to Selected Consolidated Financial Data:

(1)          We acquired UMI in September 2000.

(2)          We use the non-GAAP measurement EBITDA, which we define as earnings before net interest expense, income taxes, depreciation and amortization, adjusted to exclude non-recurring, infrequent or unusual items.  We use EBITDA because it is useful to management and investors as a measure of core operating performance.  We also believe EBITDA is helpful in determining our ability to meet future debt service, capital expenditures and working capital requirements.  In addition, certain of our debt covenants are based primarily upon calculations using EBITDA and we use EBITDA as the primary measure for determining bonuses for our managers.  However, EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with GAAP.

(3)          Capital expenditures for 1999 exclude $30.8 million for the purchase of Steinway Hall.

ITEM 7                                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular Amounts in Thousands Except Share and Per Share Data)

Introduction

The following discussion provides an assessment of the results of our operations and liquidity and capital resources together with a brief description of certain accounting policies.  Accordingly, the following discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included within this filing.

Overview

We, through our operating subsidiaries, are one of the world’s leading manufacturers of musical instruments.  Our strategy is to capitalize on our strong brand names, leading market positions, strong distribution networks, and quality products.

Piano Segment

Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts.  The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales.  Given the total number of these pianos that we sell in any year (2,928 sold in 2003), a slight change in units sold can have a material impact on our business and operating results.  Our results are also influenced by sales of Boston and Essex pianos, which together represented approximately 50% of total piano units sold and approximately 20% of total piano revenues in 2003.  Our Boston and Essex piano lines are manufactured in Asia, each by a single manufacturer.  The ability of these manufacturers to produce and ship products to us could materially impact our business and operating results.  In 2003, approximately 57% of piano sales were in the United States, 28% in Europe and the remaining 15% primarily in Asia. For the year ended December 31, 2003, our piano segment sales were $179.8 million, representing 53% of our total revenues.

Piano Outlook for 2004

We expect a successful year for our piano segment due to recent order patterns and indications of a stronger economy.  Gross margins are expected to remain stable as we return to normal production levels in our domestic manufacturing facility and reap the benefits of having two new retail stores open for the full year.  We expect these factors to offset the higher costs of Boston inventory purchases caused by unfavorable exchange rates.  We currently have sufficient, but not excessive, manufacturing capacity to meet anticipated or increased demand.

Band Segment

Our student band instrument sales are influenced by trends in school enrollment and general attitudes toward music and the arts. Management estimates that 85% of our domestic band sales are generated through educational programs.  Our school instrument business is correlated to the number of school children in the United States, which has peaked and is expected to remain relatively stable over the next few years.  However, the correlation has been adversely affected in recent years by two factors:  limited school budget resources and the resultant negative impact on school music program funding, and the abundance of competitively-priced imported student instruments.

In order to compete with these mass-merchandised offshore instruments, we restructured our product line in 2003. Our product offerings now include quality, competitively-priced brand-name imported instruments that are built to our specifications.  We also began a facility rationalization project to eliminate excess manufacturing space and the corresponding overhead.  We believe these changes were necessary for us to remain competitive in the band instrument market.

Consistent with past patterns, beginner instruments accounted for 70% of band and orchestral unit shipments and 43% of instrument revenues in 2003, with advanced and professional instruments representing the balance. In 2003, approximately 84% of band sales were in the United States, 8% in Europe and the remaining 8% primarily in Asia.  For the year ended December 31, 2003, our band sales were $157.5 million, representing 47% of our total revenues.

Band Outlook for 2004

We expect a challenging first half of the year as we complete our facility rationalization project, pinpoint the demand for our recently introduced sourced products, and synchronize product availability with demand.  We expect the latter half of the year to show improvement over past performance, both in net sales and gross margin, since we will have worked through excess inventories, returned to more efficient production levels, and expect to have the appropriate balance of manufactured and imported products to meet demand for the back-to-school selling season.  We believe that providing quality-controlled, brand-name products at multiple pricepoints via distribution channels which support the music education market will prove to be a successful strategy for the long-term growth of this segment of our business.

Inflation and Foreign Currency Impact

Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

Sales to customers outside the United States represent approximately 30% of consolidated sales, with international piano sales accounting for approximately 75% of these international sales.  A significant portion of international piano sales originate from our German manufacturing facility, resulting in sales, cost of sales and related operating expenses denominated in Euros. While currency translation has affected international sales, cost of sales and related operating expenses, it has not had a material impact on operating income.  We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division.  We do not purchase currency related financial instruments for purposes other than exchange rate risk management.

Taxes

Our effective tax rates vary depending on the relative proportion of foreign to U.S. income and the absorption of foreign tax credits in the U.S.  In 2001, the costs associated with our debt extinguishment, which were absorbed domestically, caused an increase in the proportion of our foreign source income, allowing us to utilize foreign tax credits carried forward from prior years.  In 2002, we were not able to utilize foreign tax credits carried forward from prior years. However, with the overall effective German rates on par with the U.S. rates, the shift towards income generated from the German divisions allowed us to better utilize our current foreign tax credits.  In 2003, we were once again able to utilize foreign tax credits carried forward from prior years due to the higher proportion of our foreign source income to overall income.

The strengthening of our domestic piano and band businesses is expected to result in less effective use of our foreign tax credits and credit carryforwards in the upcoming year.  In addition, the states in which we do business are either repealing legislation that had been beneficial to tax paying businesses, or have promulgated more restrictive tax legislation in an effort to boost tax revenues and eliminate state deficits.  These events will have a negative impact on our effective tax rate for 2004.  Accordingly, we expect our 2004 effective tax rate to approximate 40%.

Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

	Year Ended December 31,				Change
	2002		2003		$	%

Net sales
Band	$167,708		$157,460		(10,248)	(6.1)
Piano	164,589		179,760		15,171	9.2
Total sales	332,297		337,220		4,923	1.5

Cost of sales
Band	127,849		126,369		(1,480)	(1.2)
Piano	107,297		118,298		11,001	10.3
Total cost of sales	235,146		244,667		9,521	4.0

Gross profit
Band	39,859	23.8%	31,091	19.7%	(8,768)	(22.0)
Piano	57,292	34.8%	61,462	34.2%	4,170	7.3
Total gross profit	97,151		92,553		(4,598)	(4.7)
	29.2%		27.4%

Operating expenses	65,752		66,771		1,019	1.5
Facility rationalization charges	—		2,958		2,958
Total operating expenses	65,752		69,729		3,977	6.0

Income from operations	31,399		22,824		(8,575)	(27.3)

Other income, net	(3,939)		(3,517)		422	(10.7)
Net interest expense	13,279		11,945		(1,334)	(10.0)

Income before income taxes	22,059		14,396		(7,663)	(34.7)

Income taxes	7,150		4,698		(2,452)	(34.3)

Net income	$14,909		$9,698		(5,211)	(35.0)

Overview – 2003 was a year of transition in our band business. Our results were negatively impacted early on by strikes at two of our plants.  We began a facility rationalization project to reduce manufacturing space by 20% and improve future margins on manufactured products.  We reduced production in order to bring down excess manufactured inventory levels.  Lastly, in October, we expanded our product line and introduced many new, quality-controlled sourced products that have been made to our specifications.  We also revamped our distribution policy to include channels not previously utilized and now offer step-up and professional instruments through catalogs and via the Internet.  Additionally, we now offer school music dealers a full line of instruments, including lower-priced, brand-name instruments which are a favorable alternative to mass-produced, offshore products.   We expect this strategy to positively impact the latter half of 2004.

Our piano business started out slow but recovered in the last two quarters of 2003. While Steinway & Sons’ 150th anniversary celebration caused sales and marketing expenses to increase, we believe that the additional publicity generated by this milestone event helped generate sales interest in the second half of the year.  However, due to the long production cycles for Steinway pianos and the lead-time required for ordering sourced pianos, we were unable to match the increase in demand by year-end.  Nevertheless, we believe that the increase in orders for both manufactured and sourced products is a positive indicator for 2004.

Change in Accounting Principle - Prior to October 1, 2003, we used the first-in, first-out (“FIFO”) method of costing inventory for approximately 75% of our inventories, with the cost of the remaining inventories determined using the last-in, first-out (“LIFO”) method.   Effective October 1, 2003, we decided to conform our method of costing inventory by adopting the FIFO method for all inventories.  We believe the FIFO method is preferable as the FIFO method better matches current costs with current revenues and provides a more meaningful presentation of our financial position by reflecting more recent costs in the balance sheet.   In addition, as we rationalize our facilities, combine manufacturing processes, and increase the use of outsourced product in our offerings, the use of a consistent method across all our inventories will enable us to better allocate resources and avoid significant costs that would likely be incurred to segregate and track inventory on separate methods that may flow through a single manufacturing facility.

In accordance with generally accepted accounting principles, the change in accounting principle has been applied by retroactively restating prior years consolidated financial statements.  The change in accounting resulted in a reduction of net income reported in 2001 of $2.6 million ($0.29 per share) and a reduction in retained earnings of $4.6 million as of December 31, 2001.  The change did not have a material effect on our 2002 or 2003 income statements.

Net Sales – The increase in net sales of $4.9 million resulted from a $15.2 million improvement in piano sales, which occurred despite relatively flat Steinway grand units shipments.  The piano sales increase reflects $10.2 million in benefit attributable to foreign exchange, as well as annual price increases and a shift in mix towards higher-priced retail units.  Band and orchestral instrument sales decreased $10.2 million on an overall unit decrease of 12%, reflecting the decreased demand for higher cost beginner instruments.  The delay in availability of product resulting from the union strikes at our LaGrange, Illinois and Eastlake, Ohio plants (settled in March and May, respectively) also contributed to the sales shortfall.  These factors were mitigated in part by a shift in sales mix towards higher-priced step-up and professional instruments and an 11% increase in percussion unit shipments.

Gross Profit – Gross profit decreased $4.6 million in 2003 as both the piano and band segments experienced deteriorating gross margins.  Piano margins decreased slightly to 34.2% despite the shift towards retail units, primarily due to the $1.4 million resulting from unfavorable foreign exchange rates on Boston inventory purchases.  Gross margins for the band and orchestral segment declined to 19.7%, corresponding to a gross profit decrease of $8.8 million.  This decrease includes $1.9 million paid to employees in accordance with the terms of expired labor contracts, and $1.3 million in underabsorbed overhead and lost profit resulting from the work stoppages at two of our plants.  In addition, we incurred $1.2 million in inventory impairment charges and $1.7 million in severance costs associated with the closure of our Nogales, Arizona woodwind manufacturing facility and the imminent (April 2004) closure of one of our Elkhart, Indiana woodwind manufacturing facilities.   Production levels, which were reduced at one of our brasswind plants in order to manage excess inventory levels, and increased pension expenses of $1.1 million, also adversely impacted band segment margins in 2003.

Operating Expenses – Operating expenses increased $4.0 million, primarily as a result of the $3.0 million of impairment charges taken on land, building, and equipment relating to our Nogales, Arizona and Elkhart, Indiana woodwind manufacturing facilities.  Foreign currency translation negatively impacted operating expenses by $2.1 million and additional sales and marketing expenses of over $1.0 million incurred in conjunction with Steinway & Sons’ 150th anniversary celebration were also a factor.  Offsetting these costs was $2.6 million in savings realized by the band segment through administrative staff reductions and lower sales and marketing expenses.

Non-operating Expenses – Non-operating expenses decreased $0.9 million to $8.4 million in 2003 primarily due to lower net interest resulting from the use of cash from operations, as opposed to line of credit borrowings, in the current period.  In addition, our debt buyback of $4.7 million in December 2002 lowered interest expense by $0.4 million.

Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

	Year Ended December 31,				Change
	2001		2002		$	%

Net sales
Band	$183,646		$167,708		(15,938)	(8.7)
Piano	168,966		164,589		(4,377)	(2.6)
Total sales	352,612		332,297		(20,315)	(5.8)

Cost of sales
Band	139,379		127,849		(11,530)	(8.3)
Piano	109,712		107,297		(2,415)	(2.2)
Total cost of sales	249,091		235,146		(13,945)	(5.6)

Gross profit
Band	44,267	24.1%	39,859	23.8%	(4,408)	(10.0)
Piano	59,254	35.1%	57,292	34.8%	(1,962)	(3.3)
Total gross profit	103,521		97,151		(6,370)	(6.2)
	29.4%		29.2%

Operating expenses	64,771		64,598		(173)	(0.3)
Amortization	4,255		1,154		(3,101)	(72.9)
Total operating expenses	69,026		65,752		(3,274)	(4.7)

Income from operations	34,495		31,399		(3,096)	(9.0)

Other income, net	(1,778)		(3,939)		(2,161)	121.5
Net interest expense	16,731		13,279		(3,452)	(20.6)
Debt extinguishment costs	6,612		—		(6,612)

Income before income taxes	12,930		22,059		9,129	70.6

Income taxes	4,192		7,150		2,958	70.6

Net income	$8,738		$14,909		6,171	70.6

Overview – 2002 was a difficult year for our band business. We ran our factories at lower production levels to bring output more in line with current demand as a short-term solution for our manufacturing overcapacity.  Foreign competition continued to put pricing pressure on domestic band instrument manufacturers.  Dealers continued to have excess inventories, and were reluctant to order additional instruments unless enticed by discounting.  Lastly, state budget cuts negatively impacted band programs in many communities, causing a reduction in our school bid business.  We recognized the need for long-term strategic changes in order to remain competitive in the industry.  We restructured the company towards year-end, combining Selmer and UMI, and initiated the strategic planning process designed to produce fundamental changes necessary to ensure the long-term growth of this segment of our business.

Our piano business remained relatively stable despite worldwide economic conditions.  We experienced growth in mid-priced piano market demand, which helped stabilize sales.  We reduced production levels at our New York and German factories to manage working capital. We were able to increase domestic production mid-year and overseas production towards year-end in response to positive sales results.

Net Sales – The decrease in net sales of $20.3 million occurred despite a $6.1 million (7%) revenue increase in the fourth quarter, which was attributable to piano sales.  Our domestic piano sales were less impacted by the weakened economy than our sales in Europe and Asia.  Domestic Steinway grand unit shipments decreased only 9% as compared to the 16% decrease in our grand unit shipments overseas.  Our lower-priced Boston piano lines fared much better, experiencing a domestic unit increase of 16% in 2002.  As a result, domestic piano revenues remained relatively stable year over year.  The band and orchestral instrument sales decrease of $15.9 million resulted from a unit decrease of 13% and more competitive pricing strategies on certain instruments, which was partially offset by a shift in sales mix towards higher-priced step-up and professional instruments.

Gross Profit – Gross profit decreased $6.4 million due to deterioration in both the piano and band gross margins. Piano margins decreased to 34.8% due to periodic factory shutdowns, which were taken in response to the slowing economy.  These shutdowns enabled us to control inventory levels while retaining our skilled workforce.  A decrease in production days at our overseas manufacturing facility had an unfavorable impact of approximately $1.6 million, but was mitigated by the favorable exchange rates on the Boston product line inventories.  Band segment margins decreased slightly to 23.8% due to reduced production, which was at or below 2001 levels in virtually all of our plants, as well as manufacturing inefficiencies resulting from layoffs and staff retraining requirements at one of our plants.

Operating Expenses – Operating expenses decreased $3.3 million primarily due to the $3.1 million decrease in our amortization expense resulting from the cessation of amortization of our goodwill and trademark assets following the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142.  Increases in general and administrative costs associated with consulting and severance costs were more than offset by the $1.1 million decrease in sales and marketing expenses year over year.

Non-operating Expenses – Non-operating expenses decreased $12.2 million to $9.3 million in 2002 due to the absence of $6.6 million of debt extinguishment costs, which were incurred in the prior year.  These costs were attributable to our long-term debt refinancing in April 2001.  Exclusive of these costs, non-operating expenses decreased $5.6 million.  This was due to the $3.5 million decrease in net interest expense resulting from the significant decrease in borrowings on our domestic revolving loan as compared to 2001.  Foreign exchange gains of $0.7 million compared to foreign exchange losses of $0.8 million in 2001 also contributed to the reduction of non-operating expenses in the current period.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund our capital expenditures.

Cash Flows

Our statements of cash flows for the years ended December 31 are summarized as follows:

	2001	2002	2003
Net income:	$8,738	$14,909	$9,698
Changes in operating assets and liabilities	2,265	5,962	9,333
Other adjustments to reconcile net income to cash from operating activities	17,874	10,177	12,845
Cash flows from operating activities	28,877	31,048	31,876

Cash flows from investing activities	(7,988)	(7,749)	(6,435)

Cash flows from financing activities	(20,411)	(9,718)	(2,767)

The 2003 increase in cash flows from operating activities of $0.9 million occurred despite the $5.2 million decrease in net income primarily as a result of our continued control of inventory as well as effective management of our accounts receivable and payable.  Together, these amounts contributed $11.2 million to cash flows from operating activities in 2003, as compared to $9.8 million in 2002 and $6.9 million in 2001.

Cash used in investing activities consists primarily of capital expenditures of $7.1 million in 2001, $5.6 million in 2002, and $5.5 million in 2003 (see Capital Expenditures discussion below).  Cash used in financing activities in 2001 resulted from the debt restructuring activities we completed to ensure long-term financing at favorable rates, including the issuance of $150.0 million 8.75% Senior Notes, our redemption of $110.0 million in 11% Senior Subordinated Notes, and repayment of our domestic line of credit with the additional Senior Note proceeds.  In 2002, cash used for financing activities resulted from the scheduled amortization of our term loans of $6.4 million, as well as the repurchase of $4.7 million of our Senior Notes.  In 2003, domestic financing activity consisted primarily of scheduled debt amortization of $6.5 million.  This was partially offset by net borrowings on our foreign lines of credit of $2.3 million, which were made primarily for operating cash and inventory purchases.  (See Borrowing Activities and Availability discussion below.)

Capital Expenditures

Our capital expenditures consist primarily of machinery and equipment purchases, and office equipment upgrades and replacements, as well as leasehold improvement projects related to our new retail stores in 2003. We expect our capital spending in 2004 to be in the range of $5.5-6.5 million, relating to machinery and equipment purchases, system upgrades, and facility improvements.

Seasonality

Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below.  Due to these programs, we have large working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $75-80 million in August and September, and lesser requirements when they are at lows of approximately $60-65 million in January and February.  The financing options, intended to assist dealers with the seasonality inherent in the industry and to facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules.  The following forms of financing are offered to qualified band instrument dealers:

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

Off Balance Sheet Arrangements

Prior to August 2002, we sold notes receivable on a recourse basis to a financing company.  The financing company had the option to purchase up to $18.0 million of our notes receivable.  We received proceeds from the sale of such notes of approximately $12.7 million in 2001 and $2.6 million in 2002.  Outstanding balances on these notes were $6.7 million as of December 31, 2001.  We have retained these notes receivable since August 2002.

Unlike many of our competitors in the piano industry, with limited exceptions, we do not provide extended financing arrangements to our dealers.  To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers.  We generally provide no guarantees with respect to these arrangements.

Pensions and Other Postretirement Benefits

During 2003, we amended one of our plans to eliminate future years of service credit under the plan and combined all of our domestic pension plans into one plan to facilitate plan monitoring and plan investment management.  When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension and other post retirement benefits, we used a long-term rate of return on plan assets of 9%, which was developed with input from our actuaries and our investment committee, and is consistent with previous rates we have used.  We believe that 9% is representative of the long-term rate of return that we may expect from our domestic pension assets.  The discount rate utilized for determining future pension obligations for our domestic plans is based on long-term bonds receiving an AA- or better rating by a recognized rating agency.  The resulting discount rate decreased from 6.75% to 6.50% at December 31, 2003.

The discount rates and rates of returns on plan assets for our foreign pension and other postretirement benefit plans were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur.

Borrowing Activities and Availability

Our real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended and restated to accommodate the $150.0 million bond offering completed on April 19, 2001, provides us with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory, and fixed assets.  As of December 31, 2003, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances was approximately $82.0 million, net of letters of credit. The real estate term loan is payable in monthly installments of $0.2 million and includes interest at average 30-day LIBOR (1.12% at December 31, 2003) plus 1.5%.  This term loan is secured by all of our interests in the Steinway Hall property.  The acquisition term loan is repayable in monthly installments of $0.4 million for the first five years and monthly installments of $0.6 million in years six through eight.  The acquisition term loan and revolving credit loans bear interest at average 30-day LIBOR plus 1.75%.  All of our borrowings under the Credit Facility are secured by a first lien on our domestic inventory, receivables, and fixed assets.  Open account loans with foreign banks also provide for borrowings of up to €17.6 million ($22.1 million at December 31, 2003) by Steinway’s foreign subsidiaries.

On April 19, 2001, we completed a $150.0 million 8.75% Senior Note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance used to pay down the Credit Facility.  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated a debt extinguishment charge of approximately $6.6 million, and a related tax benefit of $2.7 million.  On December 18, 2002 we repurchased $4.7 million of our Senior Notes at 99.25%.

At December 31, 2003, our total outstanding indebtedness amounted to $196.6 million, consisting of $145.3 million of 8.75% Senior Notes, $18.2 million on the real estate term loan, $29.0 million on the acquisition term loan, and $4.1 million of notes payable to foreign banks.  Cash interest paid was $19.1 million in 2001, $15.3 million in 2002, and $14.6 million in 2003. All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2003 and do not anticipate any compliance issues in 2004.

Our share repurchase program authorizes us to make discretionary repurchases of our Ordinary common stock on the open market up to a limit of $25.0 million.  Repurchased shares are held as treasury shares to be used for corporate purposes.  We have reserved 721,750 shares of our existing treasury stock to be utilized for the issuance of stock options under our Amended and Restated 1996 Stock Plan.  These options have no impact on our cash flow or number of shares outstanding unless and until they are exercised.  In 2001, we repurchased 114,600 shares at a cost of $1.9 million.  We did not repurchase any shares in 2002 or 2003.

Subsequent to December 31, 2003, we amended our Credit Facility to accommodate a large stock repurchase.  On February 4, 2004 we repurchased 1,271,450 shares of Ordinary common stock directly from our largest institutional shareholder.  In exchange, we tendered $29.0 million in principal amount of our 8.75% Senior Notes due 2011, which were issued under the existing indenture.  We issued our bonds at a premium of 106.3%.  This transaction resulted in an increase to our treasury stock of $31.6 million.

Our bond indenture contains limitations based on net income (among other things) on the amount of discretionary repurchases we may make of our Ordinary common stock.  As a result of the February 4th stock repurchase, we have approached the current limitation.  Although this limitation will increase over time, we currently have no short-term plans to repurchase additional Ordinary common stock either directly from shareholders or on the open market.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles.  Our Credit Facility went virtually unutilized throughout the year since we effectively managed our inventory levels and accounts receivable and were able to maximize cash flows from operations despite strikes, facility rationalization costs, and lower net income in the current period.  Looking forward to 2004, we anticipate a stable year for the piano division and a challenging first half of the year for the band division as we implement our product expansion and distribution strategy.  We will continue to focus on keeping our balance sheet strong by managing accounts receivable, maintaining sufficient, but not excessive, inventory levels, and repaying debt.  We expect to have an incremental interest liability of $2.5 million as a result of the additional $29.0 million in bonds issued in February 2004.  However, we do not expect that this will have a material impact on our liquidity in 2004.

Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources.  Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2004.

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2003.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$196,602	$10,638	$15,512	$25,107	$145,345
Operating leases (2)	276,026	4,955	8,579	6,874	255,618
Purchase obligations (3)	4,838	4,523	210	105	—
Other long-term liabilities (4)	18,723	1,512	3,023	3,023	11,165
Total	$496,189	$21,628	$27,324	$35,109	$412,128

Notes to Contractual Obligations:

(1) The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $259.7 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall, which is described in Note 13 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials and equipment.

(4) Our other long-term liabilities consist primarily of pension obligations, which are described in Note 14 in the Notes to Consolidated Financial Statements included within this filing.

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

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 also amends other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant special accounting. The adoption of SFAS No. 149 did not have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on our financial position, results of operations or cash flows.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  This statement also requires disclosure about the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows.  SFAS No. 132 is effective for fiscal years ending after December 15, 2003.  Interim period disclosures required by this statement are effective for periods beginning after December 15, 2003.  Disclosure of information about foreign plans required by this statement is effective for fiscal years ending after June 15, 2004.

ITEM 7A                                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate our foreign currency exchange rate risk by holding forward foreign currency contracts.  These contracts are used as a hedge against intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  As of December 31, 2003, a 10% negative change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.3 million.  Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current exchange rate.  However, we would offset any such gains and losses by corresponding losses and gains, respectively, on the related hedged asset or liability.

Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt.  The Credit Facility and term loans bear interest at rates that fluctuate with changes in LIBOR.  For the year ended December 31, 2003, a hypothetical 10% increase in interest rates would have increased our interest expense by approximately $0.1 million.  We use interest rate caps to manage interest rate risk on foreign debt.  The carrying value of the caps is not material and a 10% change in interest rates would not have a material effect on the fair value of the caps.

Our long-term debt includes $145.3 million of Senior Notes with a fixed interest rate.  Accordingly, there would be no immediate impact on our interest expense associated with these Notes due to fluctuations in market interest rates.  However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by approximately $0.6 million as of December 31, 2003.  Such fair value changes may affect our determination whether to retain, replace or retire these Notes.

3299-1-bc.doc - ConsolidatedStatementsOfStockholders

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Income for the Years Ended December 31, 2001, 2002, and 2003
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002, and 2003
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2002, and 2003
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Steinway Musical Instruments, Inc.:

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 2002 the Company changed its methods of accounting for goodwill and trademarks to conform to Statement of Financial Accounting Standard (“SFAS”) No. 142, and debt extinguishment costs to conform to SFAS No. 145.

As discussed in Note 2, in 2003 the Company changed its method of accounting for certain inventories from the last-in, first-out method to the first-in, first-out method and retroactively restated the 2001 and 2002 consolidated financial statements for the change.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 12, 2004

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003
(In Thousands Except Share and Per Share  Data)

	2001	2002	2003

Net sales	$352,612	$332,297	$337,220
Cost of sales	249,091	235,146	244,667

Gross profit	103,521	97,151	92,553

Operating expenses:
Sales and marketing	42,251	41,129	41,719
General and administrative	21,909	22,517	23,134
Amortization	4,255	1,154	1,154
Other operating expenses	611	952	764
Facility rationalization charges	—	—	2,958
Total operating expenses	69,026	65,752	69,729

Income from operations	34,495	31,399	22,824

Other income, net	(1,778)	(3,939)	(3,517)
Interest income	(2,306)	(1,892)	(2,175)
Interest expense	19,037	15,171	14,120
Debt extinguishment costs	6,612	—	—

Income before income taxes	12,930	22,059	14,396

Income taxes	4,192	7,150	4,698

Net income	$8,738	$14,909	$9,698

Earnings per share - basic and diluted	$0.98	$1.68	$1.09

Weighted average shares:
Basic	8,928,000	8,877,256	8,924,578
Diluted	8,928,000	8,882,165	8,925,672

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2003

(In Thousands Except Share and Per Share Data)

	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash	$19,099	$42,283
Accounts, notes and leases receivable, net of allowance for bad debts of $11,389 and $9,944 in 2002 and 2003, respectively	77,421	76,403
Inventories	155,843	152,029
Prepaid expenses and other current assets	5,227	4,533
Deferred tax assets	9,756	13,022
Total current assets	267,346	288,270

Property, plant and equipment, net	102,567	98,937
Trademarks	9,651	10,319
Goodwill	29,539	31,665
Other intangibles, net	6,936	5,782
Other assets	7,692	10,692

TOTAL ASSETS	$423,731	$445,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,055	$10,638
Accounts payable	9,888	11,554
Other current liabilities	35,359	39,112
Total current liabilities	53,302	61,304

Long-term debt	192,581	185,964
Deferred tax liabilities	22,709	25,565
Other non-current liabilities	23,931	20,197
Total liabilities	292,523	293,030

Commitments and contingent liabilities

Stockholders’ equity:
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued and outstanding	—	—
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 8,428,286 and 8,521,392 shares outstanding in 2002 and 2003, respectively	9	10
Additional paid-in capital	73,172	74,626
Retained earnings	87,022	96,720
Accumulated other comprehensive loss	(13,142)	(2,868)
Treasury stock, at cost (774,000 shares of Ordinary common stock)	(15,853)	(15,853)
Total stockholders’ equity	131,208	152,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423,731	$445,665

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands)

	2001	2002	2003
Cash flows from operating activities:
Net income	$8,738	$14,909	$9,698
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,803	11,037	10,959
Facility rationalization charges	—	—	4,158
Debt extinguishment costs	6,612	—	—
Deferred tax benefit	(2,972)	(1,194)	(2,601)
Other	431	334	329
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	9,864	6,090	2,783
Inventories	457	1,877	7,373
Prepaid expenses and other current assets	(2,533)	(755)	126
Accounts payable	(3,440)	1,845	1,086
Other current liabilities	(2,083)	(3,095)	(2,035)
Cash flows from operating activities	28,877	31,048	31,876

Cash flows from investing activities:
Capital expenditures	(7,141)	(5,604)	(5,462)
Proceeds from disposals of fixed assets	243	4	10
Changes in other assets	(1,090)	(2,149)	(983)
Cash flows from investing activities	(7,988)	(7,749)	(6,435)

Cash flows from financing activities:
Borrowings under lines of credit	309,161	127,604	10,606
Repayments under lines of credit	(354,762)	(127,309)	(8,316)
Proceeds from long-term debt	150,000	—	—
Repayments of long-term debt	(118,847)	(6,352)	(6,512)
Repurchase of long-term debt	—	(4,655)	—
Debt issuance costs	(4,516)	—	—
Proceeds from issuance of stock	454	994	1,455
Purchases of treasury stock	(1,901)	—	—
Cash flows from financing activities	(20,411)	(9,718)	(2,767)

Effects of foreign exchange rate changes on cash	78	(27)	510

Increase in cash	556	13,554	23,184
Cash, beginning of year	4,989	5,545	19,099

Cash, end of year	$5,545	$19,099	$42,283

Supplemental Cash Flow Information
Interest paid	$19,120	$15,318	$14,624
Income taxes paid	$10,337	$11,363	$7,131

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2001	$9	$71,724	$63,375	$(9,966)	$(13,952)	$111,190
Comprehensive income:
Net income			8,738			8,738
Foreign currency translation adjustment				(1,852)		(1,852)
Additional minimum pension liability, net				(851)		(851)
Unrealized loss on certain long-term investments, net				(5)		(5)
Total comprehensive income						6,030

Issuance of 29,549 shares of common stock		454				454

Purchase of 114,600 shares of common stock					(1,901)	(1,901)

Balance, December 31, 2001	9	72,178	72,113	(12,674)	(15,853)	115,773

Comprehensive income:
Net income			14,909			14,909
Foreign currency translation adjustment				5,589		5,589
Additional minimum pension liability, net				(5,986)		(5,986)
Unrealized loss on certain long-term investments, net				(71)		(71)
Total comprehensive income						14,441

Issuance of 59,789 shares of common stock		994				994

Balance, December 31, 2002	9	73,172	87,022	(13,142)	(15,853)	131,208
Comprehensive income:
Net income			9,698			9,698
Foreign currency translation adjustment				7,334		7,334
Additional minimum pension liability, net				2,820		2,820
Unrealized gain on certain long-term investments, net				120		120
Total comprehensive income						19,972

Issuance of 93,109 shares of common stock	1	1,454				1,455
Balance, December 31, 2003	$10	$74,626	$96,720	$(2,868)	$(15,853)	$152,635

See notes to consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(Tabular Amounts in Thousands Except Share and Per Share Data)

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

Throughout these financial statements “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.  We combined the operations of The Selmer Company, Inc. (“Selmer”) and United Musical Instruments, Inc. (“UMI”) into Conn-Selmer during 2002.  The legal merger of UMI and Selmer became effective January 1, 2003.  References to “Selmer” and “UMI” refer to events or circumstances prior to the merger.

(2)       Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly-owned.  All intercompany balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized upon shipment following receipt of a valid customer order.   Title and risk of loss associated with products sold transfers upon shipment to customers. We provide for the estimated costs of warranties, discounts and returns at the time of sale.

Inventories - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Change in Accounting Principle - Prior to October 1, 2003, we used the first-in, first-out (“FIFO”) method of costing inventory for approximately 75% of our inventories, with the cost of the remaining inventories determined using the last-in, first-out (“LIFO”) method.   Effective October 1, 2003, we decided to conform our method of costing inventory by adopting the FIFO method for all inventories.  We believe the FIFO method is preferable as the FIFO method better matches current costs with current revenues and provides a more meaningful presentation of our financial position by reflecting more recent costs in the balance sheet.  In addition, as we rationalize our facilities, combine manufacturing processes, and increase the use of outsourced product in our offerings (as described further in Note 8), the use of a consistent method across all our inventories will enable us to better allocate resources and avoid significant costs that would likely be incurred to segregate and track inventory on separate methods that may flow through a single manufacturing facility.

In accordance with generally accepted accounting principles, the change in accounting principle has been applied by retroactively restating prior years consolidated financial statements.  The change in accounting resulted in a reduction of net income reported in 2001 of $2.6 million ($0.29 per share) and a reduction in retained earnings of $4.6 million as of December 31, 2001.  The change did not have a material effect on our 2002 or 2003 income statements.

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

When conditions indicate a need to evaluate recoverability, we evaluate the recoverability of our long-lived assets by comparing the estimated future undiscounted cash flows expected to be generated by those assets to their carrying value.  Should the assessment indicate an impairment, the affected assets are written down to fair value.

Goodwill, Trademarks and Other Intangible Assets - Intangible assets other than goodwill and trademarks are amortized on a straight-line basis over their estimated useful lives.  Deferred financing costs are amortized over the repayment periods of the underlying debt.  This approximates the effective interest method.  Prior to 2002, goodwill was amortized on a straight-line basis over 40 years, and trademarks acquired were recorded at appraised value and amortized on a straight-line basis over 10 years.  We ceased to record amortization expense on our goodwill and trademark assets on January 1, 2002.  We test our goodwill and trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  Should an impairment be present, the affected asset would be written down to its fair value.  At January 1, 2002, July 27, 2002, and July 26, 2003 we evaluated our goodwill and trademark assets and determined that the fair value had not decreased below the carrying value and, accordingly, we have made no impairment adjustments.

Advertising - Advertising costs are expensed as incurred.  Advertising expense was $8.3 million for the year ended December 31, 2001, $6.7 million for the year ended December 31, 2002, and $7.7 million for the year ended December 31, 2003.

Income Taxes - We provide for income taxes using an asset and liability approach.  We compute deferred income tax assets and liabilities annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  We establish valuation allowances when necessary to reduce deferred tax assets to the amount expected to be realized.  Income taxes is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation - We translate assets and liabilities of non-U.S. operations into U.S. dollars at year-end rates, and revenues and expenses at average rates of exchange prevailing during the year.  We report the resulting translation adjustments as a separate component of comprehensive income.  We recognize foreign currency transaction gains and losses in the consolidated statements of income as incurred.

Foreign Currency Exchange Contracts - We enter into foreign currency exchange contracts as a hedge against risks inherent in foreign currency transactions.  These contracts are not used for trading or speculative purposes.  Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period.  Such gains and losses offset the foreign currency exchange gains or losses associated with the hedged receivable or payable.  We have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign currency exchange contracts.  However, we enter into these contracts with reputable institutions and believe we have no significant credit risk.

Stock-based Compensation - We have an employee stock purchase plan (“Purchase Plan”) and a stock option plan (“Stock Plan”), which are described more fully in Note 12.  As permitted under accounting principles generally accepted in the United States of America, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award.  Under the fair value method, the impact of which is disclosed below, compensation associated with stock awards to employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model.  The measurement date for employee awards for both the intrinsic and fair value methods is generally the date of grant.   Under the intrinsic value method, we did not recognize any stock-based compensation expense during 2001, 2002, or 2003.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to measure stock-based employee compensation.

	Years Ended December 31
	2001	2002	2003

Net income, as reported	$8,738	$14,909	$9,698
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(715)	(613)	(836)
Pro forma net income	$8,023	$14,296	$8,862
Earnings per share:
As reported Basic and Diluted	$0.98	$1.68	$1.09
Pro forma Basic and Diluted	$0.90	$1.61	$0.99

The fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, was measured using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	2001	2002	2003
Weighted-average interest rate	3.57%	3.48%	3.10%
Range of expected life of option grants (in years)	1 to 6	1 to 6	1 to 6
Expected volatility of underlying stock	25.5%	25.6%	27.0%

The weighted-average fair value of options on their grant date is as follows:

	2001	2002	2003
Stock Plan	$—	$6.27	$7.49
Option feature in Purchase Plan	$4.48	$4.78	$4.09

It should be noted that the Black-Scholes option-pricing model was designed to value readily tradable options with relatively short lives and no vesting restrictions.  In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility.  Because the options granted are not tradable and have contractual lives of up to ten years, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable measure of the fair value of the options issued under either the Stock Plan or Purchase Plan.

Earnings per Common Share - Basic earnings per common share is computed using the weighted-average number of common shares outstanding during each year.  Diluted earnings per common share reflects the effect of our outstanding options (using the treasury stock method), except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows for the years ended December 31:

	2001	2002	2003

Weighted-average shares for basic earnings per share	8,928,000	8,877,256	8,924,578
Dilutive effect of stock options	—	4,909	1,094
Weighted-average shares for diluted earnings per share	8,928,000	8,882,165	8,925,672

Options to purchase 612,400, 1,098,300, and 1,130,400 shares of Ordinary common stock at prices ranging from $18.55 to $22.67 per share were outstanding during the years ended December 31, 2001, 2002, and 2003, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Environmental Matters - Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated (see Note 13).

Segment Reporting - We have two reportable segments: the piano segment and the band and orchestral instrument segment.  We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis.

Comprehensive Income - Comprehensive income is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets and is reported in the consolidated statements of stockholders’ equity for all periods presented.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Gain/(Loss) on Long-term Assets	Tax Impact of Gain/(Loss) on Long-term Assets	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

Beginning balance January 1, 2001	$(9,845)	$—	$—	$(121)	$—	$(9,966)
Activity	(1,852)	(8)	3	(1,499)	648	(2,708)
Ending balance December 31, 2001	(11,697)	(8)	3	(1,620)	648	(12,674)
Activity	5,589	(112)	41	(9,976)	3,990	(468)
Ending balance December 31, 2002	(6,108)	(120)	44	(11,596)	4,638	(13,142)
Activity	7,334	193	(73)	4,743	(1,923)	10,274
Ending balance December 31, 2003	$1,226	$73	$(29)	$(6,853)	$2,715	$(2,868)

New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 also amends other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant special accounting. The adoption of SFAS No. 149 did not have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on our financial position, results of operations or cash flows.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  This statement also requires disclosure about the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows.  SFAS No. 132 is effective for fiscal years ending after December 15, 2003.  Interim period disclosures required by this statement are effective for periods beginning after December 15, 2003.  Disclosure of information about foreign plans required by this statement is effective for fiscal years ending after June 15, 2004.  The required disclosures are included in Note 14.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)       Inventories

	December 31,
	2002	2003
Raw materials	$21,568	$21,268
Work in process	56,019	50,620
Finished goods	78,256	80,141
Total	$155,843	$152,029

(4)       Property, Plant and Equipment, Net

	December 31,
	2002	2003
Land	$18,902	$19,718
Buildings and improvements	66,002	65,285
Leasehold improvements	2,349	3,613
Machinery, equipment and tooling	47,229	48,290
Office furniture and fixtures	8,702	11,294
Concert and artist and rental pianos	12,811	13,877
Construction in progress	1,723	812
	157,718	162,889
Less accumulated depreciation and amortization	55,151	63,952
Total	$102,567	$98,937

We recognized impairment charges for certain land, building, and equipment assets of the band segment as a result of our facility rationalization project, which is discussed more fully in Note 8.

(5)           Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2002 and 2003 are as follows:

	2002	2003
Amortized intangible assets:
Gross deferred financing costs	$10,751	$9,293
Accumulated amortization	(3,951)	(3,596)
Deferred financing costs, net	$6,800	$5,697

Gross covenants not to compete	$750	$250
Accumulated amortization	(614)	(165)
Covenants not to compete, net	$136	$85

Unamortized intangible assets:
Gross goodwill	$35,841	$38,366
Accumulated amortization	(6,302)	(6,701)
Goodwill, net	$29,539	$31,665

Gross trademarks	$23,176	$25,059
Accumulated amortization	(13,525)	(14,740)
Trademarks, net	$9,651	$10,319

The changes in the net carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band & Orchestral Segment
Goodwill:
Balance at December 31, 2001	$19,362	$8,555
Foreign currency translation impact	1,622	—
Balance at December 31, 2002	$20,984	$8,555

Balance at December 31, 2002	$20,984	$8,555
Foreign currency translation impact	2,126	—
Balance at December 31, 2003	$23,110	$8,555

	Piano Segment	Band & Orchestral Segment
Trademarks:
Balance at December 31, 2001	$6,471	$2,671
Foreign currency translation impact	509	—
Balance at December 31, 2002	$6,980	$2,671

Balance at December 31, 2002	$6,980	$2,671
Foreign currency translation impact	668	—
Balance at December 31, 2003	$7,648	$2,671

The weighted average amortization period for deferred financing costs is 6.30 years, and the weighted average amortization period of covenants not to compete is 5.0 years.  The following table summarizes amortization expense for the years ending December 31:

	2001	2002	2003

Aggregate amortization expense	$4,255	$1,154	$1,154

The amortization periods for other intangible assets range from five to ten years.  The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years:

Estimated amortization expense:	Amount
2004	$594
2005	535
2006	500
2007	500
2008	356

Had SFAS No. 142 been in effect prior to January 1, 2002, our reported net income and income per share would have been as follows:

Year Ended December 31, 2001

Net income	$8,738
Goodwill amortization	857
Trademark amortization, net of tax	1,453
Adjusted net income	$11,048

Basic and diluted income per share:
Net income	$0.98
Goodwill amortization	0.10
Trademark amortization	0.16
Adjusted net income	$1.24

(6)           Other Assets

	December 31,
	2002	2003
Intangible pension	$2,526	$3,782
Notes receivable	3,967	4,812
Other assets	1,199	2,098
Total	$7,692	$10,692

(7)           Other Current Liabilities

	December 31,
	2002	2003
Accrued payroll and related benefits	$15,287	$16,986
Current portion of pension liability	4,111	2,663
Accrued warranty expense	2,357	2,602
Accrued interest	2,720	2,706
Deferred income	3,536	4,161
Income and other taxes payable	(702)	1,889
Other accrued expenses	8,050	8,105
Total	$35,359	$39,112

Accrued warranty expense is generally recorded at the time of sale for instruments that have a warranty period ranging from five to ten years.  The accrued expense recorded is based on a percentage of sales and is adjusted periodically following an analysis of historical warranty activity.  Accrued warranty expense for instruments that have a warranty period of one year is recorded based on warranty return trends.

The accrued warranty expense activity for the years ended December 31, 2001, 2002 and 2003 is as follows:

	2001	2002	2003
Accrued warranty expense:
Beginning balance	$2,355	$2,221	$2,357
Additions	932	950	1,361
Claims and reversals	(1,022)	(966)	(1,314)
Foreign exchange impact	(44)	152	198
Ending balance	$2,221	$2,357	$2,602

(8)           Facility Rationalization Charges – Band Segment

We closed our woodwind manufacturing facility in Nogales, Arizona and eliminated approximately 90 positions in November 2003. As a result of this closing, we recorded charges of $0.6 million in severance expenses and $1.0 million in inventory write-down charges as components of cost of goods sold.  We also recorded $2.1 million in impairment charges as a component of operating expenses.

On October 3, 2003, we announced that we will be closing one of our woodwind manufacturing facilities in Elkhart, Indiana and transferring that plant’s production to other company-owned facilities.  This closure will impact approximately 100 employees and we expect to complete this project in the second quarter of 2004.  As a result of this imminent closure, we recorded charges of $1.1 million in severance expenses and $0.2 million of inventory write-down charges as components of cost of goods sold.  We also recorded $0.9 million in related impairment charges. We anticipate incurring an additional $1.1 million in severance expenses in 2004, which will negatively impact our first and second quarter results.

Once completed, we expect to have incurred $2.8 million in severance expenses, $1.2 million in inventory write-down charges, and $3.0 million in asset impairment charges as a result of this facility rationalization project.

The accrued severance liability activity associated with the band segment’s facility rationalization project for the year ended December 31, 2003 is as follows:

2003
Facility rationalization severance liability:
Beginning balance	$—
Additions charged to cost of sales	1,683
Payments	(525)
Ending balance	$1,158

The impairment charges were reported as a separate component of operating expenses labeled “facility rationalization charges” and relate to buildings, land, and equipment affected by the plant closures.  The impairment costs associated with the land and buildings were calculated based on the excess of the carrying value over net realizable value for such assets.  The equipment impairment charges were based on our ability to utilize the equipment at other facilities, or until the rationalization project is complete, with remaining useful lives and associated depreciation adjusted accordingly.  The components of the $3.0 million in aggregate impairment charges for the year ended December 31, 2003 are as follows:

Asset category:	Impairment Charge

Land	$501
Buildings	2,202
Equipment	255
$2,958

(9)           Other Income, Net

	Years Ended December 31,
	2001	2002	2003

West 57th Building income	$(4,653)	$(4,653)	$(4,653)
West 57th Building expenses	3,254	3,254	3,254
Foreign exchange (gain) loss, net	791	(691)	(815)
Miscellaneous, net	(1,170)	(1,849)	(1,303)
Total	$(1,778)	$(3,939)	$(3,517)

(10)         Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2001	2002	2003
U.S. Federal:
Current	$1,811	$3,896	$2,300
Deferred	(2,086)	7	(2,117)
U.S. State and local:
Current	674	829	729
Deferred	(45)	76	(177)
Foreign:
Current	4,679	3,619	4,270
Deferred	(841)	(1,277)	(307)
Total	$4,192	$7,150	$4,698

The components of income before income taxes are as follows:

	Years Ended December 31,
	2001	2002	2003

U.S. operations	$2,527	$12,839	$3,860
Non-U.S. operations	10,403	9,220	10,536
Total	$12,930	$22,059	$14,396

Our provision for income taxes differed from that using the statutory U.S. federal rate as follows:

	Years Ended December 31,
	2001	2002	2003
Statutory federal rate applied to earnings before income taxes	$4,526	$7,721	$5,039
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit)	(590)	21	(2,643)
State income taxes (net of federal benefit)	325	391	518
Other	(69)	(983)	1,784
Income taxes	$4,192	$7,150	$4,698

At December 31, 2003, accumulated retained earnings of non-U.S. subsidiaries totaled $4.4 million.  We did not provide for U.S. income taxes or foreign withholding taxes for these subsidiaries because we currently expect that such earnings will be reinvested indefinitely.

The components of net deferred taxes are as follows:

	December 31,
	2002	2003
Deferred tax assets:
Uniform capitalization adjustment to inventory	$3,044	$3,527
Allowance for doubtful accounts	2,859	2,378
Accrued expenses and other current assets and liabilities	6,831	9,771
Additional minimum pension liability	4,638	2,715
Foreign tax credits	12,226	7,137
Valuation allowances	(11,709)	(6,439)
Total deferred tax assets	17,889	19,089

Deferred tax liabilities:
Pension contributions	(1,040)	(2,800)
Fixed assets	(19,729)	(19,227)
LIFO reserve for tax (Note 2)	(3,005)	(2,748)
Intangibles	(7,068)	(6,857)
Total deferred tax liabilities	(30,842)	(31,632)

Net deferred taxes	$(12,953)	$(12,543)

Valuation allowances provided relate to excess foreign tax credits generated over expected credit utilization in our federal tax return.  Valuation allowances relating to the acquisition of Steinway totaled $3.9 million as of December 31, 2002 and $4.3 million as of December 31, 2003.  Should the related tax benefits be recognized in the future, the effect of removing the valuation allowances associated with the acquisition of Steinway would be a reduction in goodwill. During 2002, the valuation allowance increased by $0.9 million due to the generation of additional excess foreign tax credits.  During 2003, the valuation allowance decreased by $5.3 million in connection with the use and reduction of our foreign tax credits generated in prior years. Foreign tax credit carryforwards expire in varying amounts through 2007.

(11)         Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2002	2003

Term loans	$53,690	$47,178
8.75% Senior Notes	145,345	145,345
Open account loans, payable on demand to a foreign bank	1,601	4,079
Total	200,636	196,602
Less current portion	8,055	10,638
Long-term debt	$192,581	$185,964

Scheduled maturities of long-term debt as of December 31, 2003 are as follows:

Amount

2004	$10,638
2005	7,179
2006	8,333
2007	8,376
2008	16,731
Thereafter	145,345
Total	$196,602

Our real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility, which was amended and restated to accommodate the $150.0 million bond offering completed on April 19, 2001, provides us with a potential borrowing capacity of $85.0 million in revolving credit, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets.  As of December 31, 2003, there were no revolving credit loans outstanding, and availability based on eligible accounts receivable and inventory balances was approximately $82.0 million, net of letters of credit. The real estate term loan ($18.2 million at December 31, 2003) is payable in monthly installments of $0.2 million and includes interest at average 30-day LIBOR (1.12% at December 31, 2003) plus 1.5%.  This term loan is secured by all of our interests in the Steinway Hall property.  The acquisition term loan ($29.0 million at December 31, 2003) is repayable in monthly installments of $0.4 million for the first five years and monthly installments of $0.6 million in years six through eight.  The acquisition term loan and revolving credit loans under the Credit Facility bear interest at average 30-day LIBOR plus 1.75%.

On April 19, 2001, we completed a $150.0 million 8.75% Senior Note offering.  The proceeds of this offering were used to redeem $110.0 million of previously outstanding Senior Subordinated Notes, with the balance used to pay down the Credit Facility.  The early retirement of the Senior Subordinated Notes, which were redeemed on June 1, 2001 at 102.75% of the principal amount, generated a debt extinguishment charge of approximately $6.6 million, and a related tax benefit of $2.7 million.  On December 18, 2002 we repurchased $4.7 million of our Senior Notes at 99.25%.

The open account loans provide for borrowings by foreign subsidiaries of up to €17.6 million  ($22.1 million at the December 31, 2003 exchange rate) payable on demand.  A portion of the open account loans can be converted into a maximum of £0.5 million ($0.9 million at the December 31, 2003 exchange rate) for use by our UK branch and ¥600 million ($5.6 million at the December 31, 2003 exchange rate) for use by our Japanese subsidiary.  Demand borrowings bear interest at rates of 6.70 - 7.10% for the Euro loans and 1.265% for Japanese yen loans.  We have purchased two interest rate caps on a portion of those loans.  One cap limits the base interest rate to 5% on  €1.5 million ($1.9 million at the December 31, 2003 exchange rate) declining to €0.5 million ($0.6 million at the December 31, 2003 exchange rate) in 2004.  The other cap limits the base interest rate to 6.25% on €1.5 million ($1.9 million at the December 31, 2003 exchange rate) and expires in 2005.  The unrealized gains or losses and carrying value of the caps are not material in any period presented.

All of our debt agreements contain certain financial and non-financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, prohibit the payment of cash dividends, and require periodic report submissions to the lending institution or trustee.  We were in compliance with all such covenants as of December 31, 2003.

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

Employee Stock Purchase Plan - We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period.  Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings.  Shares issued under the Purchase Plan were 29,549 during 2001, 37,389 during 2002, and 35,209 during 2003.  Of the 500,000 shares originally reserved for issuance under the Purchase Plan, 276,590 shares remain available for future issuance as of December 31, 2003.

Stock Plan - The 1996 stock plan, as amended, provides for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors.  As of December 31, 2003, Ordinary common stock reserved for issuance under the Stock Plan was 1,373,000 shares.

The following table sets forth information regarding both the Purchase Plan and the Stock Plan:

	2001		2002		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	632,398	$19.09	628,262	$19.07	1,112,447	$19.07
Granted	31,813	15.30	561,174	18.80	250,909	21.16
Exercised	(29,549)	15.38	(59,789)	16.63	(93,109)	17.26
Canceled, forfeited or expired	(6,400)	19.00	(17,200)	19.01	(115,500)	19.06
Outstanding at end of year	628,262	19.07	1,112,447	19.07	1,154,747	19.63

Exercisable at end of year	502,300	$19.17	507,400	$19.21	525,100	$19.19

The following table sets forth information regarding outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$14.23	14,347	.6 years	$14.23	—	$—
$14.73 - $20.75	896,900	6.0 years	18.94	487,100	18.99
$21.13 - $22.67	243,500	9.1 years	22.51	38,000	21.66
	1,154,747	6.6 years	19.63	525,100	19.19

(13) Commitments and Contingent Liabilities

Lease Commitments - We lease various facilities and equipment under non-cancelable operating lease arrangements.  These leases expire at various times through 2016 with various renewal options.  Rent expense was $4.0 million for the year ended December 31, 2001, $4.2 million for the year ended December 31, 2002, and $4.8 million for the year ended December 31, 2003.

In March 1999, we acquired the building that includes the Steinway Hall retail store on West 57th Street in New York City for approximately $30.8 million.  We entered into a ninety-nine year land lease as part of the transaction.  Annual rent payable under the land lease is $2.2 million in the first ten years, $2.8 million for the subsequent ten-year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined.  We also entered into a ten-year master lease whereby all of our interest in the land and building was leased back to the owner of the land.  Rental expense and rental income associated with these leases was included, along with other real estate costs, in Other Income, Net (see Note 9).

Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, and future rental income under the master lease for the years ending December 31 are as follows:

	Lease Payments	Rental Income
2004	$4,885	$4,653
2005	4,499	4,653
2006	3,940	4,653
2007	3,523	4,653
2008	1,636	4,653
Thereafter	6,765	—
Total	$25,248	$23,265

Employment Agreements - We maintain employment agreements with certain employees.  Most of these agreements have one-year terms and contain automatic renewal provisions.  Our obligation under these agreements at current compensation levels is approximately $1.4 million per year.

Additionally, we maintain employment agreements that expire in 2006 with both our Chairman and Chief Executive Officer.  These individuals collectively hold 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.  Our total obligation under these agreements is approximately $1.9 million.

Notes Receivable Sold with Recourse - Prior to August 2002, we sold notes receivable on a recourse basis to a financing company.  The financing company had the option of purchasing up to $18.0 million of our notes receivable.  We received proceeds from the sale of such notes of $2.6 million during the year ended December 31, 2002.  We have retained these notes receivable since August 2002.

Legal and Environmental Matters - We are involved in certain legal proceedings regarding environmental matters, which are described below.  Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business.  While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, results of operations or prospects.

We operated manufacturing facilities at certain locations where hazardous substances (including chlorinated solvents) were used.  We believe that an entity that formerly operated one such facility may have released hazardous substances at such location, which we leased through July 2001.  We did not contribute to the release.  Further, we have a contractual indemnity from certain stockholders of this entity.  This facility is not the subject of a legal proceeding that involves us, nor, to our knowledge, is the facility subject to investigation.  However, no assurance can be given that legal proceedings will not arise in the future and that such indemnitors would make the payments described in the indemnity.

We operate other manufacturing facilities that were previously owned by Philips Electronics North America Corporation (“Philips”).  Philips agreed to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on

December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  For the fourth site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has a present net cost of approximately $14.5 million.  The EPA has named over 40 persons or entities as potentially responsible parties at this site, which includes certain facilities that we acquired in 2000.  This matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement for those facilities that were acquired from Philips.  Our potential liability at any of these sites is affected by several factors including, but not limited to, the method of remediation, our portion of the materials in the site relative to the other named parties, the number of parties participating, and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

We are also continuing an existing environmental remediation program at a facility acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $1.2 million.  We have accrued approximately $0.8 million for the estimated remaining cost of this remediation program, which represents the present value of the total estimated cost using a discount rate of 5.0%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2004	$217
2005	81
2006	81
2007	81
2008	56
Thereafter	673
Total	$1,189

(14)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries.  Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions.  These contributions totaled $1.1 million in 2001, $1.0 million in 2002, and $1.0 million in 2003. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in this Note.  Our plan assets are invested primarily in common stocks and fixed income securities.  We make contributions generally at least equal to the minimum amounts required by federal laws and regulations.  Foreign plans are funded in accordance with the requirements of the regulatory bodies governing each plan.

Effective December 31, 2002, we amended the Selmer Salaried Pension Plan (the “Selmer Plan”) to eliminate further years of service credit.  All distributions upon termination of employment will continue in the normal course under the Selmer Plan.  Due to the amendment, no new participants have been added to the Selmer Plan after December 31, 2002.  The amendment resulted in a curtailment loss of less than $0.1 million.

Effective December 31, 2003, we amended the Steinway Salaried Pension Plan (the “Steinway Plan”) to eliminate future years of service credit under the Steinway Plan.  All distributions upon termination of employment will continue in the normal course under the Steinway Plan.   Since the Steinway Plan is based on years of service and is not impacted by salary increases, no curtailment gain or loss resulted from the amendment.

In December 2003, we combined all of our domestic pension plans into one plan, “The Steinway Musical Pension Plan,” to facilitate plan monitoring and plan investment management.  We intend to establish a master trust for this combined plan in 2004. We will continue to evaluate this plan’s funded status and make any required minimum contributions annually.

The following table sets forth the funded status and amounts recognized for our defined benefit pension plans as of December 31, 2002 and 2003:

	Domestic Plans		Foreign Plans
	2002	2003	2002	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$34,189	$38,858	$16,252	$19,240
Service cost	1,354	804	574	629
Interest cost	2,508	2,564	1,054	1,100
Plan participants’ contributions	24	15	—	—
Amendments	(1,392)	1,841	9	—
Actuarial (gain) loss	3,977	(715)	(453)	512
Actuarial adjustment	—	—	—	5
Foreign currency exchange rate changes	—	—	2,623	3,550
Other	—	2,384	—	—
Benefits paid	(1,802)	(1,764)	(819)	(1,010)
Benefit obligation, end of year	38,858	43,987	19,240	24,026

Change in plan assets:
Fair value of plan assets, beginning of year	29,987	27,379	3,013	3,313
Return on plan assets	(3,406)	6,507	(72)	75
Employer contribution	2,576	8,293	819	982
Employee contributions	24	15	54	55
Foreign currency exchange rate changes	—	—	318	373
Other	—	2,146	—	—
Benefits paid	(1,802)	(1,987)	(819)	(1,010)
Fair value of plan assets, end of year	27,379	42,353	3,313	3,788

Funded status	(11,479)	(1,634)	(15,927)	(20,238)

Unrecognized net actuarial loss	11,596	6,596	888	1,605
Unrecognized prior service cost	2,526	3,782	—	—
Net amount recognized	$2,643	$8,744	$(15,039)	$(18,633)

Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(11,479)	$(1,634)	$(15,039)	$(18,890)
Intangible asset	2,526	3,782	—	—
Additional minimum pension liability	11,596	6,596	—	257
Net amount recognized	$2,643	$8,744	$(15,039)	$(18,633)

The weighted-average assumptions used to determine our benefit obligations at December 31 are as follows:

	Domestic Plans			Foreign Plans
	2001	2002	2003	2001	2002	2003

Discount rate	7.50%	6.75%	6.50%	5.75, 6.5%	5.5, 5.7%	5.5, 5.6%
Rate of compensation increase	4.0	4.0	n/a	2.5, 4.5	2.5, 4.0	2.5, 4.4

The weighted-average assumptions used to determine our net periodic benefit cost for the years ended December 31 are as follows:

	Domestic Plans			Foreign Plans
	2001	2002	2003	2001	2002	2003

Discount rate	7.50%	7.50%	6.75%	5.75, 6.5%	5.5, 5.7%	5.5, 5.6%
Expected return on assets	9.0	9.0	9.0	6.75	6.75	6.75
Rate of compensation increase	4.0	4.0	n/a	2.5, 4.5	2.5, 4.0	2.5, 4.4

The components of net pension expense for the years ended December 31 are as follows:

	2001	2002	2003
Domestic Plans:
Service cost	$1,284	$1,354	$804
Interest cost	2,342	2,508	2,564
Expected return on plan assets	(2,897)	(3,170)	(2,539)
Amortization of prior service cost	407	410	585
Recognized actuarial (gain) loss	(142)	5	540
Other	—	—	237
Curtailment loss	—	10	—
Net pension expense	$994	$1,117	$2,191

Foreign Plans:
Service cost	$534	$574	$629
Interest cost	930	1,054	1,100
Actuarial adjustment	—	—	5
Expected return on plan assets	(177)	(145)	(194)
Net pension expense	$1,287	$1,483	$1,540

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2002	2003
Projected benefit obligation	$58,098	$68,013
Accumulated benefit obligation	55,945	65,863
Fair value of plan assets	30,692	46,141

The accumulated benefit obligation for our domestic pension plans was $38.9 million in 2002 and $44.0 million in 2003.

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The health care plan is contributory, with retiree contributions adjusted every three years as part of a union contract. The plans are unfunded and we pay part of the health care premium and the full amount of the life insurance cost.

The following table sets forth the funded status of our postretirement benefit plans and accrued postretirement benefit cost reflected in our consolidated balance sheets as of December 31:

	2002	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$1,770	$2,014
Service cost	60	70
Interest cost	129	139
Plan participants’ contributions	45	49
Actuarial loss	124	145
Benefits paid	(114)	(150)
Benefit obligation, end of year	2,014	2,267

Fair value of plan assets	—	—

Funded status	(2,014)	(2,267)
Unrecognized net actuarial loss	335	463
Unrecognized prior service cost	503	457
Accrued postretirement benefit cost	$(1,176)	$(1,347)

The assumed weighted-average discount rate used to determine benefit obligations as of December 31 was 7.50% in 2001, 6.75% in 2002, and 6.50% in 2003.  The assumed weighted-average discount rate used to determine our net postretirement benefit cost as of December 31 was 7.75% in 2001, 7.50% in 2002, and 6.75% in 2003.  The annual assumed rate of increase in the per capita cost of covered health care benefits is 7.0% in 2003 and is assumed to decrease gradually to 5.50% in 2006, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

	Years Ended December 31,
	2001	2002	2003
Service cost	$57	$60	$70
Interest cost	124	129	139
Net loss recognition	1	—	—
Amortization of transition obligation	45	48	62
Net postretirement benefit cost	$227	$237	$271

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$16	$(14)
Effect on the postretirement benefit obligation	134	(113)

The weighted-average asset allocations of our invested assets held in our domestic defined benefit plans at December 31 were as follows:

	2002	2003
Asset category:
Debt securities	41%	38%
Equity securities	52%	48%
Other	7%	14%
Total	100%	100%

Our investment strategy includes the following range of target asset allocation percentages:

Asset category:	Minimum	Maximum

Domestic equity securities	25%	65%
International and other equity securities	5%	30%
International fixed income	5%	15%
Domestic fixed income	20%	40%

During 2002, we updated our pension asset investment policy, conducted a review and redistribution of our investment assets in accordance with that policy, and reviewed past portfolio performance and future performance expectations for our pension assets.  We amended one of our plans to eliminate future years of service credit under the plan.  A similar amendment was effected for another plan in 2003.

The objective of our investment policy is to maximize the return on invested assets while maintaining an appropriate level of diversification to minimize risk.  Our policy sets forth specific criteria used in the selection and ongoing evaluation of individual fund managers.

Our investment committee generally meets on a quarterly basis with an outside registered investment advisor to review actual performance against relevant benchmarks, such as the S&P 500 Index.  Consistent with our policy, changes in fund managers are made when a fund falls outside of our predetermined guidelines for an extended period.

The investment committee reviews our benefit obligations no less than annually with the objective of maintaining a fully-funded status for the accumulated benefit obligation and a 90% funded status for the projected benefit obligation.  Whenever possible, our annual contribution is expected to cover the short-term liquidity requirements of the plans, so as to maintain the plans’ assets for long-term investment.  The performance goal set for the plans’ assets is to achieve a long-term rate of return no less than 8.5%.

For the periods ended December 31, 2002 and December 31, 2003 we used an assumed long-term rate of return on plan assets of 9%.  This rate was developed with input from our actuaries and our investment committee and is based on long-term rates of return for the assets held, and return assumptions of entities with comparable investment portfolios.  This rate is consistent with both previous rates we have used and the historical return trends on our plan assets.

In December 2003, we made an additional contribution of $5.0 million to our domestic pension plans.  Based on our funding history, we are not required to make a contribution to our domestic pension plans in 2004.  Nevertheless, we anticipate contributing approximately $ 3.3 million in 2004.

The Steinway Musical Pension Plan expects to pay benefits in each year from 2004 through 2013 as follows:

Amount

2004	$2,135
2005	2,310
2006	2,477
2007	2,704
2008	2,894
Thereafter	17,036
Total	$29,556

We sponsor 401(k) retirement savings plans for eligible employees.  Discretionary employer contributions, as determined annually by the Board of Directors, are made to two of these plans and approximated $0.6 million for 2001, $0.5 million for 2002, and $0.6 million for 2003.  Non-discretionary contributions approximated $0.3 million for the years ended December 31, 2001 and 2002, and $0.5 million for the year ended December 31, 2003.

We established a supplemental executive retirement plan (“SERP”) for a select group of our executives who constitute a “top hat” group as defined by ERISA.  Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a Rabbi Trust.  The SERP assets are included in our financial statements as available-for-sale investments within other long-term assets since the Trust permits our creditors to access our SERP assets in the event of our insolvency (see Notes 6 and 16).  We have no other claims to the assets contained in the Trust.  The contributions approximated $0.3 million in 2001, $0.2 million in 2002, and less than $0.1 million in 2003.

(15)         Foreign Currency Exchange Contracts

Our German divisions, whose functional currency is the Euro, secure options and forwards contracts for Japanese yen and British pounds solely to manage currency fluctuations.  At December 31, 2002, these divisions had forward contracts to sell £2.3 million. These instruments had various maturity dates through March 2004.  At December 31, 2003, these divisions have options and forward contracts to sell  £1.8 million. These instruments have various maturity dates through December 2004.

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

	2002		2003
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Long-term debt	$200,636	$201,087	$196,602	$209,000
Foreign currency contracts	—	(106)	—	(78)

The estimated fair value of existing long-term debt is based on rates currently available to us for debt with similar terms and remaining maturities.

The estimated fair value of foreign currency contracts (used for hedging purposes) has been determined as the difference between the current spot rate and the contract rate, multiplied by the notional amount of the contract, or upon the estimated fair value of purchased option contracts.

The carrying amounts of cash, marketable equity securities, accounts payable, and accounts, notes and leases receivable approximate fair value because of the short maturity of these instruments.

Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity.  On December 31, 2002 and 2003, we had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported in stockholders’ equity.  Included in accumulated other comprehensive loss were unrealized net losses of $0.1 million at December 31, 2002 and unrealized net gains of $0.1 million at December 31, 2003. Gross unrealized gains and losses on these investments were as follows:

	December 31,
	2002	2003

Gross unrealized gains	$87	$216
Gross unrealized losses	(208)	(25)
Net unrealized gain (loss)	$(121)	$191

Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 6 and 14).  The cost and fair value amounts of these securities are as follows:

	December 31,
	2002	2003

Cost	$486	$688
Fair value	360	760

(17)         Segment Information

As discussed in Note 2, we have identified two reportable segments: the piano segment and the band and orchestral instrument segment.  We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis.

The accounting policies of each segment are the same as those described in Note 2.  Intercompany transactions are generally recorded at cost plus a negotiated markup. Income from operations for the reportable segments includes intercompany profit, as well as certain corporate costs allocated to the segments based primarily on revenue.  Amounts reported as “Other & Elim” include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination.

The following tables present information about our operating segments:

	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
2001	U.S.	Germany	Other	Total	U.S.	Other	Total
Revenues from external customers	$105,726	$41,144	$22,096	$168,966	$179,067	$4,579	$183,646	$—	$352,612
Operating profit	10,190	6,124	4,176	20,490	15,339	119	15,458	(1,453)	34,495
Interest income	(38)	(44)	(37)	(119)	(2,187)	—	(2,187)	—	(2,306)
Interest expense	10,767	273	189	11,229	27,654	—	27,654	(19,846)	19,037
Depreciation and amortization	5,872	2,366	205	8,443	4,968	17	4,985	375	13,803
Income tax expense (benefit)	(478)	2,246	1,588	3,356	(4,127)	3	(4,124)	4,960	4,192
Net income (loss)	(1,434)	4,068	2,435	5,069	(8,758)	63	(8,695)	12,364	8,738
Capital expenditures	2,566	651	107	3,324	3,629	1	3,630	187	7,141
Total assets	138,336	54,785	10,499	203,620	395,314	3,214	398,528	(192,611)	409,537

	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
2002	U.S.	Germany	Other	Total	U.S.	Other	Total
Revenues from external customers	$105,842	$38,431	$20,316	$164,589	$163,265	$4,443	$167,708	$—	$332,297
Operating profit	13,392	5,294	2,650	21,336	11,923	65	11,988	(1,925)	31,399
Interest income	(37)	(34)	(17)	(88)	(1,804)	—	(1,804)	—	(1,892)
Interest expense	9,417	179	154	9,750	24,104	—	24,104	(18,683)	15,171
Depreciation and amortization	4,495	1,295	231	6,021	4,483	20	4,503	513	11,037
Income tax expense (benefit)	1,924	2,400	1,009	5,333	(2,568)	77	(2,491)	4,308	7,150
Net income (loss)	3,968	3,882	1,691	9,541	(7,566)	161	(7,405)	12,773	14,909
Capital expenditures	2,095	665	15	2,775	2,825	—	2,825	4	5,604
Total assets	134,418	65,726	13,334	213,478	388,880	3,192	392,072	(181,819)	423,731

	Piano Segment				Band and Orchestral Segment			Other & Elim	Consol Total
2003	U.S.	Germany	Other	Total	U.S.	Other	Total
Revenues from external customers	$107,997	$47,276	$24,487	$179,760	$152,914	$4,546	$157,460	$—	$337,220
Operating profit	12,018	6,784	2,963	21,765	2,794	145	2,939	(1,880)	22,824
Interest income	(26)	(66)	(20)	(112)	(2,063)	—	(2,063)	—	(2,175)
Interest expense	9,594	190	162	9,946	24,485	—	24,485	(20,311)	14,120
Depreciation and amortization	4,424	1,343	231	5,998	4,430	21	4,451	510	10,959
Income tax expense (benefit)	1,038	2,806	1,101	4,945	(5,916)	60	(5,856)	5,609	4,698
Net income (loss)	3,139	4,581	1,901	9,621	(13,163)	87	(13,076)	13,153	9,698
Capital expenditures	1,790	725	229	2,744	2,636	—	2,636	82	5,462
Total assets	139,855	76,307	16,756	232,918	350,101	3,586	353,687	(140,940)	445,665

(18)         Summary of Merger and Guarantees

On May 25, 1995, Selmer acquired Steinway pursuant to an Agreement and Plan of Merger dated as of April 11, 1995.  The total purchase price of approximately $104.0 million, including fees and expenses, was funded by our available cash balances and Selmer’s issuance of $105.0 million of 11% Senior Subordinated Notes (the “Notes”) due 2005.  An additional $5.0 million of Notes were issued in exchange for the existing 10% Subordinated notes outstanding at that time.

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2001

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$292,168	$70,670	$(10,226)	$352,612
Cost of sales	—	216,005	43,724	(10,638)	249,091
Gross profit	—	76,163	26,946	412	103,521

Operating expenses:
Sales and marketing	—	32,186	10,185	(120)	42,251
General and administrative	4,299	13,210	4,660	(260)	21,909
Amortization	315	2,862	1,078	—	4,255
Other operating (income) expense	(3,163)	2,556	838	380	611
Total operating expenses	1,451	50,814	16,761	—	69,026

Income (loss) from operations	(1,451)	25,349	10,185	412	34,495

Other income, net	(229)	(1,184)	(365)	—	(1,778)
Interest income	(9,929)	(20,089)	(81)	27,793	(2,306)
Interest expense	7,947	38,421	462	(27,793)	19,037
Debt extinguishment costs	1,216	5,396	—	—	6,612

Income (loss) before income taxes	(456)	2,805	10,169	412	12,930

Income taxes	(250)	477	3,822	143	4,192

Net income (loss)	$(206)	$2,328	$6,347	$269	$8,738

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2002

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$278,421	$65,065	$(11,189)	$332,297
Cost of sales	—	204,036	42,205	(11,095)	235,146
Gross profit	—	74,385	22,860	(94)	97,151

Operating expenses:
Sales and marketing	—	31,136	10,048	(55)	41,129
General and administrative	4,677	13,373	4,467	—	22,517
Amortization	452	698	4	—	1,154
Other operating (income) expense	(3,204)	3,223	878	55	952
Total operating expenses	1,925	48,430	15,397	—	65,752

Income (loss) from operations	(1,925)	25,955	7,463	(94)	31,399

Other income, net	(65)	(2,381)	(1,493)	—	(3,939)
Interest income	(14,236)	(19,413)	(51)	31,808	(1,892)
Interest expense	13,125	33,521	333	(31,808)	15,171

Income (loss) before income taxes	(749)	14,228	8,674	(94)	22,059

Income taxes	(185)	4,033	3,317	(15)	7,150

Net income (loss)	$(564)	$10,195	$5,357	$(79)	$14,909

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$268,454	$79,436	$(10,670)	$337,220
Cost of sales	—	203,514	51,673	(10,520)	244,667
Gross profit	—	64,940	27,763	(150)	92,553

Operating expenses:
Sales and marketing	—	30,327	11,474	(82)	41,719
General and administrative	4,694	13,259	5,181	—	23,134
Amortization	452	698	4	—	1,154
Other operating (income) expense	(3,266)	2,962	986	82	764
Facility rationalization charges	—	2,958	—		2,958
Total operating expenses	1,880	50,204	17,645	—	69,729

Income (loss) from operations	(1,880)	14,736	10,118	(150)	22,824

Other (income) expense, net	7	(2,614)	(910)	—	(3,517)
Interest income	(14,630)	(20,895)	(86)	33,436	(2,175)
Interest expense	13,125	34,079	352	(33,436)	14,120

Income (loss) before income taxes	(382)	4,166	10,762	(150)	14,396

Income taxes	(134)	865	4,046	(79)	4,698

Net income (loss)	$(248)	$3,301	$6,716	$(71)	9,698

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2002

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$1,871	$6,031	$11,197	$19,099
Accounts, notes and leases receivable, net	—	65,690	11,809	(78)	77,421
Inventories	—	126,535	30,289	(981)	155,843
Prepaid expenses and other current assets	643	3,678	906	—	5,227
Deferred tax assets	—	8,890	5,036	(4,170)	9,756
Total current assets	643	206,664	54,071	5,968	267,346

Property, plant and equipment, net	159	87,980	14,428	—	102,567
Investment in subsidiaries	71,143	255,666	—	(326,809)	—
Trademarks	—	6,280	3,371	—	9,651
Goodwill	—	18,795	10,744	—	29,539
Other intangibles, net	3,749	3,178	9	—	6,936
Other assets	865	6,393	434	—	7,692
TOTAL ASSETS	$76,559	$584,956	$83,057	$(320,841)	$423,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,454	$1,601	$—	$8,055
Accounts payable	98	6,933	2,935	(78)	9,888
Other current liabilities	(14,195)	40,654	13,343	(4,443)	35,359
Total current liabilities	(14,097)	54,041	17,879	(4,521)	53,302

Long-term debt	145,398	35,986	—	11,197	192,581
Intercompany	(109,830)	105,963	3,867	—	—
Deferred tax liabilities	—	16,164	6,545	—	22,709
Other non-current liabilities	252	9,458	14,221	—	23,931
Total liabilities	21,723	221,612	42,512	6,676	292,523

Stockholders’ equity	54,836	363,344	40,545	(327,517)	131,208

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,559	$584,956	$83,057	$(320,841)	$423,731

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$12,255	$8,792	$21,236	$42,283
Accounts, notes and leases receivable, net	—	63,180	13,209	14	76,403
Inventories	—	117,922	35,238	(1,131)	152,029
Prepaid expenses and other current assets	660	2,833	1,040	—	4,533
Deferred tax assets	—	8,157	4,894	(29)	13,022
Total current assets	660	204,347	63,173	20,090	288,270

Property, plant and equipment, net	172	82,131	16,634	—	98,937
Investment in subsidiaries	69,643	237,821	—	(307,464)	—
Trademarks	—	6,280	4,039	—	10,319
Goodwill	—	18,795	12,870	—	31,665
Other intangibles, net	3,297	2,478	7	—	5,782
Other assets	1,478	8,591	623	—	10,692
TOTAL ASSETS	$75,250	$560,443	$97,346	$(287,374)	$445,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,559	$4,079	$—	$10,638
Accounts payable	123	7,881	3,550	—	11,554
Other current liabilities	(14,261)	39,572	14,103	(302)	39,112
Total current liabilities	(14,138)	54,012	21,732	(302)	61,304

Long-term debt	145,369	19,359	—	21,236	185,964
Intercompany	(112,543)	116,840	(4,311)	14	—
Deferred tax liabilities	—	16,384	9,181	—	25,565
Other non-current liabilities	515	1,720	17,962	—	20,197
Total liabilities	19,203	208,315	44,564	20,948	293,030

Stockholders’ equity	56,047	352,128	52,782	(308,322)	152,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,250	$560,443	$97,346	$(287,374)	$445,665

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(206)	$2,328	$6,347	$269	$8,738
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	373	10,842	2,588	—	13,803
Early extinguishment of debt	1,216	5,396	—	—	6,612
Deferred tax expense (benefit)	—	328	(1,682)	(1,618)	(2,972)
Other	4	216	211	—	431
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	10,077	(335)	122	9,864
Inventories	—	2,562	(1,693)	(412)	457
Prepaid expenses and other current assets	(298)	(1,214)	(370)	(651)	(2,533)
Accounts payable	(58)	(3,217)	(43)	(122)	(3,440)
Other current liabilities	502	(8,608)	3,614	2,409	(2,083)
Cash flows from operating activities	1,533	18,710	8,637	(3)	28,877

Cash flows from investing activities:
Capital expenditures	(187)	(6,195)	(759)	—	(7,141)
Proceeds from disposals of fixed assets	—	243	—	—	243
Changes in other assets	(5)	(1,088)	—	3	(1,090)
Capital contribution to subsidiary	—	(419)	419	—	—
Cash flows from investing activities	(192)	(7,459)	(340)	3	(7,988)

Cash flows from financing activities:
Borrowings under lines of credit	—	303,430	5,731	—	309,161
Repayments under lines of credit	(165)	(346,996)	(8,245)	644	(354,762)
Proceeds from issuance of long-term debt	150,000	—	—	—	150,000
Repayment of long-term debt	—	(118,497)	(350)	—	(118,847)
Debt issuance costs	(4,516)	—	—	—	(4,516)
Proceeds from issuance of stock	454	—	—	—	454
Purchase of treasury stock	(1,901)	—	—	—	(1,901)
Intercompany dividends	—	3,801	(3,801)	—	—
Intercompany transactions	(145,213)	146,102	(889)	—	—
Cash flows from financing activities	(1,341)	(12,160)	(7,554)	644	(20,411)

Effect of exchange rate changes on cash	—	—	78	—	78

Increase (decrease) in cash	—	909	821	644	556
Cash, beginning of period	—	2,581	2,408	—	4,989

Cash, end of period	$—	$1,672	$3,229	$644	$5,545

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(564)	$10,195	$5,357	$(79)	$14,909
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	513	8,978	1,546	—	11,037
Early extinguishment of debt	—	—	—	—	—
Deferred tax expense (benefit)	—	(687)	(1,778)	1,271	(1,194)
Other	—	161	173	—	334
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	6,484	(350)	(44)	6,090
Inventories	—	2,554	(771)	94	1,877
Prepaid expenses and other current assets	(380)	(226)	(149)	—	(755)
Accounts payable	14	850	937	44	1,845
Other current liabilities	1,524	(2,904)	(429)	(1,286)	(3,095)
Cash flows from operating activities	1,107	25,405	4,536	—	31,048

Cash flows from investing activities:
Capital expenditures	(4)	(4,920)	(680)	—	(5,604)
Proceeds from disposals of fixed assets	—	4	—	—	4
Changes in other assets	(82)	(2,067)	—	—	(2,149)
Capital contribution to subsidiary	—	(705)	705	—	—
Cash flows from investing activities	(86)	(7,688)	25	—	(7,749)

Cash flows from financing activities:
Borrowings under lines of credit	33	121,848	5,723	—	127,604
Repayments under lines of credit	—	(132,434)	(5,428)	10,553	(127,309)
Proceeds from issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt	—	(6,352)	—	—	(6,352)
Repurchase of long-term debt	(4,655)	—	—	—	(4,655)
Debt issuance costs	—	—	—	—	—
Proceeds from issuance of stock	994	—	—	—	994
Intercompany dividends	—	787	(787)	—	—
Intercompany transactions	2,607	(2,072)	(535)	—	—
Cash flows from financing activities	(1,021)	(18,223)	(1,027)	10,553	(9,718)

Effect of exchange rate changes on cash	—	—	(27)	—	(27)

Increase (decrease) in cash	—	(506)	3,507	10,553	13,554
Cash, beginning of period	—	1,672	3,229	644	5,545

Cash, end of period	$—	$1,166	$6,736	$11,197	$19,099

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(248)	$3,301	$6,716	$(71)	$9,698
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	510	8,854	1,595	—	10,959
Facility rationalization charges	—	4,158	—	—	4,158
Deferred tax expense (benefit)	—	(4,935)	1,518	816	(2,601)
Other	11	178	140	—	329
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	2,411	464	(92)	2,783
Inventories	—	6,485	738	150	7,373
Prepaid expenses and other current assets	(630)	767	(11)	—	126
Accounts payable	25	948	35	78	1,086
Other current liabilities	197	(1,187)	(150)	(895)	(2,035)
Cash flows from operating activities	(135)	20,980	11,045	(14)	31,876

Cash flows from investing activities:
Capital expenditures	(82)	(4,426)	(954)	—	(5,462)
Proceeds from disposals of fixed assets	—	10	—	—	10
Changes in other assets	1,504	(6,024)	3,537	—	(983)
Cash flows from investing activities	1,422	(10,440)	2,583	—	(6,435)

Cash flows from financing activities:
Borrowings under lines of credit	—	5,119	5,487	—	10,606
Repayments under lines of credit	(29)	(15,129)	(3,197)	10,039	(8,316)
Repayment of long-term debt	—	(6,512)	—	—	(6,512)
Proceeds from issuance of stock	1,455	—	—	—	1,455
Intercompany dividends	—	6,194	(6,194)	—	—
Intercompany transactions	(2,713)	10,877	(8,178)	14	—
Cash flows from financing activities	(1,287)	549	(12,082)	10,053	(2,767)

Effect of exchange rate changes on cash	—	—	510	—	510

Increase (decrease) in cash	—	11,089	2,056	10,039	23,184
Cash, beginning of period	—	1,166	6,736	11,197	19,099

Cash, end of period	$—	$12,255	$8,792	$21,236	$42,283

(19)         Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations (in thousands except share and per share data) for the years ended December 31, 2002 and 2003.

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$88,059	$78,349	$75,320	$90,569
Gross profit	25,363	24,385	21,301	26,102
Net income	3,683	4,084	2,191	4,951

Basic income per share	$0.42	$0.46	$0.25	$0.56
Diluted income per share	0.42	0.46	0.25	0.56

Weighted average shares:
Basic	8,847,372	8,860,834	8,894,580	8,906,238
Diluted	8,853,917	8,915,071	8,894,620	8,906,238

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$82,509	$78,035	$82,546	$94,130
Gross profit	20,832	22,713	22,891	26,117
Net income	683	2,160	1,838	5,017

Basic income per share	$0.08	$0.24	$0.21	$0.56
Diluted income per share	$0.08	$0.24	$0.21	$0.55

Weighted average shares:
Basic	8,906,238	8,906,238	8,930,613	8,955,178
Diluted	8,906,418	8,906,238	8,931,709	9,039,770

(20)         Subsequent Events

On February 4, 2004 we repurchased 1,271,450 shares of our Ordinary common stock from AIG Retirement Services, Inc. (formerly AIG SunAmerica), our largest institutional shareholder.  In exchange, we tendered $29.0 million in principal amount of our 8.75% Senior Notes due 2011, which were issued under our existing indenture.  We issued our bonds at a premium of 106.3%.  This transaction resulted in an increase to our treasury stock of $31.6 million.

In the event that this transaction had been completed prior to December 31, 2003, pro forma earnings per share would have been $1.27 for the year ended December 31, 2003.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Foreign Currency Translation Adjustments	Deductions		Balance at End of Year

Reserves deducted from assets to which they apply:

Allowance for doubtful accounts:
Year ended December 31, 2001	$11,377	$362	$(38)	$(792	)(1)	$10,909
Year ended December 31, 2002	10,909	242	91	147	(1)	11,389
Year ended December 31, 2003	11,389	218	65	(1,728	)(1)	9,944

Inventory obsolescence:
Year ended December 31, 2001	$3,954	$1,086	$(25)	$(276)		$4,739
Year ended December 31, 2002	4,739	1,644	95	(987)		5,491
Year ended December 31, 2003	5,491	731	126	(633)		5,715

Reserves included in other current liabilities:

Accrued warranty expense:
Year ended December 31, 2001	$2,355	$932	$(44)	$(1,022)		$2,221
Year ended December 31, 2002	2,221	950	152	(966)		2,357
Year ended December 31, 2003	2,357	1,361	198	(1,314)		2,602

Accrued environmental expense:
Year ended December 31, 2001	$500	$90	$—	$(90)		$500
Year ended December 31, 2002	500	380	—	(270)		610
Year ended December 31, 2003	610	267	—	(87)		790

Reserves for notes sold with recourse:
Year ended December 31, 2001	$1,103	$—		$(254)		$849
Year ended December 31, 2002	849	—		(849	)(1)	—
Year ended December 31, 2003	—					—

Note:      (1)           Represents accounts written off, net of recoveries, and reclassifications to and from other accounts

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A                CONTROLS AND PROCEDURES

Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

ITEM 10                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11                EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

ITEM 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as a part of this report:

(1)	Financial Statements

Independent Auditors’ Report
Consolidated Statements of Income
Years Ended December 31, 2001, 2002, and 2003
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Cash Flows for the
Years Ended December 31, 2001, 2002, and 2003
Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2001, 2002, and 2003
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

(3)           Exhibits:   The Exhibits listed below are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description
2.1

Stock Purchase Agreement dated as of July 20, 2000, by and among Steinway Musical Instruments, Inc. and BIM Holding AG with respect to all the capital stock of United Musical Instruments Holdings, Inc.  (8)

3.1	Restated Certificate of Incorporation of Registrant (6)
3.2	Bylaws of Registrant (4)
3.3	Amendment No. 1 to Bylaws of Registrant (4)
4.1

Second Amended and Restated Credit Agreement, dated as of September 14, 2000, among The Selmer Company, Inc., Steinway, Inc., and United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent  (9)

4.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of March 2, 2001, to the Existing Credit Agreement, by and among The Selmer Company, Inc., Steinway, Inc., United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (13)

4.3

Second Amendment to the Second Amended and Restated Credit Agreement dated as of April 19, 2001 among The Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers: certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (10)

4.4

Third Amendment to the Second Amended and Restated Credit Agreement dated as of August 31, 2001 among The Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (11)

4.5

Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of July 17, 2002 by and among The Selmer Company, Inc., Steinway, Inc., United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the lenders from time to time party to the Agreement; and GMAC Commercial Credit, LLC, as Administrative Agent (14)

4.6

Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of January 14, 2003 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. with and into Conn-Selmer, Inc., Steinway, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the lenders, from time to time party to the Agreement; and GMAC Commercial Credit LLC, as Administrative Agent (14)

4.7

Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of January 31, 2004 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. and United Musical Instruments Holdings, Inc. with and into Conn-Selmer, Inc., Steinway,

Inc., as borrowers; those signatories identified as guarantors, the lenders, and GMAC Commercial Credit LLC, as administrative agent.
4.8	Registration Rights Agreement, dated as of August 9, 1993, among Selmer Industries, Inc. and the purchasers of certain equity securities (1)
4.9	Indenture, dated as of April 19, 2001, among Steinway Musical Instruments, Inc., the subsidiary guarantors named therein and UBS Warburg, LLC, as the initial purchaser (12)
4.10

Exchange Registration Rights agreement, dated as of May 25, 1995, by and among The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and Donaldson, Lufkin  & Jenrette Corporation  (2)

10.1	Employment Agreement, dated May 8, 1989, between Steinway Musical Properties, Inc. and Thomas Kurrer (3)
10.2	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Bruce Stevens (3)
10.3	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (6)
10.4	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Dennis Hanson (3)
10.5	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (6)
10.6	Employment Agreement, dated as of January 4, 1999, between the Registrant and Dana Messina (7)
10.7	Employment Agreement, dated as of January 4, 1999, between the Registrant and Kyle Kirkland (7)
10.8	Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips Electronics North American Corporation (1)
10.9	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
10.10	Amended and Restated 1996 Stock Plan of the Registrant (14)
10.11	Form of Non-compete Agreement dated July 1996 between Steinway Musical Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (5)
10.12	Employment Agreement dated November 11, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr. (14)
10.13	Working Agreement between Conn-Selmer, Inc. and United Automobile, Aerospace and Agriculture Implement Workers of America, Local No. 612 (15)
10.14	Working Agreement between Vincent Bach Division of Conn-Selmer, Inc. and United Automobile, Aerospace and Agricultural Implement Workers of America Local No. 634 (15)
10.15	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359 (15)
10.16	Agreement between Steinway, Inc. d/b/a Steinway & Sons and Local 102 F.W. AFL-CIO
21.1	List of Subsidiaries of the Registrant
23.1	Independent Auditors’ Consent - Deloitte & Touche LLP
23.2	Preferability Letter – Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)   Previously filed with the Commission on August 14, 2001 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(11)   Previously filed with the Commission on November 13, 2001 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(12)   Previously filed with the Commission on June 12, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(13)   Previously filed with the Commission on March 28, 2001 as an Exhibit to the Registrant’s Annual Report on Form 10-K.

(14)   Previously filed with the Commission on March 18, 2003 as an Exhibit to the Registrant’s Annual Report on Form 10-K.

(15)   Previously filed with the Commission on August 12, 2003 as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(b)           Reports on Form 8-K

On October 3, 2003 the Company filed a Current Report on Form 8-K that included a press release issued on October 3, 2003 announcing the decision to close its woodwind manufacturing facility in Elkhart, Indiana and to transfer production to other company-owned facilities.

On October 8, 2003 the Company filed a Current Report on Form 8-K announcing that Standard and Poor’s Ratings Services had lowered its corporate credit rating from ‘BB’ to ‘BB-’ and its seniored unsecured rating from ‘BB-’ to ‘B+’.  The ratings were removed from CreditWatch, where they were placed on April 1, 2003.  The Outlook reported by Standard and Poor’s was stable.

On October 28, 2003 the Company filed a Current Report on Form 8-K that included a press release issued on October 28, 2003 announcing its earnings for the quarter and nine months ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEINWAY MUSICAL INSTRUMENTS, INC.

March 12, 2004	By:	/s/ Dana D. Messina
(Date)		Dana D. Messina

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Dana D. Messina	Director and Chief Executive Officer	March 12, 2004
Dana D. Messina	(Principal Executive Officer)

/s/ Dennis M. Hanson	Chief Financial Officer	March 12, 2004
Dennis M. Hanson	(Principal Financial and Accounting Officer)

/s/ Kyle R. Kirkland	Chairman of the Board	March 12, 2004
Kyle R. Kirkland

/s/ John M. Stoner, Jr.	Director	March 12, 2004
John M. Stoner, Jr.

/s/ Bruce A. Stevens	Director	March 12, 2004
Bruce A. Stevens

/s/ Peter McMillan	Director	March 12, 2004
Peter McMillan

/s/ A. Clinton Allen	Director	March 12, 2004
A. Clinton Allen

/s/ Rudolph K. Kluiber	Director	March 12, 2004
Rudolph K. Kluiber