Form 10-Q
period 2004-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2004-05-06
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 305 Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Number of shares of Common Stock issued and outstanding as of April 28, 2004:	Class A	477,952
	Ordinary	7,479,577
	Total	7,957,529

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1                   CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended
	March 31, 2004	March 29, 2003

Net sales	$90,061	$82,509
Cost of sales	64,336	61,677

Gross Profit	25,725	20,832

Operating expenses:
Sales and marketing	11,294	11,013
General and administrative	6,014	5,954
Amortization of intangibles	291	289
Other operating expenses	28	172
Total operating expenses	17,627	17,428

Income from operations	8,098	3,404

Other income, net	(612)	(621)
Interest income	(637)	(618)
Interest expense	3,778	3,590

Income before income taxes	5,569	1,053

Income taxes	2,225	370

Net income	$3,344	$683

Earnings per share:
Basic	$0.41	$0.08
Diluted	$0.39	$0.08

Weighted average shares:
Basic	8,210,407	8,906,238
Diluted	8,519,707	8,906,418

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	March 31, 2004	December 31, 2003

ASSETS:
Current assets:
Cash	$45,050	$42,283
Accounts, notes and leases receivable, net of allowance for bad debts of $10,015 and $9,944 in 2004 and 2003, respectively	84,037	76,403
Inventories	155,284	152,029
Prepaid expenses and other current assets	4,436	4,533
Deferred tax assets	12,973	13,022
Total current assets	301,780	288,270

Property, plant and equipment, net of accumulated depreciation of $64,709 and $63,952 in 2004 and 2003, respectively	97,615	98,937
Trademarks	10,230	10,319
Goodwill	31,383	31,665
Other intangibles, net	5,595	5,782
Other assets	11,288	10,692

TOTAL ASSETS	$457,891	$445,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,129	$10,638
Accounts payable	12,055	11,554
Other current liabilities	45,655	39,112
Total current liabilities	68,839	61,304

Long-term debt	215,066	185,964
Deferred tax liabilities	25,251	25,565
Other non-current liabilities	20,081	20,197
Total liabilities	329,237	293,030

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	79,525	74,626
Retained earnings	100,064	96,720
Accumulated other comprehensive loss, net	(3,509)	(2,868)
Treasury stock, at cost	(47,436)	(15,853)
Total stockholders’ equity	128,654	152,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,891	$445,665

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three Months Ended
	March 31, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$3,344	$683
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,703	2,818
Amortization of bond premium	(42)	—
Deferred tax benefit	(127)	(123)
Debt issuance costs	(105)	—
Other	31	63
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(7,706)	(7,824)
Inventories	(3,955)	417
Prepaid expenses and other current assets	430	213
Accounts payable	517	(2,937)
Other current liabilities	6,819	4,457
Other assets	(924)	246
Cash flows from operating activities	985	(1,987)

Cash flows from investing activities:
Capital expenditures	(904)	(747)
Proceeds from disposals of fixed assets	76	—
Cash flows from investing activities	(828)	(747)

Cash flows from financing activities:
Borrowings under lines of credit	8,230	4,157
Repayments under lines of credit	(7,896)	(3,794)
Repayments of long-term debt	(1,640)	(1,619)
Proceeds from issuance of common stock	4,257	—
Cash flows from financing activities	2,951	(1,256)

Effect of foreign exchange rate changes on cash	(341)	25

Increase (decrease) in cash	2,767	(3,965)
Cash, beginning of period	42,283	19,099

Cash, end of period	$45,050	$15,134

Supplemental Cash Flow Information
Interest paid	$316	$391
Taxes paid	$2,760	$2,285

Non-cash transaction:
Purchase of common stock by issuance of bonds	$31,583	$—

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2003	$10	$74,626	$96,720	$(2,868)	$(15,853)	$152,635
Comprehensive income:
Net income			3,344			3,344
Foreign currency translation adjustment				(493)		(493)
Additional minimum pension liability, net				(148)		(148)
Total comprehensive income						2,703
Exercise of 231,035 options for shares of common stock		4,257				4,257
Tax benefit of options exercised		642				642
Purchase of 1,271,450 shares of common stock					(31,583)	(31,583)
Balance, March 31, 2004	$10	$79,525	$100,064	$(3,509)	$(47,436)	$128,654

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2004

Unaudited

(Tabular Amounts In Thousands Except Share and Per Share Data)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2004 and March 29, 2003 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly-owned, including The Steinway Piano Company, Inc. (“Steinway”) and Conn-Selmer, Inc. (“Conn-Selmer”).  Significant intercompany balances have been eliminated in consolidation.

Stock-based Compensation - We have an employee stock purchase plan (“Purchase Plan”) and a stock option plan (“Stock Plan”).  As permitted under accounting principles generally accepted in the United States of America, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value method to measure stock-based employee compensation:

	Three Months Ended
	March 31, 2004	March 29, 2003

Net income, as reported	$3,344	$683
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(254)	(220)

Pro forma net income	$3,090	$463
Earnings per share:
Basic - as reported	$0.41	$0.08
Basic - pro forma	$0.38	$0.05

Diluted - as reported	$0.39	$0.08
Diluted - pro forma	$0.36	$0.05

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	Three Months Ended
	March 31, 2004	March 29, 2003
Weighted-average interest rates	1.26%	2.59%
Weighted-average expected life of option feature in the Purchase Plan (in years)	0.33	0.33
Weighted-average expected life of option grants (in years)	—	6
Expected volatility of underlying stock	27%	25%

The weighted-average fair value of options on their grant date is as follows:

	Three Months Ended
	March 31, 2004	March 29, 2003

Stock Plan	—	$4.77
Option feature in Purchase Plan	$4.09	$4.78

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

Earnings per Common Share – We compute basic earnings per share using the weighted-average number of common shares outstanding during each period.  Diluted earnings per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended
	March 31, 2004	March 29, 2003
Weighted-average shares:
For basic earnings per share	8,210,407	8,906,238
Dilutive effect of stock options	309,300	180
For diluted earnings per share	8,519,707	8,906,418

All outstanding options were included in the computation of diluted net earnings per common share for the three months ended March 31, 2004.  Options to purchase 1,069,000 shares of common stock at prices ranging from $14.73 to $21.94 per share were outstanding during the three months ended March 29, 2003, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

Comprehensive Income – Comprehensive income is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Gain/(Loss) on Long-term Assets	Tax Impact of Gain/(Loss) on Long-term Assets	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

December 31, 2003	$1,226	$73	$(29)	$(6,853)	$2,715	$(2,868)
Activity	(493)	—	—	(211)	63	(641)
March 31, 2004	$733	$73	$(29)	$(7,064)	$2,778	$(3,509)

New Accounting Pronouncements – In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standard (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  This statement also requires disclosure about the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows.  SFAS No. 132 is effective for fiscal years ending after December 15, 2003. Disclosure of information about foreign plans required by this statement is effective for fiscal years ending after June 15, 2004.  Interim period disclosures for both domestic and foreign plans required by this statement are effective for periods beginning after December 15, 2003, and are included in Note 11.

In January 2004, the FASB issued FASB Statement of Position (“FSP”) Financial Accounting Standard 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This FSP provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act and providing the required disclosures.  The FSP is effective for annual financial statements ending on or after December 7, 2003.  Under our plan, eligible hourly retirees and their dependents are only entitled to postretirement health care benefits until they are eligible for Medicare.  Therefore, the FSP is not applicable to our plan and will not have any impact on its financial position, results of operations, or cash flows.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)   Inventories

	March 31, 2004	December 31, 2003

Raw materials	$22,135	$21,268
Work in process	48,207	50,620
Finished goods	84,942	80,141
Total	$155,284	$152,029

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

The changes in net carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment
Goodwill:
Beginning balance December 31, 2003	$23,110	$8,555
Foreign currency translation impact	(282)	—
Ending Balance March 31, 2004	$22,828	$8,555

Trademarks:
Beginning balance December 31, 2003	$7,648	$2,671
Foreign currency translation impact	(89)	—
Ending Balance March 31, 2004	$7,559	$2,671

We also carry certain intangible assets that are amortized, which consist of the following:

	March 31, 2004	December 31, 2003

Gross deferred financing costs	$9,397	$9,293
Accumulated amortization	(3,875)	(3,596)
Deferred financing costs, net	$5,522	$5,697

Gross covenants not to compete	$250	$250
Accumulated amortization	(177)	(165)
Covenants not to compete, net	$73	$85

The weighted-average amortization period for deferred financing costs is 9.1 years, and the weighted-average amortization period of covenants not to compete is 5.0 years.  Total amortization expense is as follows:

	Three Months Ended
	March 31, 2004	March 29, 2003

Amortization expense	$291	$289

The following table shows the total estimated amortization expense for 2004 and the next five succeeding fiscal years:

Estimated amortization expense:

2004	$1,059
2005	1,002
2006	967
2007	967
2008	822
2009	472

(5)   Other Current Liabilities

	March 31, 2004	December 31, 2003

Accrued payroll and related benefits	$21,187	$16,986
Current portion of pension liability	2,156	2,663
Accrued warranty expense	2,559	2,602
Accrued interest	7,044	2,706
Deferred income	4,094	4,161
Income and other taxes payable	962	1,889
Other accrued expenses	7,653	8,105
Total	$45,655	$39,112

Accrued warranty expense is generally recorded at the time of sale for instruments which have a warranty period ranging from five to ten years.  The accrued expense recorded is based on a percentage of sales and is adjusted periodically following an analysis of actual warranty claim activity.  Accrued warranty expense for instruments that have a warranty period of one year is recorded based on warranty return trends.

The accrued warranty expense activity for the three months ended March 31, 2004 and the year ended December 31, 2003 is as follows:

	March 31, 2004	December 31, 2003

Beginning balance	$2,602	$2,357
Additions	290	1,361
Claims and reversals	(321)	(1,314)
Foreign exchange impact	(12)	198
Ending balance	$2,559	$2,602

(6)  Long-Term Debt

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
Term loans	$45,538	$47,178
8.75% Senior Notes	174,345	145,345
Unamortized bond premium	1,772	—
Open account loans, payable on demand to a foreign bank	4,540	4,079
Total	226,195	196,602
Less current portion	11,129	10,638
Long-term debt	$215,066	$185,964

Scheduled payments of long-term debt are as follows:

	March 31, 2004	December 31, 2003
Remainder of 2004	$9,484	$10,638
2005	7,184	7,179
2006	8,337	8,333
2007	8,380	8,376
2008	16,693	16,731
Thereafter	174,345	145,345
Total	$224,423	$196,602

(7)   Stockholders’ Equity

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.

Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  The Chairman and Chief Executive Officer own 100% of the Class A common shares, representing approximately 86% of the combined voting power of the Class A common stock and Ordinary common stock.

On February 4, 2004 we purchased 1,271,450 shares of our Ordinary common stock from AIG Retirement Services, Inc. (formerly AIG SunAmerica), our largest institutional shareholder.  In exchange, we issued $29.0 million in principal amount of our 8.75% Senior Notes due 2011 under our existing indenture.  We issued these bonds at a premium of 106.3%.  This transaction resulted in an increase to our treasury stock of $31.6 million.

(8)   Facility Rationalization Charges – Band Segment

In 2003, we began a facility rationalization project to eliminate excess manufacturing capacity in our band segment.  As part of this project, we closed our woodwind manufacturing facility in Nogales, Arizona in November 2003.  We also announced that in 2004 we would be closing one of our woodwind manufacturing facilities in Elkhart, Indiana and transferring that plant’s production to other company-owned facilities.  This facility was closed on April 1, 2004.  As a result of this closure, we recorded charges of $1.4 million in severance and related expenses in 2004.  We anticipate incurring an additional $0.1 million in severance expenses in 2004.

The severance liability associated with the band segment’s facility rationalization project is as follows:

Facility rationalization severance liability:

Balance at January 1, 2003	$—
Additions charged to cost of sales	1,683
Payments	(525)
Balance January 1, 2004	1,158
Additions charged to cost of sales	1,412
Payments	(323)
Balance at March 31, 2004	$2,247

(9)   Other Income, Net

	Three Months Ended
	March 31, 2004	March 29, 2003

West 57th building income	$(1,163)	$(1,163)
West 57th building expenses	814	814
Foreign exchange gains, net	(258)	(104)
Miscellaneous	(5)	(168)
Other income, net	$(612)	$(621)

(10)         Commitments and Contingent Liabilities

We are involved in certain legal proceedings regarding environmental matters, which are described below.  Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business.  While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, or results of operations.

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

We operate other manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  Philips agreed to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  For the fourth site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has a present net cost of approximately $14.5 million. The EPA has named over 40 persons or entities as potentially responsible parties at this Elkhart, Indiana site, including four Conn-Selmer predecessor entities.  For two of these entities, which were previously owned by Philips, this matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.  Our potential liability at any of these sites is affected by several factors including, but not limited to, the method of remediation, our portion of the materials in the site relative to the other named parties, the number of parties participating, and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

We are also continuing an existing environmental remediation program at a facility acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $1.1 million.  We have accrued approximately $0.8 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of

5.0%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2004	$176
2005	81
2006	81
2007	81
2008	56
Thereafter	673
Total	$1,148

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

(11)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries.   The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	March 31, 2004	March 29, 2003	March 31, 2004	March 29, 2003
Service cost	$286	$91	$167	$169
Interest cost	1,033	288	322	287
Expected return on plan assets	(1,401)	(286)	(68)	(58)
Amortization of prior service cost	212	66	0	0
Amortization of net loss	88	61	19	10
Net periodic benefit cost	$218	$220	$440	$408

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The components of net periodic pension cost for these benefits are as follows:

	Three Months Ended
	March 31, 2004	March 29, 2003
Service cost	$19	$18
Interest cost	38	35
Amortization of transition obligation	13	11
Amortization of net loss	5	4
Net postretirement benefit cost	$75	$68

We anticipate domestic pension plan contributions of approximately $3.3 million for the current year.  As of March 31, 2004 we have contributed $0.7 million to these plans.

(12)         Segment Information

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

The following tables present information about our operating segments for the three-month period ended March 31, 2004 and March 29, 2003:

	Piano Segment				Band and Orchestral Segment			Other	Consol
Three months ended 2004	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$26,741	$10,388	$8,588	$45,717	$43,181	$1,163	$44,344	$—	$90,061
Income (loss) from operations	2,252	1,556	1,152	4,960	3,789	35	3,824	(686)	8,098

	Piano Segment				Band and Orchestral Segment			Other	Consol
Three months ended 2003	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$20,414	$10,002	$5,519	$35,935	$45,458	$1,116	$46,574	$—	$82,509
Income (loss) from operations	273	1,331	794	2,398	1,529	63	1,592	(586)	3,404

(13)         Summary of Guarantees

During 2001, we completed a $150.0 million 8.75% Senior Note offering.  At the end of 2002, we repurchased $4.7 million of these Senior Notes at 99.25%.  On February 4, 2004, we issued an additional $29.0 million of these Senior Notes at 106.3%.

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

The following condensed consolidating supplementary data illustrates the financial position, results of operations, and cash flows of the Guarantor Subsidiaries and the Non Guarantor Subsidiaries.  Separate complete financial statements of the respective Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.  No single Guarantor Subsidiary has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the guarantee other than its subordination to senior indebtedness.

We record investments in subsidiaries on the cost method for purposes of the supplemental consolidating presentation.  Earnings of subsidiaries are therefore not reflected in the parent company’s investment accounts and earnings.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$72,695	$21,056	$(3,690)	$90,061
Cost of sales	—	54,533	13,392	(3,589)	64,336

Gross profit	—	18,162	7,664	(101)	25,725

Operating expenses:
Sales and marketing	—	8,212	3,064	18	11,294
General and administrative	1,360	3,119	1,535	—	6,014
Amortization of intangible assets	116	174	1	—	291
Other operating (income) expense	(895)	620	321	(18)	28
Total operating expenses	581	12,125	4,921	—	17,627

Income (loss) from operations	(581)	6,037	2,743	(101)	8,098

Other income, net	—	(357)	(255)	—	(612)
Interest income	(3,657)	(5,553)	(29)	8,602	(637)
Interest expense	3,634	8,660	86	(8,602)	3,778

Income (loss) before income taxes	(558)	3,287	2,941	(101)	5,569

Income taxes	(217)	1,330	1,153	(41)	2,225

Net income (loss)	$(341)	$1,957	$1,788	$(60)	$3,344

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 29, 2003

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$68,622	$17,063	$(3,176)	$82,509
Cost of sales	—	54,096	10,709	(3,128)	61,677

Gross profit	—	14,526	6,354	(48)	20,832

Operating expenses:
Sales and marketing	—	8,294	2,731	(12)	11,013
General and administrative	1,204	3,542	1,208	—	5,954
Amortization of intangible assets	113	175	1	—	289
Other operating (income) expense	(800)	734	226	12	172
Total operating expenses	517	12,745	4,166	—	17,428

Income (loss) from operations	(517)	1,781	2,188	(48)	3,404

Other (income) loss, net	—	(535)	(86)	—	(621)
Interest income	(3,657)	(5,205)	(28)	8,272	(618)
Interest expense	3,281	8,505	76	(8,272)	3,590

Income (loss) before income taxes	(141)	(984)	2,226	(48)	1,053

Income taxes	(49)	(451)	894	(24)	370

Net income (loss)	$(92)	$(533)	$1,332	$(24)	$683

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$12,258	$5,012	$27,780	$45,050
Accounts, notes and leases receivable, net	—	70,369	13,668	—	84,037
Inventories	—	120,319	36,197	(1,232)	155,284
Prepaid expenses and other current assets	565	2,752	1,119	—	4,436
Deferred tax assets	—	8,162	4,840	(29)	12,973
Total current assets	565	213,860	60,836	26,519	301,780

Property, plant and equipment, net	176	81,092	16,347	—	97,615
Investment in subsidiaries	69,643	241,488	—	(311,131)	—
Trademarks	—	6,280	3,950	—	10,230
Goodwill	—	18,795	12,588	—	31,383
Other intangibles, net	3,286	2,304	5	—	5,595
Other assets	1,424	9,247	617	—	11,288
TOTAL ASSETS	$75,094	$573,066	$94,343	$(284,612)	$457,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,589	$4,540	$—	$11,129
Accounts payable	369	8,706	2,980	—	12,055
Other current liabilities	(11,608)	43,555	14,051	(343)	45,655
Total current liabilities	(11,239)	58,850	21,571	(343)	68,839

Long-term debt	176,173	11,113	—	27,780	215,066
Intercompany	(119,676)	123,808	(4,132)	—	—
Deferred tax liabilities	—	16,324	8,927	—	25,251
Other non-current liabilities	811	1,552	17,718	—	20,081
Total liabilities	46,069	211,647	44,084	27,437	329,237

Stockholders’ equity	29,025	361,419	50,259	(312,049)	128,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,094	$573,066	$94,343	$(284,612)	$457,891

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2003

Unaudited

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(341)	$1,957	$1,788	$(60)	$3,344
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	131	2,147	425	—	2,703
Amortization of bond premium	(42)	—	—	—	(42)
Deferred tax benefit	—	(65)	(62)	—	(127)
Debt issuance costs	(105)	—	—	—	(105)
Other	—	(76)	107	—	31
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(7,175)	(531)	—	(7,706)
Inventories	—	(2,704)	(1,352)	101	(3,955)
Prepaid expenses and other current assets	149	352	(71)	—	430
Accounts payable	246	825	(554)	—	517
Other current liabilities	2,822	3,815	223	(41)	6,819
Other assets	3	(927)	—	—	(924)
Cash flows from operating activities	2,863	(1,851)	(27)	—	985

Cash flows from investing activities:
Capital expenditures	(19)	(627)	(258)	—	(904)
Proceeds from disposal of fixed assets	—	76	—	—	76
Cash flows from investing activities	(19)	(551)	(258)	—	(828)

Cash flows from financing activities:
Borrowings under lines of credit	32	—	1,654	6,544	8,230
Repayments under lines of credit	—	(6,576)	(1,320)	—	(7,896)
Repayments of long-term debt	—	(1,640)	—	—	(1,640)
Proceeds from issuance of stock	4,257	—	—	—	4,257
Intercompany transactions	(7,133)	10,621	(3,488)	—	—
Cash flows from financing activities	(2,844)	2,405	(3,154)	6,544	2,951

Effect of exchange rate changes on cash	—	—	(341)	—	(341)

Increase (decrease) in cash	—	3	(3,780)	6,544	2,767
Cash, beginning of period	—	12,255	8,792	21,236	42,283

Cash, end of period	$—	$12,258	$5,012	$27,780	$45,050

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 29, 2003

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(92)	$(533)	$1,332	$(24)	$683
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	127	2,308	383	—	2,818
Deferred tax benefit	—	(66)	(57)	—	(123)
Other	—	20	43	—	63
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(7,313)	(414)	(97)	(7,824)
Inventories	—	1,863	(1,494)	48	417
Prepaid expenses and other current assets	(43)	407	(151)	—	213
Accounts payable	73	(2,720)	(368)	78	(2,937)
Other current liabilities	1,610	1,444	1,427	(24)	4,457
Other assets	6	240	—	—	246
Cash flows from operating activities	1,681	(4,350)	701	(19)	(1,987)

Cash flows from investing activities:
Capital expenditures	(2)	(486)	(259)	—	(747)
Cash flows from investing activities	(2)	(486)	(259)	—	(747)

Cash flows from financing activities:
Borrowings under lines of credit	—	3,517	640	—	4,157
Repayments under lines of credit	(2)	(3,162)	(277)	(353)	(3,794)
Repayment of long-term debt	—	(1,619)	—	—	(1,619)
Intercompany transactions	(1,677)	6,489	(4,831)	19	—
Cash flows from financing activities	(1,679)	5,225	(4,468)	(334)	(1,256)

Effect of exchange rate changes on cash	—	—	25	—	25

Increase (decrease) in cash	—	389	(4,001)	(353)	(3,965)
Cash, beginning of period	—	1,166	6,736	11,197	19,099

Cash, end of period	$—	$1,555	$2,735	$10,844	$15,134

ITEM 2                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular Amounts in Thousands Except Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high-quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well-known brand names such as Bach,  Selmer, C.G. Conn, King, and Ludwig.  We sell our products through dealers and distributors worldwide.  Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report.  These risk factors include, but are not limited to, the following:  changes in general economic conditions; geopolitical events; increased competition; work stoppages and slowdowns; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new band instrument product and distribution strategies; ability of suppliers to meet demand; and fluctuations in effective tax rates resulting from shifts in sources of income.  Further information on these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2003, our Final Prospectus filed in August 1996, and Registration Statement No. 333-62790 filed in June 2001, particularly in the sections entitled “Risk Factors.”  We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 29, 2003

	Quarter Ended				Change
	March 31, 2004		March 29, 2003		$	%

Net sales
Band	$44,344		$46,574		(2,230)	(4.8)
Piano	45,717		35,935		9,782	27.2
Total sales	90,061		82,509		7,552	9.2

Cost of sales
Band	34,316		37,582		(3,266)	(8.7)
Piano	30,020		24,095		5,925	24.6
Total cost of sales	64,336		61,677		2,659	4.3

Gross profit
Band	10,028	22.6%	8,992	19.3%	1,036	11.5
Piano	15,697	34.3%	11,840	32.9%	3,857	32.6
Total gross profit	25,725		20,832		4,893	23.5
	28.6%		25.2%

Operating expenses	17,627		17,428		199	1.1

Income from operations	8,098		3,404		4,694	137.9

Other income, net	(612)		(621)		9	(1.4)
Net interest expense	3,141		2,972		169	5.7

Income before income taxes	5,569		1,053		4,516	428.9

Income taxes	2,225	40.0%	370	35.1%	1,855	501.4

Net income	$3,344		$683		2,661	389.6

Overview – The net results for the first quarter are on par with our expectations.  Although our band division performance was constrained by some of our suppliers not being able to fully meet our short-term order demands, we are pleased with the preliminary results of our new product introduction and channel distribution strategies.  In addition, we were able to substantially complete our facility rationalization project, closing one of our woodwind manufacturing facilities on April 1, 2004 and consolidating the production into another facility.

Our piano division was able to significantly improve performance over the year ago quarter.  Domestically, our retail performance improved significantly, aided in part by our two new retail facilities, which were fully operational for the period.  Our domestic wholesale business also showed improvements, and overseas we were able to capitalize on the recent improvements in the Asian economy.

Net Sales – The increase in net sales of $7.6 million resulted from a 21% increase in Steinway grand unit shipments, the majority of which occurred domestically, as well as $2.5 million in benefit attributable to foreign exchange.  An increase in Boston product shipments of 15% also contributed to the sales improvement.  A 10% decrease in unit shipments, resulting primarily from lower order rates from school music dealers, contributed to the band and orchestral instrument sales drop of $2.2 million.  Although preliminary results from our new product strategy are positive, we are still aligning product availability with product demand, and our backorder position on certain imported products also negatively impacted sales.

Gross Profit – Gross profit increased $4.9 million as both the piano and band segments experienced improvements in gross margins.  Piano margins increased from 32.9% to 34.3% due primarily to the increase in domestic retail sales and a favorable product mix sold by our German division, which offset a $0.4 million negative impact of foreign exchange on inventory purchased by our Japanese division.  In 2003, band gross profit was adversely impacted by $1.9 million in payments to employees in accordance with expired labor contracts and $0.9 million from work stoppages at two of our plants.  In 2004, gross profit was negatively impacted by $1.4 million in severance costs associated with the closure of one of our woodwind manufacturing facilities.  The decrease in these atypical charges, coupled with the increase in sales of higher margin imported products, resulted in the band division’s gross margin improvement from 19.3% to 22.6% for the period.

Operating Expenses – The increase in operating expenses of $0.2 million occurred principally as a result of $0.6 million from foreign currency translation.  Excluding this impact, operating expenses decreased slightly.  On a per segment basis, piano sales and marketing expenses increased $0.4 million due to our two new retail stores, but this was offset by savings by the band segment resulting from administrative staff reductions and lower sales and marketing expenses.

Interest Expense and Other Income, Net - Other expenses increased $0.2 million to $2.5 million due to the additional interest expense resulting from our issuance of an additional $29.0 million in 8.75% Senior Notes in February, 2004.

Income Taxes – Our effective tax rate is significantly impacted by our ability to utilize foreign tax credits.  The amount of such credit utilization is based on the ratio of foreign source to total income computed solely on a tax, as opposed to book, reporting basis.  As a result of the strengthening of our domestic piano and band divisions and changes in tax legislation in certain states in which we do business, our effective tax rate has increased from 35.1% to 40.0% in the current period.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2004 and March 29, 2003 are summarized as follows:

	2004	2003	Change
Net income:	$3,344	$683	$2,661
Changes in operating assets and liabilities	(4,819)	(5,428)	(609)
Other adjustments to reconcile net income to cash from operating activities	2,460	2,758	(298)
Cash flows from operating activities	985	(1,987)	2,972

Cash flows from investing activities	(828)	(747)	(81)

Cash flows from financing activities	2,951	(1,256)	4,207

The 2004 increase in cash flows from operating activities of $3.0 million occurred as a result of the $2.7 million increase in net income, as well as the $0.6 million increase in cash provided by the changes in operating assets and liabilities.  We used an additional $4.4 million to replenish inventory and obtain sourced product in the current period.  However, this was offset by increases in accounts payable and accrued expenses resulting from timing of payments to vendors and severance costs.

The decrease in cash flows from investing activities of $0.1 million is primarily due to increased capital expenditures.  The increase in cash flows from financing activities of $4.2 million resulted primarily from proceeds from stock option exercises of $4.3 million.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.   The Credit facility expires on September 14, 2008.  As of March 31, 2004, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances, net of letter of credit deductions of $3.0 million, was approximately $82.0 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €17.3 million ($21.3 million at the March 31, 2004 exchange rate).  A portion of the open account loans can be converted into a maximum of £0.5 million ($0.9 million at the March 31, 2004 exchange rate) for use by our UK branch and ¥600 million ($5.7 million at the March 31, 2004 exchange rate) for use by our Japanese subsidiary.  We had $4.5 million in foreign loans outstanding as of March 31, 2004.

On February 4, 2004 we purchased 1,271,450 shares of our Ordinary common stock directly from our largest institutional shareholder.  In exchange, we issued $29.0 million in principal amount of our 8.75% Senior Notes due 2011 under the existing indenture.  We issued these bonds at a premium of 106.3%.  This transaction resulted in an increase to our treasury stock of $31.6 million.

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

Our long-term financing consists primarily of $174.3 million of 8.75% Senior Notes and $45.5 million of term loans outstanding under the Credit Facility. Our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of March 31, 2004.

We intend to continue our focus on debt repayment, market share expansion, working capital management, and improving our production efficiency.  Our facility rationalization project, which was started in 2003, is substantially complete, as we closed one of our Elkhart, Indiana woodwind manufacturing facilities on April 1, 2004.    We have an additional annual interest requirement of $2.5 million as a result of the $29.0 million bond issuance described above. We do not expect any residual effects from our facility rationalization project or our additional interest obligations to have a material impact on our liquidity.  We are not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs for the next twelve months.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of stock options under our Amended and Restated 1996 Stock Plan.  To date, these shares have not been utilized in any stock option exercises.  These options will have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

Contractual Obligations

The following table provides a summary of our contractual obligations at March 31, 2004.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$224,423	$11,129	$15,950	$22,999	$174,345
Operating leases (2)	276,038	5,135	8,827	7,366	254,710
Purchase obligations (3)	11,875	11,527	234	114	—
Other long-term liabilities (4)	18,529	1,512	3,023	3,023	10,971
Total	$530,865	$29,303	$28,034	$33,502	$440,026

Notes to Contractual Obligations:

(1) The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $259.1 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, imported products, and equipment.

(4) Our other long-term liabilities consist primarily of pension obligations.

New Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  This statement also requires disclosure about the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows.  SFAS No. 132 is effective for fiscal years ending after December 15, 2003.  Disclosure of information about foreign plans required by this statement is effective for fiscal years ending after June 15, 2004.  Interim period disclosures for both domestic and foreign plans required by this statement are effective for periods beginning after December 15, 2003, and are included in Note 11.

In January 2004, the FASB issued FSP Financial Accounting Standard 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This FSP provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act and providing the required disclosures.  The FSP is effective for annual financial statements ending on or after December 7, 2003.  Under our plan, eligible hourly retires and their dependents are only entitled to postretirement health care benefits until they are eligible for Medicare.  Therefore, the FSP is not applicable to our plan and will not have any impact on its financial position, results of operations, or cash flows.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts.  These contracts are used as a hedge against foreign currency transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2003.

Our revolving loans and term loans bear interest at rates that fluctuate with changes in LIBOR.  As such, our interest expense on our revolving loans and term loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

The majority of our long-term debt is at a fixed interest rate.  Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates.  However, the fair value of our fixed interest debt would be sensitive to market rate changes.  Such fair value changes may affect our determination whether to retain, replace, or retire this debt.

ITEM 4   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective.  In designing the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.  During the fiscal quarter covered by this report, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II         OTHER INFORMATION

ITEM 2           CHANGES IN SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

February 1 - February 29, 2004	1,271,450	$24.84	—	$9,146,742

(a)     On February 4, 2004 we purchased 1,271,450 shares of our Ordinary common stock from AIG Retirement Services, Inc. (formerly AIG SunAmerica), our largest institutional shareholder.  This purchase, which was authorized by the Board of Directors, was not made on the open market pursuant to our previously announced stock purchase program. This transaction resulted in an increase to our treasury stock of $31.6 million.

(d)   On November 4, 1997, the Board of Directors authorized open market purchases of up to $25,000,000 of the Company’s Ordinary common stock, either directly or indirectly through a subsidiary, at such prices and in such increments as deemed reasonable and appropriate.

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1   Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of the Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

During the quarter ended March 31, 2004 we filed or furnished the following reports on Form 8-K:

(i)    On February 4, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on the same day announcing that it repurchased 1,271,450 shares of its ordinary common stock in exchange for $29.0 million in principal amount of its 8.75% Senior Notes, which were issued at 106.3%.

(ii)   On February 6, 2004, the Company filed a Current Report on Form 8-K stating that the Company had its credit outlook revised from ‘stable’ to ‘negative’ by Standard and Poor’s Ratings Services.  At the same time, the Company’s corporate credit rating of ‘BB’ and the Company’s senior unsecured debt rating of ‘B+’ were affirmed.

(iii)  On February 10, 2004, the Company filed a Current Report on Form 8-K stating that the Company had its credit outlook revised from ‘stable’ to ‘negative’ by Moody’s Investors Service.  The Ba3 rating for the Company’s $145 million 8.75% Senior Notes due 2011, the senior unsecured issuer rating of ‘B1’ and the senior implied rating of ‘Ba3’ were affirmed.

(iv)  On February 26, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on the same date announcing its earnings for the quarter and year ended December 31, 2003.

(v)   On March 5, 2004, the Company filed a Current Report on Form 8-K detailing disclosures made during a presentation to investors and analysts on March 5, 2004.

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

Date: May 6, 2004