Form 10-Q
period 2004-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2004-08-05
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No☐

Number of shares of Common Stock issued and outstanding as of August 2, 2004:	Class A	477,952
	Ordinary	7,523,595
	Total	8,001,547

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1                                   CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003
Net sales	$83,688	$78,035	$173,749	$160,544
Cost of sales	59,285	55,322	123,621	116,999

Gross Profit	24,403	22,713	50,128	43,545

Operating expenses:
Sales and marketing	10,539	10,944	21,833	21,957
General and administrative	6,399	5,535	12,413	11,489
Amortization of intangibles	255	288	546	577
Other operating expenses (income)	(3)	136	25	308
Total operating expenses	17,190	16,903	34,817	34,331

Income from operations	7,213	5,810	15,311	9,214

Other income, net	(734)	(712)	(1,346)	(1,333)
Interest income	(591)	(503)	(1,228)	(1,121)
Interest expense	4,014	3,510	7,792	7,100

Income before income taxes	4,524	3,515	10,093	4,568

Income taxes	1,810	1,355	4,035	1,725

Net income	$2,714	$2,160	$6,058	$2,843

Earnings per share:
Basic	$0.34	$0.24	$0.75	$0.32
Diluted	$0.33	$0.24	$0.72	$0.32

Weighted average shares:
Basic	7,957,483	8,906,238	8,083,945	8,906,238
Diluted	8,340,726	8,906,238	8,436,605	8,906,252

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30, 2004	December 31, 2003
ASSETS:
Current assets:
Cash	$30,323	$42,283
Accounts, notes and leases receivable, net of allowance for bad debts of $10,044 and $9,944 in 2004 and 2003, respectively	84,653	76,403
Inventories	159,384	152,029
Prepaid expenses and other current assets	4,687	4,533
Deferred tax assets	12,974	13,022
Total current assets	292,021	288,270

Property, plant and equipment, net of accumulated depreciation of $66,223 and $63,952 in 2004 and 2003, respectively	95,912	98,937
Trademarks	10,195	10,319
Goodwill	31,275	31,665
Other intangibles, net	5,340	5,782
Other assets	15,426	10,692

TOTAL ASSETS	$450,169	$445,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,501	$10,638
Accounts payable	12,258	11,554
Other current liabilities	37,540	39,112
Total current liabilities	60,299	61,304

Long-term debt	213,312	185,964
Deferred tax liabilities	25,125	25,565
Other non-current liabilities	20,157	20,197
Total liabilities	318,893	293,030

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	79,952	74,626
Retained earnings	102,778	96,720
Accumulated other comprehensive loss	(4,028)	(2,868)
Treasury stock, at cost	(47,436)	(15,853)
Total stockholders’ equity	131,276	152,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$450,169	$445,665

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended
	June 30, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$6,058	$2,843
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	5,338	5,546
Amortization of bond premium	(105)	—
Deferred tax benefit	(218)	(252)
Debt issuance costs	(105)	—
Other	(28)	179
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(8,463)	(11,393)
Inventories	(9,231)	(3,463)
Prepaid expenses and other assets	(3,935)	1,476
Accounts payable	753	(2,382)
Other liabilities	(781)	657
Cash flows from operating activities	(10,717)	(6,789)

Cash flows from investing activities:
Capital expenditures	(2,052)	(1,675)
Proceeds from disposals of fixed assets	76	—
Cash flows from investing activities	(1,976)	(1,675)

Cash flows from financing activities:
Borrowings under lines of credit	10,349	6,365
Repayments under lines of credit	(10,491)	(6,121)
Repayments of long-term debt	(3,352)	(3,240)
Proceeds from issuance of common stock	4,594	—
Cash flows from financing activities	1,100	(2,996)

Effect of foreign exchange rate changes on cash	(367)	88

Decrease in cash	(11,960)	(11,372)
Cash, beginning of period	42,283	19,099

Cash, end of period	$30,323	$7,727

Supplemental Cash Flow Information
Interest paid	$8,488	$7,344
Taxes paid	$5,695	$4,179

Non-cash transaction:
Purchase of common stock by issuance of bonds	$31,583	$—

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2003	$10	$74,626	$96,720	$(2,868)	$(15,853)	$152,635
Comprehensive income:
Net income			6,058			6,058
Foreign currency translation adjustment				(1,029)		(1,029)
Additional minimum pension liability, net				(146)		(146)
Unrealized loss on certain long-term investments, net				15		15
Total comprehensive income						4,898
Exercise of 231,835 options for shares of common stock		4,594				4,594
Tax benefit of options exercised		732				732
Purchase of 1,271,450 shares of common stock					(31,583)	(31,583)
Balance, June 30, 2004	$10	$79,952	$102,778	$(4,028)	$(47,436)	$131,276

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2004

Unaudited

(Tabular Amounts In Thousands Except Share and Per Share Data)

(1)         Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and six months ended June 30, 2004 and June 28, 2003 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.  The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)         Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly-owned, including The Steinway Piano Company, Inc. (“Steinway”) and Conn-Selmer. Inc. (“Conn-Selmer”).  Significant intercompany balances have been eliminated in consolidation.

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

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value method to measure stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003

Net income, as reported	$2,714	$2,160	$6,058	$2,843
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(253)	(217)	(507)	(437)

Pro forma net income	$2,461	$1,943	$5,551	$2,406
Earnings per share:
Basic - as reported	$0.34	$0.24	$0.75	$0.32
Basic - pro forma	$0.31	$0.22	$0.69	$0.27

Diluted - as reported	$0.33	$0.24	$0.72	$0.32
Diluted - pro forma	$0.30	$0.22	$0.66	$0.27

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003
Weighted-average interest rates	1.26%	1.86%	1.26%	2.39%

Weighted-average expected life of option feature in the Purchase Plan (in years)	0.08	0.08	0.08	0.08
Weighted-average expected life of option grants (in years)	—	—	—	6
Expected volatility of underlying stock	27%	27%	27%	27%

The weighted-average fair value of options on their grant date is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003
Stock Plan	—	—	—	$4.77
Option feature in Purchase Plan	$4.09	$4.78	$4.09	$4.78

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

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003
Weighted-average shares:
For basic earnings per share	7,957,483	8,906,238	8,083,945	8,906,238
Dilutive effect of stock options	383,243	—	352,660	14
For diluted earnings per share	8,340,726	8,906,238	8,436,605	8,906,252

All outstanding options were included in the computation of diluted net earnings per common share for the three months and six months ended June 30, 2004.  Options to purchase 1,068,400 shares of common stock at prices ranging from $14.73 to $21.94 per share and options to purchase 1,058,400 shares of common stock at prices ranging from $18.55 to $21.94 were outstanding during the three months and six months ended June 28, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

Comprehensive Income – Comprehensive income is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on certain long-term assets.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Gain/(Loss) on Long-term Assets	Tax Impact of Gain/(Loss) on Long-term Assets	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

December 31, 2003	$1,226	$73	$(29)	$(6,853)	$2,715	$(2,868)
Activity	(1,029)	25	(10)	(209)	63	(1,160)
June 30, 2004	$197	$98	$(39)	$(7,062)	$2,778	$(4,028)

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

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)         Inventories

	June 30, 2004	December 31, 2003

Raw materials	$18,347	$21,268
Work in process	49,006	50,620
Finished goods	92,031	80,141
Total	$159,384	$152,029

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

The changes in net carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment
Goodwill:
Balance at December 31, 2003	$23,110	$8,555
Foreign currency translation impact	(390)	—
Balance at June 30, 2004	$22,720	$8,555

Trademarks:
Balance at December 31, 2003	$7,648	$2,671
Foreign currency translation impact	(124)	—
Balance at June 30, 2004	$7,524	$2,671

We also carry certain intangible assets that are amortized.  Once fully amortized, these assets are removed from both the gross and accumulated amortization balance.  These assets consist of the following:

	June 30, 2004	December 31, 2003

Gross deferred financing costs	$8,653	$9,293
Accumulated amortization	(3,373)	(3,596)
Deferred financing costs, net	$5,280	$5,697

Gross covenants not to compete	$250	$250
Accumulated amortization	(190)	(165)
Covenants not to compete, net	$60	$85

The weighted-average amortization period for deferred financing costs is 9.1 years, and the weighted-average amortization period of covenants not to compete is 5.0 years.  Total amortization expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003

Amortization expense	$255	$288	$546	$577

The following table shows the total estimated amortization expense for 2004 and the next five succeeding fiscal years:

Estimated amortization expense:

2004	$1,058
2005	1,002
2006	967
2007	967
2008	822
2009	472

(5)         Other Current Liabilities

	June 30, 2004	December 31, 2003

Accrued payroll and related benefits	$18,185	$16,986
Current portion of pension liability	1,558	2,663
Accrued warranty expense	2,325	2,602
Accrued interest	3,237	2,706
Deferred income	4,306	4,161
Other accrued expenses	7,929	9,994
Total	$37,540	$39,112

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

The accrued warranty expense activity for the six months ended June 30, 2004 and the year ended December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003
Beginning balance	$2,602	$2,357
Additions	520	1,361
Claims and reversals	(774)	(1,314)
Foreign exchange impact	(23)	198
Ending balance	$2,325	$2,602

(6)         Long-Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
Term loans	$43,826	$47,178
8.75% Senior Notes	174,345	145,345
Unamortized bond premium	1,709	—
Open account loans, payable on demand to a foreign bank	3,933	4,079
Total	223,813	196,602
Less current portion	10,501	10,638
Long-term debt	$213,312	$185,964

Scheduled payments of long-term debt are as follows:

June 30, 2004
Remainder of 2004	$7,218
2005	7,159
2006	8,315
2007	8,361
2008	16,706
Thereafter	174,345
Total	$222,104

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

(8)         Facility Rationalization Charges – Band Segment

In 2003, we began a facility rationalization project to eliminate excess manufacturing capacity in our band segment.  As part of this project, we closed our woodwind manufacturing facility in Nogales, Arizona in November 2003.  We also announced that in 2004 we would close one of our woodwind manufacturing facilities in Elkhart, Indiana and transfer that plant’s production to other company-owned facilities.  This facility was closed on April 1, 2004.  As a result of this closure, we recorded charges of $1.4 million in severance and related expenses through June 30, 2004.  We expect to incur an additional $0.1 million in severance expenses during the remainder of 2004.

The severance liability and related activity associated with the band segment’s facility rationalization project is as follows:

Facility rationalization severance liability:
Balance at January 1, 2003	$—
Additions charged to cost of sales	1,683
Payments	(525)
Balance January 1, 2004	1,158
Additions charged to cost of sales	1,444
Payments	(2,514)
Balance at June 30, 2004	$88

(9)         Other Income, Net

	Three Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003

West 57th building income	$(1,163)	$(1,163)	$(2,326)	$(2,326)
West 57th building expenses	814	814	1,628	1,628
Foreign exchange (gains) losses, net	175	(286)	(83)	(390)
Miscellaneous	(560)	(77)	(565)	(245)
Other income, net	$(734)	$(712)	$(1,346)	$(1,333)

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

We operate other manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  Philips agreed to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  For the fourth site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has a present net cost of approximately $14.5 million. The EPA has named over 40 persons or entities as potentially responsible parties at this Elkhart, Indiana site, including four Conn-Selmer predecessor entities.  For two of these entities, which were previously owned by Philips, this matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.  Our potential liability at any of these sites is affected by several factors including, but not limited to, the method of remediation, our portion of the materials in the site relative to that of the other named parties, the number of parties participating, and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require additional, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

We are also continuing an existing environmental remediation program at a facility we acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $0.9 million.  We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 5.1%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2004	$150
2005	63
2006	63
2007	63
2008	43
Thereafter	515
Total	$897

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

(11)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries.   The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003
Service cost	$153	$261	$162	$185
Interest cost	552	830	312	298
Expected return on plan assets	(743)	(822)	(66)	(67)
Amortization of prior service cost	114	189	—	—
Amortization of net loss	52	175	19	22
Net periodic benefit cost	$128	$633	$427	$438

	Domestic Plans		Foreign Plans
	Six Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003
Service cost	$439	$352	$329	$354
Interest cost	1,585	1,118	634	585
Expected return on plan assets	(2,144)	(1,108)	(134)	(125)
Amortization of prior service cost	326	255	—	—
Amortization of net loss	140	236	38	32
Net periodic benefit cost	$346	$853	$867	$846

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The components of net periodic pension cost for these benefits are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 28, 2003	June 30, 2004	June 28, 2003
Service cost	$39	$18	$58	$36
Interest cost	77	35	115	70
Amortization of transition obligation	25	11	38	22
Amortization of net loss	9	4	14	8
Net postretirement benefit cost	$150	$68	$225	$136

We anticipate domestic pension plan contributions of approximately $3.3 million for the current year.  As of June 30, 2004 we have contributed $1.5 million to these plans.

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

The following tables present information about our operating segments for the three-month and six-month periods ended June 30, 2004 and June 28, 2003:

Three months ended 2004	Piano Segment				Band Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$26,219	$11,395	$7,319	$44,933	$37,700	$1,055	$38,755	$—	$83,688
Income (loss) from operations	2,324	1,865	519	4,708	3,031	23	3,054	(549)	7,213

Three months ended 2003	Piano Segment				Band Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$25,971	$10,026	$5,313	$41,310	$35,782	$943	$36,725	$—	$78,035
Income (loss) from operations	2,145	631	456	3,232	3,053	(16)	3,037	(459)	5,810

Six months ended 2004	Piano Segment				Band Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$52,960	$21,783	$15,907	$90,650	$80,881	$2,218	$83,099	$—	$173,749
Income (loss) from operations	4,576	3,421	1,671	9,668	6,820	58	6,878	(1,235)	15,311

Six months ended 2003	Piano Segment				Band Segment			Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$46,385	$20,028	$10,832	$77,245	$81,240	$2,059	$83,299	$—	$160,544
Income (loss) from operations	2,418	1,962	1,250	5,630	4,582	47	4,629	(1,045)	9,214

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$66,499	$20,090	$(2,901)	$83,688
Cost of sales	—	49,574	12,798	(3,087)	59,285

Gross profit	—	16,925	7,292	186	24,403

Operating expenses:
Sales and marketing	—	7,472	3,067	—	10,539
General and administrative	1,465	3,423	1,511	—	6,399
Amortization of intangible assets	116	138	1	—	255
Other operating (income) expense	(886)	577	306	—	(3)
Total operating expenses	695	11,610	4,885	—	17,190

Income (loss) from operations	(695)	5,315	2,407	186	7,213

Other income, net	—	(296)	(438)	—	(734)
Interest income	(3,657)	(5,568)	(69)	8,703	(591)
Interest expense	3,852	8,803	62	(8,703)	4,014

Income (loss) before income taxes	(890)	2,376	2,852	186	4,524

Income taxes	(347)	958	1,142	57	1,810

Net income (loss)	$(543)	$1,418	$1,710	$129	$2,714

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 28, 2003

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$63,645	$17,160	$(2,770)	$78,035
Cost of sales	—	46,665	11,362	(2,705)	55,322

Gross profit	—	16,980	5,798	(65)	22,713

Operating expenses:
Sales and marketing	—	7,764	3,216	(36)	10,944
General and administrative	1,083	3,141	1,311	—	5,535
Amortization of intangible assets	113	174	1	—	288
Other operating (income) expense	(800)	701	199	36	136
Total operating expenses	396	11,780	4,727	—	16,903

Income (loss) from operations	(396)	5,200	1,071	(65)	5,810

Other income, net	—	(662)	(50)	—	(712)
Interest income	(3,657)	(5,193)	(13)	8,360	(503)
Interest expense	3,280	8,506	84	(8,360)	3,510

Income (loss) before income taxes	(19)	2,549	1,050	(65)	3,515

Income taxes	(7)	1,822	(438)	(22)	1,355

Net income (loss)	$(12)	$727	$1,488	$(43)	$2,160

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$139,194	$41,146	$(6,591)	$173,749
Cost of sales	—	104,107	26,190	(6,676)	123,621

Gross profit	—	35,087	14,956	85	50,128

Operating expenses:
Sales and marketing	—	15,684	6,131	18	21,833
General and administrative	2,825	6,542	3,046	—	12,413
Amortization of intangible assets	232	312	2	—	546
Other operating (income) expense	(1,781)	1,197	627	(18)	25
Total operating expenses	1,276	23,735	9,806	—	34,817

Income (loss) from operations	(1,276)	11,352	5,150	85	15,311

Other income, net	—	(653)	(693)	—	(1,346)
Interest income	(7,314)	(11,121)	(98)	17,305	(1,228)
Interest expense	7,486	17,463	148	(17,305)	7,792

Income (loss) before income taxes	(1,448)	5,663	5,793	85	10,093

Income taxes	(564)	2,288	2,295	16	4,035

Net income (loss)	$(884)	$3,375	$3,498	$69	$6,058

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 28, 2003

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$132,267	$34,223	$(5,946)	$160,544
Cost of sales	—	100,761	22,071	(5,833)	116,999

Gross profit	—	31,506	12,152	(113)	43,545

Operating expenses:
Sales and marketing	—	16,058	5,947	(48)	21,957
General and administrative	2,287	6,683	2,519	—	11,489
Amortization of intangible assets	226	349	2	—	577
Other operating (income) expense	(1,600)	1,435	425	48	308
Total operating expenses	913	24,525	8,893	—	34,331

Income (loss) from operations	(913)	6,981	3,259	(113)	9,214

Other income, net	—	(1,197)	(136)	—	(1,333)
Interest income	(7,314)	(10,398)	(41)	16,632	(1,121)
Interest expense	6,561	17,011	160	(16,632)	7,100

Income (loss) before income taxes	(160)	1,565	3,276	(113)	4,568

Income taxes	(56)	1,371	456	(46)	1,725

Net income (loss)	$(104)	$194	$2,820	$(67)	$2,843

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$(351)	$6,438	$24,236	$30,323
Accounts, notes and leases receivable, net	—	74,896	9,757	—	84,653
Inventories	—	123,454	36,976	(1,046)	159,384
Prepaid expenses and other current assets	401	2,271	2,015	—	4,687
Deferred tax assets	—	8,168	4,806	—	12,974
Total current assets	401	208,438	59,992	23,190	292,021

Property, plant and equipment, net	161	80,386	16,317	(952)	95,912
Investment in subsidiaries	69,643	241,488	—	(311,131)	—
Trademarks	—	6,280	3,915	—	10,195
Goodwill	—	18,795	12,480	—	31,275
Other intangibles, net	3,170	2,166	4	—	5,340
Other assets	3,061	8,434	2,979	952	15,426
TOTAL ASSETS	$76,436	$565,987	$95,687	$(287,941)	$450,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,568	$3,933	$—	$10,501
Accounts payable	456	8,633	3,169	—	12,258
Other current liabilities	(15,054)	38,690	14,190	(286)	37,540
Total current liabilities	(14,598)	53,891	21,292	(286)	60,299

Long-term debt	176,071	13,005	—	24,236	213,312
Intercompany	(114,803)	118,361	(3,558)	—	—
Deferred tax liabilities	—	16,264	8,822	39	25,125
Other non-current liabilities	834	1,629	17,694	—	20,157
Total liabilities	47,504	203,150	44,250	23,989	318,893

Stockholders’ equity	28,932	362,837	51,437	(311,930)	131,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,436	$565,987	$95,687	$(287,941)	$450,169

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(884)	$3,375	$3,498	$69	$6,058
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	262	4,233	843	—	5,338
Amortization of bond premium	(105)	—	—	—	(105)
Deferred tax benefit	—	(131)	(87)	—	(218)
Debt issuance costs	(105)	—	—	—	(105)
Other	—	(136)	108	—	(28)
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(11,642)	3,179	—	(8,463)
Inventories	—	(6,140)	(3,006)	(85)	(9,231)
Prepaid expenses and other assets	(1,298)	719	(3,356)	—	(3,935)
Accounts payable	333	752	(332)	—	753
Other liabilities	(511)	(973)	687	16	(781)
Cash flows from operating activities	(2,308)	(9,943)	1,534	—	(10,717)

Cash flows from investing activities:
Capital expenditures	(19)	(1,568)	(465)	—	(2,052)
Proceeds from disposal of fixed assets	—	76	—	—	76
Cash flows from investing activities	(19)	(1,492)	(465)	—	(1,976)

Cash flows from financing activities:
Borrowings under lines of credit	—	3,583	3,766	3,000	10,349
Repayments under lines of credit	(7)	(6,576)	(3,908)	—	(10,491)
Repayments of long-term debt	—	(3,352)	—	—	(3,352)
Proceeds from issuance of stock	4,594	—	—	—	4,594
Intercompany transactions	(2,260)	5,174	(2,914)	—	—
Cash flows from financing activities	2,327	(1,171)	(3,056)	3,000	1,100

Effect of exchange rate changes on cash	—	—	(367)	—	(367)

Increase (decrease) in cash	—	(12,606)	(2,354)	3,000	(11,960)
Cash, beginning of period	—	12,255	8,792	21,236	42,283

Cash, end of period	$—	$(351)	$6,438	$24,236	$30,323

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 28, 2003

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(104)	$194	$2,820	$(67)	$2,843
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	255	4,503	788	—	5,546
Deferred tax benefit	—	(130)	(122)	—	(252)
Other	—	90	89	—	179
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(11,682)	409	(120)	(11,393)
Inventories	—	(550)	(3,026)	113	(3,463)
Prepaid expenses and other assets	185	1,538	(247)	—	1,476
Accounts payable	11	(2,189)	(282)	78	(2,382)
Other liabilities	353	(154)	504	(46)	657
Cash flows from operating activities	700	(8,380)	933	(42)	(6,789)

Cash flows from investing activities:
Capital expenditures	(23)	(1,100)	(552)	—	(1,675)
Capital contribution to subsidiary	—	(513)	513	—	—
Proceeds from disposal of fixed assets	—	—	—	—	—
Cash flows from investing activities	(23)	(1,613)	(39)	—	(1,675)

Cash flows from financing activities:
Borrowings under lines of credit	—	5,119	1,246	—	6,365
Repayments under lines of credit	(3)	(5,119)	(1,002)	3	(6,121)
Repayment of long-term debt	—	(3,240)	—	—	(3,240)
Intercompany transactions	(674)	5,817	(5,185)	42	—
Cash flows from financing activities	(677)	2,577	(4,941)	45	(2,996)

Effect of exchange rate changes on cash	—	—	88	—	88

Increase (decrease) in cash	—	(7,416)	(3,959)	3	(11,372)
Cash, beginning of period	—	1,166	6,736	11,197	19,099

Cash, end of period	$—	$(6,250)	$2,777	$11,200	$7,727

(13)                          Subsequent Events

On July 22, 2004, we entered into an agreement to acquire substantially all of the assets of G. Leblanc Corporation of Wisconsin, a high-quality band instrument manufacturer, for approximately $36.0 million.  The transaction is subject to customary closing conditions and purchase price adjustments and is expected to close in the third quarter.  We will accommodate this purchase with cash, supplemented by our existing credit facilities.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 28, 2003

	Quarter Ended				Change
	June 30, 2004		June 28, 2003		$	%

Net sales
Band	$38,755		$36,725		2,030	5.5
Piano	44,933		41,310		3,623	8.8
Total sales	83,688		78,035		5,653	7.2

Cost of sales
Band	29,844		27,697		2,147	7.8
Piano	29,441		27,625		1,816	6.6
Total cost of sales	59,285		55,322		3,963	7.2

Gross profit
Band	8,911	23.0%	9,028	24.6%	(117)	(1.3)
Piano	15,492	34.5%	13,685	33.1%	1,807	13.2
Total gross profit	24,403		22,713		1,690	7.4
	29.2%		29.1%

Operating expenses	17,190		16,903		287	1.7

Income from operations	7,213		5,810		1,403	24.1

Other income, net	(734)		(712)		(22)	3.1
Net interest expense	3,423		3,007		416	13.8

Income before income taxes	4,524		3,515		1,009	28.7

Income taxes	1,810	40.0%	1,355	38.5%	455	33.6

Net income	$2,714		$2,160		554	25.6

Overview – We are pleased with the results of our band division’s new product introduction and channel distribution strategies.  Also, our suppliers were better able to meet our order demands than in the first quarter.  On April 1, we were able to substantially complete our facility rationalization project, closing one of our woodwind manufacturing facilities and consolidating the production process into another facility.

The performance of our piano division also improved over the year ago quarter.  Our Asian operations continued their strong performance through the second quarter, and our domestic and European operations’ results were consistent with the prior period.

Net Sales – The increase in net sales of $5.7 million resulted in part from a 6% increase in Steinway grand unit shipments, the majority of which occurred internationally, as well as $1.4 million in benefit attributable to foreign exchange.  An increase in Boston product shipments of 12% also contributed to the sales improvement of the piano division.  Our band division sales increased 5.5% as we were able to reduce our backorder position on sourced product with many of our suppliers.  An increase in demand for our percussion instruments also contributed to the improvement.

Gross Profit – Gross profit increased $1.7 million due to the higher overall sales and improved margin performance for the piano division.  Piano margins increased from 33.1% to 34.5% due to the favorable mix towards higher margin grand units sold by our international divisions.  Domestically, the margin improvement resulting from the increased productivity at our New York factory was offset by unfavorable exchange rates on purchased product sold during the period.  Band gross margins, which deteriorated from 24.6% to 23.0%, were adversely impacted by increased freight costs attributable in part to higher fuel charges, and cash discounts offered to customers.  In this period we sold instruments which had higher costs resulting from our reduced production levels in 2003.  This also contributed to the margin decrease.

Operating Expenses – The increase in operating expenses of $0.3 million occurred principally as a result of $0.3 million from foreign currency translation.  Excluding this impact, operating expenses were consistent with the prior year.

Interest Expense and Other Income, Net – These other expenses increased $0.4 million to $2.7 million due to the additional interest expense resulting from our issuance of an additional $29.0 million in 8.75% Senior Notes in February, 2004.

Income Taxes – Our effective tax rate increased from 38.5% to 40% primarily as a result of changes in tax legislation in certain states in which we do business and the increase in the ratio of domestic income to foreign source income, which negatively impacts our ability to effectively use foreign tax credits.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 28, 2003

	Quarter Ended				Change
	June 30, 2004		June 28, 2003		$	%

Net sales
Band	$83,099		$83,299		(200)	(0.2)
Piano	90,650		77,245		13,405	17.4
Total sales	173,749		160,544		13,205	8.2

Cost of sales
Band	64,160		65,279		(1,119)	(1.7)
Piano	59,461		51,720		7,741	15.0
Total cost of sales	123,621		116,999		6,622	5.7

Gross profit
Band	18,939	22.8%	18,020	21.6%	919	5.1
Piano	31,189	34.4%	25,525	33.0%	5,664	22.2
Total gross profit	50,128		43,545		6,583	15.1
	28.9%		27.1%

Operating expenses	34,817		34,331		486	1.4

Income from operations	15,311		9,214		6,097	66.2

Other income, net	(1,346)		(1,333)		(13)	1.0
Net interest expense	6,564		5,979		585	9.8

Income before income taxes	10,093		4,568		5,525	121.0

Income taxes	4,035	40.0%	1,725	37.8%	2,310	133.9

Net income	$6,058		$2,843		3,215	113.1

Overview – Although our band division performance was constrained by some of our suppliers not being able to fully meet our short-term order demands in the beginning of the period, this was rectified by the end of the second quarter.  Our new product introduction and channel distribution strategies are being accepted by the marketplace, and most of the costs associated with training personnel in our combined production facility are behind us.

Our piano division was able to significantly improve performance over the year ago period.  Internationally, we were able to capitalize on recent improvements in the Asian economy.  Domestically, both our wholesale and our retail performance improved, as did the sales of our domestic mid-price piano lines.

Net Sales – The increase in net sales of $13.2 million resulted from a 13% increase in Steinway grand unit shipments, which were attributable to domestic and Asian operations.  A $3.9 million benefit attributable to foreign exchange and an increase of 23% in our domestic Boston product shipments also contributed to the improvement.  The sales results for the band division were flat for the period on a slight unit increase of 2%.  In the first half of the period, we experienced lower order rates from school music dealers and were in a backorder position on many imported products.  In the latter half of the period, school music dealer orders leveled off, and the backlog position on much of our sourced product was eliminated, enabling us to make up the sales lost in the first part of the period.

Gross Profit – Gross profit increased $6.6 million as both the piano and band segments experienced improvements in gross margins.  Piano margins increased from 33.0% to 34.4% due primarily to the increase in domestic retail sales and improved productivity in our domestic factory.  A favorable product mix sold by our European divisions also contributed to the increase.  In 2003, band gross profit was adversely impacted by $1.9 million in payments to employees in accordance with expired labor contracts and $1.3 million from work stoppages at two of our plants.  In 2004, gross profit was negatively impacted by $1.4 million in severance costs associated with the closure of one of our woodwind manufacturing facilities.  The decrease in these atypical charges resulted in the band division’s gross margin improvement from 21.6% to 22.8% for the period.  In addition, we sold instruments which had higher costs resulting from our reduced production levels in 2003, which negatively impacted our margins.  However, this was mitigated in part by the increase in sales of higher margin imported products.

Operating Expenses – The increase in operating expenses of $0.5 million occurred principally as a result of $0.8 million from foreign currency translation.  Excluding this impact, operating expenses decreased slightly, reflecting band division savings resulting from administrative staff reductions and lower sales and marketing expenses.

Interest Expense and Other Income, Net – These other expenses increased $0.6 million to $5.2 million due to the additional interest expense resulting from our issuance of an additional $29.0 million in 8.75% Senior Notes in February, 2004.

Income Taxes – Our effective tax rate is significantly impacted by our ability to utilize foreign tax credits.  The amount of such credit utilization is based on the ratio of foreign source to total income computed solely on a tax, as opposed to book, reporting basis.  As a result of the strengthening of our domestic piano and band divisions and changes in tax legislation in certain states in which we do business, our effective tax rate has increased from 37.8% to 40.0% in the current period.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2004 and June 28, 2003 are summarized as follows:

	2004	2003	Change
Net income:	$6,058	$2,843	$3,215
Changes in operating assets and liabilities	(21,657)	(15,105)	(7,504)
Other adjustments to reconcile net income to cash from operating activities	4,882	5,473	(591)
Cash flows from operating activities	(10,717)	(6,789)	(4,880)

Cash flows from investing activities	(1,976)	(1,675)	651

Cash flows from financing activities	1,100	(2,996)	4,096

Despite the $3.2 million increase in net income, cash flows from operating activities decreased $3.9 million.  This resulted from our use of an additional $5.8 million to normalized our inventory levels, which were comparatively low in the prior year due to strikes at our Eastlake, Ohio and La Grange, Illinois manufacturing facilities.  We also used $1.8 million to establish worker’s compensation trust accounts in order to eliminate the fees associated with the letter of credit previously used to meet this requirement.

The decrease in cash flows from investing activities of $0.3 million is primarily due to increased capital expenditures.  The increase in cash flows from financing activities of  $4.1 million resulted primarily from proceeds from stock option exercises of $4.6 million.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.   The Credit facility expires on September 14, 2008.  As of June 30, 2004, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances, net of letter of credit deductions of $2.3 million, was approximately $82.7 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €17.1 million ($20.9 million at the June 30, 2004 exchange rate).  A portion of the open account loans can be converted into a maximum of £0.5 million ($0.9 million at the June 30, 2004 exchange rate) for use by our UK branch and ¥600 million ($5.5 million at the June 30, 2004 exchange rate) for use by our Japanese subsidiary.  We had $3.9 million in foreign loans outstanding as of June 30, 2004.

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

Our long-term financing consists primarily of $174.3 million of 8.75% Senior Notes and $43.8 million of term loans outstanding under the Credit Facility. Our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of June 30, 2004.

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

On July 22, 2004, we entered into an agreement to purchase substantially all of the assets of G. Leblanc Corporation, a manufacturer of high-quality band instruments, for approximately $36.0 million.  The purchase is subject to customary closing conditions and purchase price adjustments.  Leblanc expects to generate revenues of approximately $28.0 million for 2004.  We intend to fund this acquisition with approximately $22.0 million in cash, supplemented by borrowings on our credit facility.  We expect to pay off the borrowings associated with the acquisition by the end of 2004.  We are not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs for the next twelve months.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of outstanding stock options under our Amended and Restated 1996 Stock Plan.  These options will have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

Contractual Obligations

The following table provides a summary of our contractual obligations at June 30, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$222,104	$10,501	$16,352	$20,906	$174,345
Operating leases (2)	275,691	5,306	8,872	7,398	254,115
Purchase obligations (3)	11,486	11,136	236	114	—
Other long-term liabilities (4)	18,529	1,512	3,023	3,023	10,971
Total	$527,810	$28,455	$28,483	$31,441	$439,431

Notes to Contractual Obligations:

(1) The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $258.6 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, imported products, and equipment.

(4) Other long-term liabilities consist primarily of pension obligations.

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

PART II                                OTHER INFORMATION

ITEM 4                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 19, 2004, the Board of Directors was re-elected in its entirety.  The votes cast for each nominee were as follows:

	For	Withheld

Kyle Kirkland	51,926,862	1,402,800
Dana D. Messina	51,946,831	1,382,831
John M. Stoner, Jr.	51,903,402	1,426,260
Bruce A. Stevens	51,907,102	1,422,560
A. Clinton Allen	52,958,361	371,301
Rudolph K. Kluiber	52,982,011	347,651
Peter McMillan	52,981,911	347,751

The proposal to ratify Deloitte & Touche to serve as the Company’s independent auditors for the fiscal year ending December 31, 2004 was approved with 53,202,982 votes cast for, 103,163 votes against, and 23,517 abstentions.

ITEM 6                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1

Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of May 26, 2004 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. and United Musical Instrument Holdings, Inc. with and into Conn-Selmer, Inc., as borrowers; those signatories identified as guarantors, the lenders, and GMAC Commercial Credit LLC, as administrative agent.

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

During the quarter ended June 30, 2004 we filed or furnished the following reports on
Form 8-K:

On May 6, 2004, the Company filed a Current Report on Form 8-K that included a press release issued on the same date announcing its earnings for the quarter ended March 31, 2004.

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

Date: August 5, 2004