Form 10-Q
period 2004-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2004-11-09
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Number of shares of Common Stock issued and outstanding as of November 4, 2004:	Class A	477,952
	Ordinary	7,535,195
	Total	8,013,147

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Consolidated and Condensed Consolidated Financial Statements:

Consolidated Statements of Income Three months and nine months ended September 30, 2004 and September 27, 2003

Condensed Consolidated Balance Sheets September 30, 2004 and December 31, 2003

Consolidated Statements of Cash Flows Nine months ended September 30, 2004 and September 27, 2003

Consolidated Statement of Stockholders’ Equity Nine months ended September 30, 2004

Notes to Consolidated and Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

ITEM 1                                                        CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003
Net sales	$94,653	$82,546	$268,402	$243,090
Cost of sales	68,757	59,655	192,378	176,654

Gross Profit	25,896	22,891	76,024	66,436

Operating expenses:
Sales and marketing	10,465	9,383	32,298	31,340
General and administrative	7,358	5,480	19,771	16,969
Amortization of intangibles	269	288	815	865
Other operating expenses	207	110	232	418
Facility rationalization charges	—	2,075	—	2,075
Total operating expenses	18,299	17,336	53,116	51,667

Income from operations	7,597	5,555	22,908	14,769

Other income, net	(806)	(699)	(2,152)	(2,032)
Interest income	(512)	(352)	(1,740)	(1,473)
Interest expense	4,202	3,541	11,994	10,641

Income before income taxes	4,713	3,065	14,806	7,633

Income taxes	1,885	1,227	5,920	2,952

Net income	$2,828	$1,838	$8,886	$4,681

Earnings per share:
Basic	$0.35	$0.21	$1.10	$0.53
Diluted	$0.34	$0.21	$1.06	$0.53

Weighted average shares:
Basic	7,998,481	8,930,613	8,055,457	8,914,363
Diluted	8,282,498	8,931,709	8,385,558	8,914,712

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30, 2004	December 31, 2003

ASSETS:
Current assets:
Cash	$14,118	$42,283
Accounts, notes and leases receivable, net of allowances for doubtful accounts of $10,152 and $9,944 in 2004 and 2003, respectively	107,076	76,403
Inventories	176,392	152,029
Prepaid expenses and other current assets	4,043	4,533
Deferred tax assets	13,244	13,022
Total current assets	314,873	288,270

Property, plant and equipment, net of accumulated depreciation of $67,344 and $63,952 in 2004 and 2003, respectively	100,665	98,937
Trademarks	10,456	10,319
Goodwill	31,520	31,665
Other intangibles, net	5,569	5,782
Other assets	18,478	10,692

TOTAL ASSETS	$481,561	$445,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,427	$10,638
Accounts payable	13,011	11,554
Other current liabilities	46,712	39,112
Total current liabilities	70,150	61,304

Long-term debt	229,742	185,964
Deferred tax liabilities	25,390	25,565
Other non-current liabilities	20,652	20,197
Total liabilities	345,934	293,030

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	80,881	74,626
Retained earnings	105,606	96,720
Accumulated other comprehensive loss	(3,434)	(2,868)
Treasury stock, at cost	(47,436)	(15,853)
Total stockholders’ equity	135,627	152,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$481,561	$445,665

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended
	September 30, 2004	September 27, 2003
Cash flows from operating activities:
Net income	$8,886	$4,681
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,153	8,214
Amortization of bond premium	(167)	—
Deferred tax expense (benefit)	(323)	231
Debt issuance costs	(105)	—
Other	105	235
Facility rationalization charges	—	2,075
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(17,308)	(16,512)
Inventories	(4,221)	3,846
Prepaid expenses and other assets	(5,678)	788
Accounts payable	14	(1,708)
Other liabilities	2,855	3,877
Cash flows from operating activities	(7,789)	5,727

Cash flows from investing activities:
Capital expenditures	(3,192)	(2,752)
Proceeds from disposals of fixed assets	76	4
Acquisition of subsidiary, net of cash acquired	(35,309)	—
Cash flows from investing activities	(38,425)	(2,748)

Cash flows from financing activities:
Borrowings under lines of credit	66,875	8,465
Repayments under lines of credit	(48,928)	(7,523)
Repayments of long-term debt	(4,984)	(4,874)
Proceeds from issuance of common stock	5,441	501
Cash flows from financing activities	18,404	(3,431)

Effect of foreign exchange rate changes on cash	(355)	66

Decrease in cash	(28,165)	(386)
Cash, beginning of period	42,283	19,099

Cash, end of period	$14,118	$18,713

Supplemental Cash Flow Information
Interest paid	$8,928	$7,719
Taxes paid	$7,453	$6,443

Non-cash transaction:
Purchase of common stock by issuance of bonds	$31,583	$—

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2003	$10	$74,626	$96,720	$(2,868)	$(15,853)	$152,635
Comprehensive income:
Net income			8,886			8,886
Foreign currency translation adjustment				(416)		(416)
Additional minimum pension liability, net				(145)		(145)
Unrealized holding loss on certain marketable securities, net				(5)		(5)
Total comprehensive income						8,320
Exercise of 252,035 options for shares of common stock		4,971				4,971
Issuance of 33,018 shares of common stock		470				470
Tax benefit of options exercised		814				814
Purchase of 1,271,450 shares of common stock					(31,583)	(31,583)
Balance, September 30, 2004	$10	$80,881	$105,606	$(3,434)	$(47,436)	$135,627

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Unaudited

(Tabular Amounts In Thousands Except Share and Per Share Data)

(1)   Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and nine months ended September 30, 2004 and September 27, 2003 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim period.  You should read the consolidated and condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission.  The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value method to measure stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003

Net income, as reported	$2,828	$1,838	$8,886	$4,681
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(257)	(189)	(765)	(625)

Pro forma net income	$2,571	$1,649	$8,121	$4,056
Earnings per share:
Basic - as reported	$0.35	$0.21	$1.10	$0.53
Basic - pro forma	$0.32	$0.18	$1.01	$0.45

Diluted - as reported	$0.34	$0.21	$1.06	$0.53
Diluted - pro forma	$0.31	$0.18	$0.97	$0.45

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model.  Key assumptions used to apply this pricing model are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003

Weighted-average interest rates	1.72%	1.60%	1.38%	2.12%
Weighted-average expected life of option feature in the Purchase Plan (in years)	0.92	0.92	0.92	0.92
Weighted-average expected life of option grants (in years)	—	—	—	6
Expected volatility of underlying stock	26%	27%	26%	27%

The weighted-average fair value of options on their grant date is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003

Stock Plan	$—	$—	$—	$4.77
Option feature in Purchase Plan	$6.03	$4.48	$4.62	$4.64

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

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003
Weighted-average shares:
For basic earnings per share	7,998,481	8,930,613	8,055,457	8,914,363
Dilutive effect of stock options	284,017	1,096	330,101	349
For diluted earnings per share	8,282,498	8,931,709	8,385,558	8,914,712

All outstanding options were included in the computation of diluted net earnings per common share for the three months and nine months ended September 30, 2004.  Under the Stock Plan, options to purchase 991,800 shares of common stock at prices ranging from $18.55 to $21.94 were outstanding during the three months and nine months ended September 27, 2003 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

Accumulated Other Comprehensive Income/Loss — Accumulated other comprehensive income/loss is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized holding gains and losses on certain marketable securities.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Gain/(Loss) on Marketable Securities	Tax Impact of Unrealized Holding Gain/(Loss) on Marketable Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

December 31, 2003	$1,226	$73	$(29)	$(6,853)	$2,715	$(2,868)
Activity	(416)	(7)	2	(208)	63	(566)
September 30, 2004	$810	$66	$(27)	$(7,061)	$2,778	$(3,434)

New Accounting Pronouncements – In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standard (“SFAS”) No. 132, “Employers’ Disclosures

about Pensions and Other Postretirement Benefits.”  SFAS No. 132 requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  This statement also requires disclosure about the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows.  SFAS No. 132 is effective for fiscal years ending after December 15, 2003. Disclosure of information about foreign plans required by this statement is effective for fiscal years ending after June 15, 2004.  Interim period disclosures for both domestic and foreign plans required by this statement are effective for periods beginning after December 15, 2003, and are included in Note 12.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)   Acquisitions

On August 12, 2004, we acquired substantially all of the assets of G. Leblanc Corporation (“Leblanc”) of Wisconsin, a high-quality band instrument manufacturer.  We have included the results of Leblanc since the date of acquisition in our financial statements.

We acquired Leblanc because its complete line of wind instruments and accessories is complementary to our existing product lines, enabling us to gain or strengthen market share in certain instrument categories. Under terms of the asset purchase agreement, the Company provisionally disbursed $37.6 million for the purchase price.  The final purchase price is dependent upon a calculation derived from the closing balance sheet, which when finalized, may result in a recovery of a portion of the initial payment, or may require an additional payment to be made.  At September 30, 2004, the Company recognized an expected recovery of $2.2 million based on preliminary information.  The purchase price allocation has been based on the preliminary determination of $35.4 million as the acquisition cost and has been allocated to acquired assets and assumed liabilities as follows:

Inventories	$21,874
Receivables and other current assets	13,797
Property, plant, and equipment	5,588
Other assets	1,257
Accounts payable and other current liabilities	(7,115)
$35,401

(4)   Inventories

	September 30, 2004	December 31, 2003

Raw materials	$25,163	$21,268
Work in process	58,015	50,620
Finished goods	93,214	80,141
Total	$176,392	$152,029

(5)   Goodwill, Trademarks, and Other Intangible Assets

We test our goodwill and indefinite lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  At July 31, 2004 we evaluated such assets and determined that the fair value had not decreased below the carrying value and, accordingly, no impairments have been recognized since we ceased amortization.

The changes in net carrying amounts of goodwill and trademarks, which include the impact of the preliminary purchase price allocation associated with the acquisition of certain assets of Leblanc, are as follows:

	Piano Segment	Band Segment
Goodwill:
Balance at December 31, 2003	$23,110	$8,555
Foreign currency translation impact	(145)	—
Balance at September 30, 2004	$22,965	$8,555

Trademarks:
Balance at December 31, 2003	$7,648	$2,671
Additions based on preliminary purchase price allocation to acquired assets	—	183
Foreign currency translation impact	(46)	—
Balance at September 30, 2004	$7,602	$2,854

We also carry certain intangible assets that are amortized.  Once fully amortized, these assets are removed from both the gross and accumulated amortization balance.  These assets consist of the following:

	September 30, 2004	December 31, 2003

Gross deferred financing costs	$8,653	$9,293
Accumulated amortization	(3,619)	(3,596)
Deferred financing costs, net	$5,034	$5,697

Gross covenants not to compete	$750	$250
Accumulated amortization	(215)	(165)
Covenants not to compete, net	$535	$85

The weighted-average amortization period for deferred financing costs is 9.1 years, and the weighted-average amortization period of covenants not to compete is 5.0 years.  Total amortization expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003

Amortization expense	$269	$288	$815	$865

The following table shows the total estimated amortization expense for 2004 and the next five succeeding fiscal years:

Estimated amortization expense:

2004	$1,096
2005	1,101
2006	1,066
2007	1,066
2008	921
2009	528

(6)   Other Current Liabilities

	September 30, 2004	December 31, 2003

Accrued payroll and related benefits	$17,212	$16,986
Current portion of pension liability	983	2,663
Accrued warranty expense	2,373	2,602
Accrued interest	7,051	2,706
Deferred income	5,290	4,161
Other accrued expenses	13,803	9,994
Total	$46,712	$39,112

Accrued warranty expense for instruments that have a warranty period ranging from five to ten years is generally recorded at the time of sale.  The warranty cost estimate is based on a percentage of sales and is adjusted periodically following an analysis of actual warranty claim activity.  Accrued warranty expense for instruments that have a warranty period of one year is recorded based on warranty return trends.

The accrued warranty expense activity for the nine months ended September 30, 2004 and the year ended December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003

Beginning balance	$2,602	$2,357
Additions	840	1,361
Claims and reversals	(1,064)	(1,314)
Foreign exchange impact	(5)	198
Ending balance	$2,373	$2,602

(7)   Long-Term Debt

Long-term debt consists of the following:

September 30, 2004

Term loans	$42,194
8.75% Senior Notes	174,345
Unamortized bond premium	1,647
Domestic line of credit	18,167
Open account loans, payable on demand to a foreign bank	3,816
Total	240,169
Less current portion	10,427
Long-term debt	$229,742

Scheduled payments of long-term debt are as follows:

September 30, 2004
Remainder of 2004	$5,429
2005	7,041
2006	8,204
2007	8,259
2008	35,244
Thereafter	174,345
Total	$238,522

(8)   Stockholders’ Equity

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  At September 30, 2004 the Chairman and Chief Executive Officer own 100% of the Class A common shares, representing approximately 86% of the combined voting power of the Class A common stock and Ordinary common stock.

On February 4, 2004 we purchased 1,271,450 shares of our Ordinary common stock from AIG Retirement Services, Inc. (formerly AIG SunAmerica), our then largest institutional shareholder.  In exchange, we issued $29.0 million in principal amount of our 8.75% Senior Notes due 2011 under our existing indenture.  We issued these bonds at a premium of 106.3%.  This transaction resulted in an increase to our treasury stock of $31.6 million.

(9)           Facility Rationalization Charges – Band Segment

In 2003, we began a facility rationalization project to reduce excess manufacturing capacity in our band segment.  As part of this project, we closed our woodwind manufacturing facility in Nogales, Arizona in November 2003.  This facility is currently valued at $1.0 million and is held as an asset available for sale.  In April 2004, we closed one of our woodwind manufacturing facilities in Elkhart, Indiana and transferred that plant’s production to other company-owned facilities. As a result of this closure, we recorded charges of $1.4 million in severance and related expenses through September 30, 2004.  We expect to pay out the remainder of these costs by the end of 2004.

The severance liability and related activity associated with the band segment’s facility rationalization project is as follows:

Facility rationalization severance liability:
Balance at January 1, 2003	$—
Additions charged to cost of sales	1,683
Payments	(525)
Balance January 1, 2004	1,158
Additions charged to cost of sales	1,444
Payments	(2,514)
Balance at September 30, 2004	$88

(10)         Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003

West 57th building income	$(1,164)	$(1,164)	$(3,490)	$(3,490)
West 57th building expenses	813	813	2,441	2,441
Foreign exchange (gains) losses, net	(27)	(63)	(110)	(453)
Miscellaneous	(428)	(285)	(993)	(530)
Other income, net	$(806)	$(699)	$(2,152)	$(2,032)

(11)         Commitments and Contingent Liabilities

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

We are continuing an existing environmental remediation program at a facility we acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $0.9 million.  We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.5%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2004	$124
2005	136
2006	46
2007	46
2008	46
Thereafter	516
Total	$914

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

(12)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries.  The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plan
	Three Months Ended		Three Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003
Service cost	$179	$217	$164	$181
Interest cost	648	694	316	298
Expected return on plan assets	(873)	(687)	(67)	(67)
Amortization of prior service cost	134	158	—	—
Amortization of net loss	62	147	19	22
Net periodic benefit cost	$150	$529	$432	$434

	Domestic Plans		Foreign Plans
	Nine Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003
Service cost	$618	$569	$493	$535
Interest cost	2,233	1,813	950	883
Expected return on plan assets	(3,016)	(1,796)	(201)	(192)
Amortization of prior service cost	459	413	—	—
Amortization of net loss	201	382	57	54
Net periodic benefit cost	$495	$1,381	$1,299	$1,280

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The components of net periodic pension cost for these benefits are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 27, 2003	September 30, 2004	September 27, 2003
Service cost	$11	$18	$50	$53
Interest cost	26	35	103	104
Amortization of transition obligation	9	11	34	34
Amortization of net loss	2	5	11	13
Net postretirement benefit cost	$48	$69	$198	$204

We anticipate domestic pension plan contributions of approximately $3.0 million for the current year.  As of September 30, 2004 we have contributed $2.2 million to these plans.

(13)         Segment Information

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

The following tables present information about our operating segments for the three-month and nine-month periods ended September 30, 2004 and September 27, 2003:

	Piano Segment				Band Segment			Other & Elim	Consol Total
Three months ended 2004	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$31,518	$8,638	$7,445	$47,601	$45,286	$1,766	$47,052	$—	$94,653
Income (loss) from operations	4,505	1,610	408	6,523	2,159	175	2,334	(1,260)	7,597

	Piano Segment				Band Segment			Other & Elim	Consol Total
Three months ended 2004	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$27,213	$9,502	$5,605	$42,320	$38,938	$1,288	$40,226	$—	$82,546
Income (loss) from operations	3,176	839	614	4,629	1,474	55	1,529	(603)	5,555

	Piano Segment				Band Segment			Other & Elim	Consol Total
Three months ended 2004	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$84,478	$30,421	$23,352	$138,251	$126,167	$3,984	$130,151	$—	$268,402
Income (loss) from operations	9,081	5,031	2,079	16,191	8,979	233	9,212	(2,495)	22,908

	Piano Segment				Band Segment			Other & Elim	Consol Total
Three months ended 2004	U.S.	Germany	Other	Total	U.S.	Other	Total
Net sales to external customers	$73,598	$29,530	$16,437	$119,565	$120,178	$3,347	$123,525	$—	$243,090
Income (loss) from operations	5,594	2,801	1,864	10,259	6,056	102	6,158	(1,648)	14,769

(14)         Summary of Guarantees

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

 THREE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited

 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$80,822	$18,198	$(4,367)	$94,653
Cost of sales	—	61,962	11,058	(4,263)	68,757

Gross profit	—	18,860	7,140	(104)	25,896

Operating expenses:
Sales and marketing	—	7,321	3,144	—	10,465
General and administrative	2,465	3,470	1,423	—	7,358
Amortization of intangible assets	116	152	1	—	269
Other operating (income) expense	(1,356)	1,121	442	—	207
Total operating expenses	1,225	12,064	5,010	—	18,299

Income (loss) from operations	(1,225)	6,796	2,130	(104)	7,597

Other (income) expense, net	4	(449)	(361)	—	(806)
Interest income	(3,661)	(5,534)	(48)	8,731	(512)
Interest expense	3,853	9,019	61	(8,731)	4,202

Income (loss) before income taxes	(1,421)	3,760	2,478	(104)	4,713

Income taxes	(554)	1,511	942	(14)	1,885

Net income (loss)	$(867)	$2,249	$1,536	$(90)	$2,828

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 27, 2003

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$67,660	$17,240	$(2,354)	$82,546
Cost of sales	—	50,267	11,613	(2,225)	59,655

Gross profit	—	17,393	5,627	(129)	22,891

Operating expenses:
Sales and marketing	—	6,797	2,602	(16)	9,383
General and administrative	1,095	3,103	1,282	—	5,480
Amortization of intangible assets	113	174	1	—	288
Other operating (income) expense	(768)	628	234	16	110
Facility rationalization charges	—	2,075	—	—	2,075
Total operating expenses	440	12,777	4,119	—	17,336

Income (loss) from operations	(440)	4,616	1,508	(129)	5,555

Other (income) expense, net	8	(553)	(154)	—	(699)
Interest income	(3,657)	(5,060)	(15)	8,380	(352)
Interest expense	3,281	8,538	102	(8,380)	3,541

Income (loss) before income taxes	(72)	1,691	1,575	(129)	3,065

Income taxes	(25)	107	1,202	(57)	1,227

Net income (loss)	$(47)	$1,584	$373	$(72)	$1,838

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$220,016	$59,344	$(10,958)	$268,402
Cost of sales	—	166,069	37,248	(10,939)	192,378

Gross profit	—	53,947	22,096	(19)	76,024

Operating expenses:
Sales and marketing	—	23,005	9,275	18	32,298
General and administrative	5,290	10,012	4,469	—	19,771
Amortization of intangible assets	348	464	3	—	815
Other operating (income) expense	(3,137)	2,318	1,069	(18)	232
Total operating expenses	2,501	35,799	14,816	—	53,116

Income (loss) from operations	(2,501)	18,148	7,280	(19)	22,908

Other (income) expense, net	4	(1,102)	(1,054)	—	(2,152)
Interest income	(10,975)	(16,655)	(146)	26,036	(1,740)
Interest expense	11,339	26,482	209	(26,036)	11,994

Income (loss) before income taxes	(2,869)	9,423	8,271	(19)	14,806

Income taxes	(1,118)	3,799	3,237	2	5,920

Net income (loss)	$(1,751)	$5,624	$5,034	$(21)	$8,886

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 27, 2003

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$199,927	$51,463	$(8,300)	$243,090
Cost of sales	—	151,028	33,684	(8,058)	176,654

Gross profit	—	48,899	17,779	(242)	66,436

Operating expenses:
Sales and marketing	—	22,855	8,549	(64)	31,340
General and administrative	3,382	9,786	3,801	—	16,969
Amortization of intangible assets	339	523	3	—	865
Other operating (income) expense	(2,368)	2,063	659	64	418
Facility rationalization charges	—	2,075	—	—	2,075
Total operating expenses	1,353	37,302	13,012	—	51,667

Income (loss) from operations	(1,353)	11,597	4,767	(242)	14,769

Other (income) expense, net	8	(1,750)	(290)	—	(2,032)
Interest income	(10,971)	(15,458)	(56)	25,012	(1,473)
Interest expense	9,842	25,549	262	(25,012)	10,641

Income (loss) before income taxes	(232)	3,256	4,851	(242)	7,633

Income taxes	(81)	1,478	1,658	(103)	2,952

Net income (loss)	$(151)	$1,778	$3,193	$(139)	$4,681

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$5,654	$8,464	$—	$14,118
Accounts, notes and leases receivable, net	—	97,398	9,678	—	107,076
Inventories	—	137,243	40,299	(1,150)	176,392
Prepaid expenses and other current assets	401	2,521	1,121	—	4,043
Deferred tax assets	—	8,152	5,092	—	13,244
Total current assets	401	250,968	64,654	(1,150)	314,873

Property, plant and equipment, net	171	83,980	16,514	—	100,665
Investment in subsidiaries	69,643	276,889	—	(346,532)	—
Trademarks	—	6,463	3,993	—	10,456
Goodwill	—	18,795	12,725	—	31,520
Other intangibles, net	3,054	2,514	1	—	5,569
Other assets	3,033	12,451	2,994	—	18,478
TOTAL ASSETS	$76,302	$652,060	$100,881	$(347,682)	$481,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,611	$3,816	$—	$10,427
Accounts payable	604	9,162	3,245	—	13,011
Other current liabilities	(12,236)	45,233	14,015	(300)	46,712
Total current liabilities	(11,632)	61,006	21,076	(300)	70,150

Long-term debt	176,677	53,065	—	—	229,742
Intercompany	(118,509)	119,533	(1,024)	—	—
Deferred tax liabilities	—	16,204	9,159	27	25,390
Other non-current liabilities	803	1,707	18,142	—	20,652
Total liabilities	47,339	251,515	47,353	(273)	345,934

Stockholders’ equity	28,963	400,545	53,528	(347,409)	135,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,302	$652,060	$100,881	$(347,682)	$481,561

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
.
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,250	$560,443	$97,346	$(287,374)	$445,665

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,751)	$5,624	$5,034	$(21)	$8,886
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	394	6,486	1,273	—	8,153
Amortization of bond premium	(167)	—	—	—	(167)
Deferred tax benefit	—	(175)	(148)	—	(323)
Debt issuance costs	(105)	—	—	—	(105)
Other	—	(13)	118	—	105
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(20,647)	3,339	—	(17,308)
Inventories	—	1,799	(6,039)	19	(4,221)
Prepaid expenses and other assets	(1,301)	(1,936)	(2,441)	—	(5,678)
Accounts payable	481	(169)	(298)	—	14
Other liabilities	2,358	(17)	512	2	2,855
Cash flows from operating activities	(91)	(9,048)	1,350	—	(7,789)

Cash flows from investing activities:
Capital expenditures	(45)	(2,482)	(665)	—	(3,192)
Proceeds from disposal of fixed assets	—	76	—	—	76
Acquisition of subsidiary, net of cash acquired	—	(35,309)	—	—	(35,309)
Cash flows from investing activities	(45)	(37,715)	(665)	—	(38,425)

Cash flows from financing activities:
Borrowings under lines of credit	661	80,031	7,419	(21,236)	66,875
Repayments under lines of credit	—	(41,289)	(7,639)	—	(48,928)
Repayments of long-term debt	—	(4,984)	—	—	(4,984)
Proceeds from issuance of stock	5,441	—	—	—	5,441
Intercompany transactions	(5,966)	6,346	(380)	—	—
Cash flows from financing activities	136	40,104	(600)	(21,236)	18,404

Effect of exchange rate changes on cash	—	58	(413)	—	(355)

Decrease in cash	—	(6,601)	(328)	(21,236)	(28,165)
Cash, beginning of period	—	12,255	8,792	21,236	42,283

Cash, end of period	$—	$5,654	$8,464	$—	$14,118

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 27, 2003

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(151)	$1,778	$3,193	$(139)	$4,681
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	382	6,656	1,176	—	8,214
Deferred tax expense (benefit)	—	(176)	407	—	231
Other	8	105	122	—	235
Facility rationalization charges	—	2,075	—	—	2,075
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(15,849)	(573)	(90)	(16,512)
Inventories	—	6,836	(3,232)	242	3,846
Prepaid expenses and other assets	203	1,147	(562)	—	788
Accounts payable	326	(2,294)	182	78	(1,708)
Other liabilities	3,127	490	363	(103)	3,877
Cash flows from operating activities	3,895	768	1,076	(12)	5,727

Cash flows from investing activities:
Capital expenditures	(54)	(2,035)	(663)	—	(2,752)
Capital contribution to subsidiary	—	(513)	513	—	—
Proceeds from disposal of fixed assets	—	4	—	—	4
Cash flows from investing activities	(54)	(2,544)	(150)	—	(2,748)

Cash flows from financing activities:
Borrowings under lines of credit	—	5,119	3,346	—	8,465
Repayments under lines of credit	(29)	(8,636)	(2,404)	3,546	(7,523)
Repayment of long-term debt	—	(4,874)	—	—	(4,874)
Proceeds from issuance of stock	501	—	—	—	501
Intercompany transactions	(4,313)	9,665	(5,364)	12	—
Cash flows from financing activities	(3,841)	1,274	(4,422)	3,558	(3,431)

Effect of exchange rate changes on cash	—	—	66	—	66

Increase (decrease) in cash	—	(502)	(3,430)	3,546	(386)
Cash, beginning of period	—	1,871	6,031	11,197	19,099

Cash, end of period	$—	$1,369	$2,601	$14,743	$18,713

ITEM 2                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

(Tabular Amounts in Thousands Except Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high-quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brasswind, woodwind, percussion and stringed instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig.  We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

Critical Accounting Policies

The nature of our business - the production and sale of musical instruments - is such that it rarely involves application of highly complex or subjective accounting principles.  The accounting policies that are subject to significant management estimates are those normally found in traditional businesses and include inventory reserves, accounts receivable reserves, reserves on notes receivable, recourse reserves on notes receivable, and warranty reserves.  We have significant experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  The allocation of purchase price for businesses acquired also requires substantial judgment. Management regularly performs assessments of the underlying assumptions and believes that they provide a reasonable basis for the estimates contained in our financial statements.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 27, 2003

	Quarter Ended				Change
	September 30, 2004		September 27, 2003		$	%

Net sales
Band	$47,052		$40,226		6,826	17.0
Piano	47,601		42,320		5,281	12.5
Total sales	94,653		82,546		12,107	14.7

Cost of sales
Band	38,456		30,754		7,702	25.0
Piano	30,301		28,901		1,400	4.8
Total cost of sales	68,757		59,655		9,102	15.3

Gross profit
Band	8,596	18.3%	9,472	23.5%	(876)	(9.2)
Piano	17,300	36.3%	13,419	31.7%	3,881	28.9
Total gross profit	25,896		22,891		3,005	13.1
	27.4%		27.7%

Operating expenses	18,299		17,336		963	5.6

Income from operations	7,597		5,555		2,042	36.8

Other income, net	(806)		(699)		(107)	15.3
Net interest expense	3,690		3,189		501	15.7

Income before income taxes	4,713		3,065		1,648	53.8

Income taxes	1,885	40.0%	1,227	40.0%	658	53.6

Net income	$2,828		$1,838		990	53.9

Overview –  We acquired substantially all of the assets of G. Leblanc Corporation, a high-quality band instrument manufacturer, on August 12, 2004.  Leblanc’s complete line of wind instruments and accessories is complementary to our existing product lines.  We expect to gain or strengthen market share in certain instrument areas as a result of this acquisition.  Our core band results were somewhat disappointing for the quarter. Although we experienced an increase in sales volume, the high production costs associated with these sales, as well as reduced production levels at some of our plants, continued to adversely impact band gross margins.

The performance of our piano division improved over the year ago quarter.  Our domestic operations experienced increases in both wholesale and retail sales volume, and our European and Asian operations also had improvements in sales and gross margin.

Net Sales – The increase in net sales of $12.1 million resulted in part from an 8% increase in Steinway grand unit shipments, as well as $0.7 million in benefit attributable to foreign exchange.  A 10% increase in Boston product shipments also contributed to the sales improvement of the piano division.  Our band division sales increased $6.8 million, $4.5 of which was generated from sales of Leblanc product since the acquisition date.  The remaining increase is attributable to sales of student band instruments to dealers who needed product to fulfill back-to-school demand, as well as a 16% increase in percussion unit shipments.

Gross Profit – Gross profit increased $3.0 million due to the higher overall sales and improved margin performance for the piano division.  Piano margins increased from 31.7% to 36.3% due to strong domestic retail sales and a favorable shift in mix towards higher margin grand units sold by our international divisions.  The increase in production days at our domestic piano factory also had a favorable impact on piano gross profit.  Band gross margins declined from 23.5% to 18.3% because we sold instruments that had higher costs resulting from our reduced production levels in 2003.  In addition, the $0.9 million charge to cost of sales that arose from the write-up of Leblanc inventory to fair value also negatively impacted gross margin.

Operating Expenses – Despite the absence of impairment charges of $2.1 million that resulted from our 2003 facility rationalization project, operating expenses increased $1.0 million. In the current period we incurred $1.2 million in professional service fees associated with regulatory compliance projects, $0.6 million in expenses attributable to Leblanc, and $0.4 million resulting from foreign currency translation.  Consistent with the sales improvement, we incurred $0.8 million more in sales and marketing costs primarily associated with increased promotions and commissions.

Interest Expense and Other Income, Net – These other expenses increased $0.4 million to $2.9 million due to the additional interest expense resulting from our issuance of an additional $29.0 million in 8.75% Senior Notes in February, 2004.

Income Taxes – Our effective tax rate of 40% is consistent with the prior period.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 27, 2003

	Nine Months Ended				Change
	September 30, 2004		September 27, 2003		$	%

Net sales
Band	$130,151		$123,525		6,626	5.4
Piano	138,251		119,565		18,686	15.6
Total sales	268,402		243,090		25,312	10.4

Cost of sales
Band	102,616		96,033		6,583	6.9
Piano	89,762		80,621		9,141	11.3
Total cost of sales	192,378		176,654		15,724	8.9

Gross profit
Band	27,535	21.2%	27,492	22.3%	43	0.2
Piano	48,489	35.1%	38,944	32.6%	9,545	24.5
Total gross profit	76,024		66,436		9,588	14.4
	28.3%		27.3%

Operating expenses	53,116		51,667		1,449	2.8

Income from operations	22,908		14,769		8,139	55.1

Other income, net	(2,152)		(2,032)		(120)	5.9
Net interest expense	10,254		9,168		1,086	11.8

Income before income taxes	14,806		7,633		7,173	94.0

Income taxes	5,920	40.0%	2,952	38.7%	2,968	100.5

Net income	$8,886		$4,681		4,205	89.8

Overview – We are continuing to implement our strategic plans in our band business.  Our new product introduction and channel distribution strategies have been accepted by the marketplace and we recently acquired substantially all of the assets of G. Leblanc Corporation, which will enable us to offer additional wind instruments that are complementary to our existing product lines.  Despite the increase in revenues, products produced domestically in the prior year continued to have lingering adverse effects on our gross margins.

Our piano division was able to significantly improve performance over the year ago period. Domestically, demand has fueled sales increases, especially at the retail level, and internationally we were able to capitalize on recent improvements in the Asian economy.

Net Sales– The increase in net sales of $25.3 million resulted from an 11% increase in Steinway grand unit shipments, which were primarily attributable to domestic operations, and a similar increase in overall Boston product shipments.  A $5.1 million benefit attributable to foreign exchange also contributed to the improvement.  The sales results for the band division increased $6.6 million, the majority of which was attributable to Leblanc product sales of $4.5 million in the third quarter.  The remaining $2.1 million resulted from recent improvements caused by the increased demand for band instrument products as school music dealers ordered product for the back-to-school season.  Demand for our percussion products remained strong throughout the period, also contributing to the sales improvement.

Gross Profit– Gross profit increased $9.6 million as piano margins increased from 32.6% to 35.1%.  The improvement in domestic retail sales, increased productivity in our domestic factory, and a favorable product mix sold by our European divisions all contributed to the increase in piano gross profit.  In 2003, band gross profit was adversely impacted by $1.9 million in payments to employees in accordance with expired labor contracts,  $1.3 million from work stoppages at two of our plants, and $0.3 million in severance costs associated with our facility rationalization project.  In 2004, gross profit was negatively impacted by $1.4 million in severance costs related to the same project, and a $0.9 million charge to cost of sales that arose from the write-up of Leblanc inventory to fair value.  Despite the decrease in these atypical charges, the band division’s gross margin deteriorated from 22.3% to 21.2% for the period as we sold instruments that had higher costs resulting from our reduced production levels in 2003.

Operating Expenses – Although the current period did not include $2.1 million in impairment charges associated with our facility rationalization project as in the prior year, operating expenses still increased $1.4 million.  The major contributors to the increase include the following:  $1.2 million in professional service costs associated with regulatory compliance projects, $1.2 million as a result of foreign currency translation, and $0.6 million attributable to Leblanc operations since the date of acquisition.   Sales and promotional expenses, increased commissions, and bonuses also contributed to the increase.

Interest Expense and Other Income, Net – These other expenses increased $1.0 million to $8.1 million primarily due to the additional interest expense resulting from our issuance of an additional $29.0 million in 8.75% Senior Notes in February, 2004.

Income Taxes –As a result of the strengthening of our domestic piano and band divisions and changes in tax legislation in certain states in which we do business, our effective tax rate has increased from 38.7% to 40.0% in the current period.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2004 and September 27, 2003 are summarized as follows:

	2004	2003	Change
Net income:	$8,886	$4,681	$4,205
Changes in operating assets and liabilities	(24,338)	(9,709)	(14,629)
Other adjustments to reconcile net income to cash from operating activities	7,663	10,755	(3,092)
Cash flows from operating activities	(7,789)	5,727	(13,516)

Cash flows from investing activities	(38,425)	(2,748)	(35,677)

Cash flows from financing activities	18,404	(3,431)	21,835

Cash flows from operating activities decreased $13.5 million.  This resulted from our use of an additional $8.1 million associated with increases in inventory purchases and production levels, which were comparatively low in the prior year, in part due to strikes at our Eastlake, Ohio and La Grange, Illinois manufacturing facilities.  The remaining use was associated with the funding of workers compensation depositary trust accounts, the anticipated refund of $2.2 million resulting from adjustments to the estimated purchase price for Leblanc, and the timing of payments against accrued liabilities.

The usage of in cash for investing activities of $35.7 million is primarily due to our acquisition of certain assets and liabilities of G.Leblanc Corporation in August 2004.  The increase in cash flows from financing activities of $21.8 million resulted primarily from borrowings on our domestic line of credit, which was used to finance the Leblanc acquisition.  In addition, stock option exercises and stock purchase plan activities contributed $5.4 million to cash flows.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.  The Credit facility expires on September 14, 2008.  As of September 30, 2004, there was $18.2 million in revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances, net of letter of credit deductions of $2.3 million, was approximately $64.5 million.  Open account loans with foreign banks also provide for borrowings by Steinway’s foreign subsidiaries of up to €12.6 million ($15.7 million at the September 30, 2004 exchange rate), net of borrowing restrictions of €0.4 million ($0.5 million at the September 30, 2004 exchange rate), and ¥600 million ($5.5 million at the September 30, 2004 exchange rate).  A portion of the euro account loans can be converted into a maximum of £0.5 million ($0.9 million at the September 30, 2004 exchange rate) for use by our UK branch.  We had $3.8 million in foreign loans outstanding as of September 30, 2004.

On February 4, 2004 we purchased 1,271,450 shares of our Ordinary common stock directly from our then largest institutional shareholder.  In exchange, we issued $29.0 million in principal amount of our 8.75% Senior Notes due 2011 under the existing indenture.  We issued these bonds at a premium of 106.3%.  This transaction increased our treasury stock by $31.6 million.

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

Our long-term financing consists primarily of $174.3 million of 8.75% Senior Notes, $18.2 million in revolving credit notes outstanding under the Credit Facility, and $42.2 million of term loans outstanding under the Credit Facility. Our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of September 30, 2004.

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

On August 12, 2004 we purchased substantially all of the assets of G. Leblanc Corporation, a manufacturer of high-quality band instruments, for $35.4 million.  The purchase is subject to customary closing conditions and purchase price adjustments.  We funded this acquisition with approximately $22.0 million in cash, supplemented by borrowings on our credit facility.  We expect to pay off the borrowings associated with the acquisition by the end of 2004.  Although we anticipate approximately $12.0 million in revenue to be generated by Leblanc in 2004, we do not expect a material impact on earnings until we sell through acquired inventory.  We expect this to occur by mid-2005.  We are not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs for the next twelve months.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of outstanding stock options under our Amended and Restated 1996 Stock Plan.  These options will have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

Contractual Obligations

The following table provides a summary of our contractual obligations at September 30, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$238,522	$10,427	$16,436	$37,314	$174,345
Operating leases (2)	274,185	5,266	8,827	6,960	253,132
Purchase obligations (3)	10,549	10,147	288	114	—
Other long-term liabilities (4)	18,946	1,512	3,023	3,023	11,388
Total	$542,202	$27,352	$28,574	$47,411	$438,865

Notes to Contractual Obligations:

(1) The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $258.1 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, imported products, and equipment.

(4) Other long-term liabilities consist primarily of pension obligations.

New Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  This statement also requires disclosure about the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows.  SFAS No. 132 is effective for fiscal years ending after December 15, 2003.  Disclosure of information about foreign plans required by this statement is effective for fiscal years ending after June 15, 2004.  Interim period disclosures for both domestic and foreign plans required by this statement are effective for periods beginning after December 15, 2003, and are included in Note 12.

ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts.  These contracts are used as a hedge against foreign currency transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The majority of our long-term debt is at a fixed interest rate.  Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates.  However, the fair value of our fixed interest debt would be sensitive to market rate changes.  Such fair value changes may affect our decision whether to retain, replace, or retire this debt.

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

During the quarter ended September 30, 2004 we filed or furnished the following reports on

Form 8-K:

(i)    On July 27, 2004 the Company filed a Current Report on Form 8-K announcing its entrance into an asset purchase agreement with G. Leblanc Corporation on July 22, 2004. Attached thereto as exhibits were the asset purchase agreement and a press release dated July 22, 2004 announcing the Company’s agreement to purchase substantially all of Leblanc’s properties, business, rights, and assets.

(ii)   On August 5, 2004, the Company filed a current Report on Form 8-K that included a press release issued on the same day announcing its results for the second quarter and six months ended June 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

STEINWAY MUSICAL INSTRUMENTS, INC.

/s/ Dana D. Messina
Dana D. Messina
Director, President and Chief Executive Officer

/s/ Dennis M. Hanson
Dennis M. Hanson
Senior Executive Vice President and
Chief Financial Officer

Date November 4, 2004