Form 10-K
period 2004-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2005-03-31
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Registrant’s telephone number, including area code

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $207,362,428 as of March 15, 2005 and $244,732,784 as of June 30, 2004.

Number of shares of Common Stock outstanding as of March 15, 2005:	Class A	477,952
	Ordinary	7,555,695
	Total	8,033,647

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Items 10-13 - Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

Note Regarding Forward-Looking Statements

Certain statements contained throughout this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution you that such statements are necessarily based on certain assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially from those indicated in this report.  These risk factors include, but are not limited to, the following: changes in general economic conditions; increased competition; work stoppages and slowdowns; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new band instrument product and distribution strategies; ability of suppliers to meet demand; and fluctuations in effective tax rates resulting from shifts in sources of income.  We have included further information on these factors in our Final Prospectus filed in August 1996 and in Registration Statement No. 333-62790 filed in June 2001, particularly in the sections entitled “Risk Factors.”  We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Note Regarding Incorporation By Reference

The Securities and Exchange Commission (“SEC”) allows us to disclose certain information to you by referring you to other documents we have filed with the SEC.  The information that we refer you to is “incorporated by reference” into this Annual Report on Form 10-K.  Please read that information.

PART I

Item 1.  Business

Company History

Steinway Musical Instruments, Inc., through its wholly-owned subsidiaries, is a global leader in the design, manufacture, marketing and distribution of high quality musical instruments.  We are the largest domestic manufacturer of musical instruments.  Whenever we refer to the “Company” or to “us,” or use the terms “we” or “our” in this annual report, we are referring to Steinway Musical Instruments, Inc. and its subsidiaries.

Steinway Musical Instruments, Inc., formerly Selmer Industries, Inc., was incorporated in 1993, at which time it purchased The Selmer Company, Inc. (“Selmer”), the largest U.S. manufacturer of band & orchestral instruments.  In May of 1995, we purchased Steinway Musical Properties, Inc. (“Steinway”), a manufacturer and distributor of acoustic pianos.  In August of 1996, Steinway Musical Instruments, Inc. became publicly held.

In September of 2000, we acquired United Musical Instruments Holdings, Inc. (“UMI”), the second largest manufacturer of band & orchestral instruments in the U.S. and on January 1, 2003 Selmer and UMI merged into Conn-Selmer, Inc. (“Conn-Selmer”).  In August of 2004, we acquired the assets of G. Leblanc Corporation, a manufacturer of high quality band instruments with production facilities in Wisconsin and France.

We are a Delaware corporation with our principal executive offices located at 800 South Street, Suite 305, Waltham, Massachusetts 02453, and our telephone number is (781) 894-9770.  Through our corporate website, www.steinwaymusical.com, we provide access free of charge to all of our filings with the SEC, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.  These reports are available immediately following filing with the SEC.  Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.  Additionally, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Financial Information by Segment and Geographic Location

Information on business segments and geographic areas in which we operated for the years ended December 31, 2004, 2003 and 2002 is contained in Note 18 to the Consolidated Financial Statements included in this report.

Musical Instrument Industry

We operate two reportable segments within the musical instrument industry - pianos and band & orchestral instruments.

Pianos - The overall piano market is comprised of two main categories: grand pianos and upright pianos. Steinway & Sons pianos compete in the high-end segment of the market, whereas our Boston and Essex lines compete in the mid-priced segment of the piano market.

During the latter half of the 1990s through 2000, the industry experienced growth in all categories of pianos as a result of the strong U.S. economy, favorable demographics, and a general resurgence in music interests.

Industry piano sales decreased in 2001 – 2003 as a result of the worldwide economic downturn.  Since Steinway realizes a majority of its profit from high-end grand piano sales, our results are generally more affected by economic cycles than by industry trends. However, favorable demographics, institutional sales, and the public's continued interest in music helped mitigate the impact of the economy on our piano business. As the U.S. economy rebounded in 2004, piano industry sales grew in all categories.

Market size and volume trends are difficult to quantify for international piano markets, as there is no single source for worldwide sales data.  Outside North America, our strongest market shares are in Germany, the United Kingdom, France and Switzerland.  We believe that we hold an average grand piano market share of approximately 13% in these countries.

Outside of the United States, China and Japan are the two largest grand piano markets in the world.  With our three piano lines, our market share of grand piano units is currently 4% in Japan and less than 1% in China.  While adverse economic conditions in Japan have slowed our expansion in that market, the Chinese market is growing at a rapid pace and we continue to target this region in our distribution strategies.  In 2004, we opened a distribution and selection facility in Shanghai.  We believe that our long-term prospects in Asia are favorable.

Band & Orchestral Instruments - We believe that the band & orchestral instrument market in the U.S. has historically been impacted more by demographic trends and school budgeting than by macroeconomic cycles.  While the domestic market continued to grow through the late 1990s, domestic supply outpaced demand. In recent years there has been an increase in units imported into the domestic market from offshore low-cost producers, as well as a decline in exports by domestic manufacturers. These factors have created a highly price sensitive domestic market, where manufacturers implemented aggressive pricing programs in an attempt to maintain market share positions.

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

Business and Products

Piano Segment

Our piano division concentrates on the high-end grand piano market, handcrafting Steinway pianos in New York and Germany.  The Steinway & Sons grand piano is considered to be the highest quality piano in the world and has one of the most widely recognized and prestigious brand names.  We also offer upright pianos as well as two mid-priced lines of pianos under the Boston and Essex brand names.

Steinway & Sons - We offer two premium-priced product lines under the Steinway & Sons brand: grand pianos and upright pianos.  Steinway pianos differ from all others in design specifications, materials used and the assembly process.  Grand pianos historically have accounted for the bulk of our production.  We offer eight sizes of the grand piano ranging from the 5’1” baby grand to the largest 9’ concert grand.  The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions.  Steinway grand pianos are premium pianos in terms of quality and price, with retail prices for ebony pianos generally ranging from $38,900 to $99,900 in the United States.  Limited edition pianos and pianos with exotic veneers sell for retail prices of up to $164,000.  In 2004, we sold 3,194 grand pianos, of which 2,237 units were shipped from our New York facility to dealers in the Americas.  The remaining 957 units were shipped from our German facility primarily to Europe and Asia.

Our upright pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations.  We also provide services, such as restoration, repair, replacement part sales, tuning and regulation of pianos.  Restoration services range from minor damage repairs to complete restorations of vintage pianos.

Boston Piano Company - The introduction of the Boston line in the early 1990s permitted us to compete in the mid-price category without sacrificing quality.  Today we offer two complete lines of grand and upright pianos for the mid-priced piano market under the Boston and Essex brand names.  With certain limited exceptions, we allow only Steinway dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway line.  These pianos, which were designed by us and are produced by Asian manufacturers, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor.  Also, these pianos provide future Steinway grand piano customers with the opportunity to join the Steinway family of owners sooner, since our research indicates that the vast majority of Steinway customers have previously owned another piano.  The Boston and Essex product lines also increase our business with our dealers, making us their primary supplier in many instances, since our three product lines together offer the full spectrum of piano prices and styles.  Together the Boston and Essex product lines offer twelve upright and grand piano sizes, with retail prices ranging from $5,200 to $39,990 in the United States.

Band Segment

We are the largest domestic producer of band & orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments with well-known brand names.  In 2004, sales of sourced products accounted for 35% of our band division revenue.  Approximately 20% of these sales were attributable to our new imported entry-level student woodwind and brass instruments.

Woodwind and Brass Instruments - We manufacture piccolos, flutes, clarinets, oboes, bassoons, saxophones, trumpets, French horns, tubas, and trombones in our manufacturing facilities in Indiana, Ohio, Wisconsin, and France.  We sell student level instruments in three distinct product groupings - “good” entry-level imported instruments, “better” mid-priced instruments, which are either imported or manufactured by us, and “best” instruments, which are manufactured by us.  We also manufacture intermediate and professional level woodwind and brass instruments.  Sales of woodwind and brass instruments accounted for 68% of our band division revenue in 2004.

We sell our woodwind and brass products under the Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Holton, Martin, Vito, Emerson, Noblet, Artley and Benge brand names.  Suggested retail prices generally range from $300 to $2,500 for student instruments and from $1,000 to $10,000 for intermediate and professional instruments.  We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics.  We believe that specialization of products helps maintain a competitive edge in quality and product design.  Our specialized woodwind and brass instruments sell for up to $25,000.

We are the exclusive U.S. distributor for Yanagisawa saxophones and Selmer Paris musical instruments. The Selmer Paris saxophone is the largest selling professional saxophone in the world.  Selmer Paris, in turn, has exclusive distribution rights to some of our woodwind and brass products in France.

Percussion Instruments - We manufacture and distribute acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, and chimes.  We manufacture percussion products in North Carolina and Illinois under the Ludwig and Musser brand names.  Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products.  Suggested retail prices range from $500 to $5,000 for acoustical drum outfits and from $2,000 to $15,000 for tuned percussion instruments, with specialized tuned instruments purchased by symphonies and orchestras selling for up to $20,000.  Sales of percussion instruments accounted for 15% of our band division revenue in 2004.

String Instruments - We assemble and distribute violins, violas, cellos, and basses.  Products are sold under the Glaesel, Scherl & Roth, and William Lewis & Son brand names.  Suggested retail prices generally range from $200 to $4,000 for student instruments and from $1,700 to $7,000 for intermediate and advanced instruments, with specialized instruments selling for up to $13,000. Components are primarily imported from Europe and Asia and assembled at our factory in Ohio.  Sales of string instruments accounted for 4% of our band division revenue in 2004.

Accessories - We manufacture mouthpieces and distribute accessories such as music stands, batons, mallets, straps, mutes, reeds, pads, chin rests, strings, bows, cases and instrument care products.  Sales of accessories accounted for 13% of our band division revenue in 2004.

Customers

Piano Segment

We distribute our pianos worldwide through approximately 180 independent piano dealers who operate nearly 300 showrooms.  We also sell our pianos through ten company-operated retail showrooms:  five in the U.S. and five in Europe.  Most Steinway grand piano sales are to individuals – both professional artists and amateur pianists.  Our typical customer is between 40 and 50 years old and has an intermediate to advanced level of musical skill.  He or she holds a graduate degree and reports a household income ranging from $150,000 to over $300,000 per year.

We also sell pianos to institutions such as concert halls, conservatories, colleges, universities and music schools.  Nearly 20% of our 2004 piano sales were to institutional customers.  To date, we have designated fifty schools and conservatories worldwide as “All-Steinway Schools.”  These institutions provide their students and faculties with the best instruments possible for the study of music – from the practice room to the recital hall - by owning only pianos designed by Steinway & Sons.

In 2004, approximately 57% of piano sales were in the United States, 28% in Europe and the remaining 15% primarily in Asia.  Our largest piano dealer accounted for approximately 4% of piano sales in 2004, while the top 15 accounts represented 30% of piano sales.

Band Segment

Band & orchestral instruments are sold to student, amateur and professional musicians, and institutions.  The majority of our instruments are purchased or rented from dealers by students enrolled in music education programs in the U.S.  Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to intermediate or professional level instruments in high school or college.  We estimate that approximately 85% of our domestic band sales are generated through educational programs.  The remaining domestic band sales are to professional or amateur musicians or performing groups, including orchestras and symphonies. Student level instruments accounted for approximately 70% of band & orchestral unit sales and approximately 40% of instrument revenues in 2004, with advanced and professional instruments representing the balance.  In 2004, 81% of band sales were in the United States, 9% in Europe and the remaining 10% primarily in Canada and Asia.  Our largest band dealer accounted for approximately 8% of band sales in 2004, while the top 15 accounts represented approximately 41% of band sales.

Sales and Marketing

Piano Segment

We distribute pianos primarily on a wholesale basis through approximately 180 select dealers around the world.  We have subsidiaries and dealers in both Japan and China that provide direct access to the expansive Asian piano market. Sales to dealers accounted for approximately 73% of piano segment revenue in 2004. The remaining 27% was generated from sales made directly by us at one of our ten company-operated retail showrooms.

We employ district sales managers whose responsibilities include developing close working relationships with piano dealers. These highly-experienced professionals provide dealers with sales training and technical support and develop sales and marketing programs for the consumer and institutional markets.  These sales managers are also responsible for promoting the Concert and Artist and the Steinway Artist programs described below.

Concert and Artist Piano Bank - To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank.  The Piano Bank includes approximately 450 instruments worldwide.  Of these instruments, approximately 350 are located in the United States.  In New York City alone, the Steinway concert department has approximately 160 concert grands available for various occasions.  The remaining domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program.  The Piano Bank promotes our instruments in the music industry and provides management with continuous feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist.  The Piano Bank instruments are generally sold after four years and replaced with new pianos.

Steinway Artist Roster - Steinway Artists are world-class pianists who voluntarily endorse Steinway & Sons by selecting the Steinway piano.  Our Steinway Artist program is unique in that we do not pay artists to endorse our instruments.  To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano.  We use these renowned artists in our marketing programs to help reinforce recognition of the Steinway brand name and its association with quality.  The Steinway Artist Roster currently includes approximately 1,300 of the world’s finest pianists who perform on Steinway pianos.  In return for their endorsements, Steinway Artists are provided with access to the Piano Bank described above.

Band Segment

Our band & orchestral, string and percussion instruments and accessories are distributed worldwide through approximately 1,800 independent musical instrument dealers and distributors.

In North America, we market our products through district sales managers, independent sales representatives, and telemarketing representatives who are responsible for sales within assigned geographic territories. Each district sales manager is also responsible for developing relationships with band & orchestral directors.  These directors represent all levels of music educators, from those who teach elementary school children through those involved at the college and professional levels. These individuals are the primary influencers in the choice of an instrument brand.  Band directors will generally refer students to designated dealers for the purchase of instruments.  As part of our music director outreach and support strategy, we have developed Conn-Selmer University to provide new teachers with the tools and instruction to excel in the music education environment.  We believe that our well-established, long-standing relationships with these influential music educators are an important component of our distribution strategy.

We also sell our instruments through dealers and distributors located in Europe and Asia.  We use international representatives to help market our products overseas. Dealers and distributors in the United States and abroad are supported through incentive programs, advertising and promotional activities.

We reach our customers through trade shows, educator conferences, print media, direct mail, telemarketing, the Internet and personal sales calls. We also actively advertise in consumer, educator and trade publications and provide educational materials, catalogs and product specifications to students, educators, dealers and distributors.  Our educational director travels extensively, lecturing and motivating students, educators and parents on the value of music in a child’s development.

Competition

Piano Segment

Steinway & Sons - The level of competition our pianos face depends on the market definition.  Steinway & Sons pianos hold a unique position at the top end of the grand piano market, both in terms of quality and price.  While there are many makers of pianos, only a few compete directly with our Steinway brand.  Other manufacturers of primarily higher priced pianos include Bösendorfer and Fazioli.

Because Steinway pianos are built to last for generations, used Steinways are the primary competition in our market segment.  It is difficult to estimate the significance of used piano sales, since most are conducted in the private aftermarket.  However, we have increased our emphasis on restoration services and the procurement, refurbishment and sale of used Steinway pianos to help us mitigate the impact of these aftermarket sales on our piano business.

Boston Piano Company – While our mid-priced pianos compete with brands such as Baldwin and Schimmel, our primary competition is from Japanese and Korean manufacturers such as Kawai, Yamaha and Young Chang.  By working with manufacturers in the same geographic areas, we are able to enjoy labor costs and manufacturing efficiencies similar to those of our primary competitors while offering consumers the added benefit of pianos designed by Steinway & Sons.

Piano manufacturing in China has been growing at a rapid pace in recent years.  While Chinese manufacturers have begun producing low-priced, smaller grand pianos, a vast majority of the production continues to be upright pianos.

Band Segment

We are the largest domestic producer of band & orchestral instruments.  We enjoy leading market shares with many of our professional level instruments.  Yamaha, a Japanese corporation, is our largest competitor.  New entrants into the domestic market generally experience difficulty competing due to the need for both brand recognition and an effective distribution system.

Competition for sales of student level instruments in the U.S. has intensified in recent years due to the growth of offshore manufacturers.  These producers enjoy low labor costs, which make it possible for them to offer instruments at highly competitive prices.  It is difficult to quantify the impact of imported musical instruments since the majority of offshore manufacturers do not report data through typical industry channels.

Patents and Trademarks

Steinway & Sons pioneered the development of the modern piano with over 125 patents granted since our founding.  While we have several patents effective and pending in the United States and in several foreign countries, we do not believe our business is materially dependent upon any single patent.

We also have some of the most well-known brand names in the music industry.  Our piano trademarks include Steinway, Steinway & Sons, the Lyre design, Boston, Boston designed by Steinway & Sons, Heirloom Collection, and Essex. Our band & orchestral trademarks include Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Ludwig, Musser, Holton, Glaesel, Scherl & Roth, Emerson, William Lewis & Son, Noblet, and Artley.  We consider our trademarks to be important and valuable assets.  It is possible that the termination, expiration or infringement of one or more of our trademarks may have an adverse affect on our business, depending on the trademark and the jurisdiction.  Accordingly, we maintain trademark registrations in appropriate jurisdictions on an ongoing basis and vigorously pursue any infringement by competitors.

Raw Materials, Component Parts, and Sourced Products

Our raw materials consist primarily of metals and woods.  A majority of these materials is sourced from the Americas, with the balance coming from Europe, Asia and Africa.  We acquired our sole domestic piano plate manufacturer and primary piano key maker to ensure availability of these component parts.  Component parts for string and percussion instruments are imported from Europe and Asia.  We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2005 or in the future.

Our Boston and Essex piano lines are each sourced from a single manufacturer, as are our Selmer Paris instruments and certain other component parts.  Although we may experience delays in availability of product due to the lead times required by these manufacturers, we do not anticipate any material disruptions to the supply of these products.  Many of the student level band & orchestral instruments included in our “good” and “better” product groupings are also sourced from single manufacturers.  We continually scrutinize these suppliers and the quality of products that they manufacture for us and we believe that we have a sufficient number of qualified suppliers to ensure availability of all offered products in the upcoming year.

Labor

As of December 31, 2004, we employed 2,386 people, consisting of 1,795 hourly production workers and 591 salaried employees.  Of the 2,386 employees, 1,842 were employed in the United States and the remaining 544 were employed primarily in Europe.

Approximately 60% of our workforce in the United States is represented by labor unions.  The following table indicates the union representation and the current status of our collective bargaining agreements in the U.S.:

Location	Union affiliation	Type of manufacturing	Number of employees	Agreement expiration
Elkhorn, WI	International Boilermakers, Iron Shipbuilder, Blacksmiths, Forgers & Helpers	Band instruments	71	July 19, 2005
Elkhart, IN	United Auto Workers	Band instruments	246	April 1, 2006
New York, NY	United Furniture Workers	Pianos	490	December 31, 2006
Springfield, OH	Glass, Molders, Pottery, Plastics & Allied Workers	Piano plates	32	November 8, 2007
LaGrange, IL	Carpenters	Percussion instruments	38	November 16, 2007
Eastlake, OH	United Auto Workers	Band instruments	215	February 16, 2008

In Germany, the worker’s council represents all employees other than management.  Nevertheless, most employment contract conditions are settled in collective bargaining agreements made between various trade unions and the employer organizations to which we belong. Generally, agreements are negotiated on an annual basis.  The Company believes that relations with its employees and these unions are generally good.

Item 2.  Properties

We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York City.  The remaining Steinway retail stores are leased.  Substantially all of the domestic real estate has been pledged to secure our debt.

The following table lists our significant owned and leased facilities:

Location

Owned/ Leased

Approximate Floor Space (Square Feet)

Type of Facility and Activity Performed

Long Island City, NY	Owned	450,000	Piano manufacturing; restoration center; administrative offices; training
New York, NY	Owned	217,000	Piano retail store/showroom; office rental property
Westbury, NY	Leased	15,000	Piano retail store/showroom
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices; training
	Leased	6,000	Piano retail store/showroom
Munich, Germany	Leased	15,000	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Wuppertal, Germany	Leased	27,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	12,000	Piano warehouse/showroom/workshop
London, England	Leased	10,000	Piano showroom
	Leased	6,000	Piano workshop/storage
Tokyo, Japan	Leased	9,000	Piano selection center; warehouse
	Leased	2,000	Administrative offices
Eastlake, OH	Owned	160,000	Brass instrument manufacturing
Elkhart, IN	Owned	150,000	Brass instrument manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	77,000	Former band instrument manufacturing
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Elkhorn, WI	Owned	58,000	Brass instrument manufacturing
Kenosha, WI	Owned	95,000	Woodwind manufacturing; warehouse
	Owned	43,000	Brass instrument manufacturing
Nogales, AZ	Owned	22,000	Former woodwind instrument manufacturing, rental property
LaGrange, IL	Owned	46,000	Percussion instrument manufacturing
Monroe, NC	Leased	154,000	Drum and case manufacturing
Cleveland, OH	Leased	62,000	String instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse
LaCouture Boussey, France	Owned	32,000	Woodwind manufacturing

We spent $5.2 million for capital improvements in 2004, consisting primarily of facility improvement projects related to our facility rationalization project, machinery and equipment purchases, and office equipment upgrades and replacements.  We expect capital spending in 2005 to be in the range of $5.0-7.0 million, relating to machinery and equipment purchases, system upgrades, and facility improvements.

Item 3.  Legal Proceedings

General

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

Environmental Matters

We are required to comply with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances.  Certain environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances, which responsibility is broadly construed.

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

We operate other manufacturing facilities that were previously owned by Philips Electronics North America Corporation (“Philips”).  Philips agreed to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  For the fourth site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has a present net cost of approximately $14.5 million.  The EPA has named over 40 persons or entities as potentially responsible parties at this Elkhart, Indiana site, including four Conn-Selmer predecessor entities. For two of these entities, which were previously owned by Philips, this matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.  Our potential liability at any of these sites is affected by several factors including, but not limited to, the method of remediation, our portion of the materials in the site relative to the other named parties, the number of parties participating, and the financial capabilities of the other potentially responsible parties once the relative share has been determined.  No assurance can be given, however, that additional environmental issues will not require other, currently unanticipated investigation, assessment or remediation expenditures or that Philips will make payments that it is obligated to make under the Environmental Indemnity Agreement.

We are also continuing an existing environmental remediation program at a facility acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $1.0 million.  We have accrued approximately $0.8 million for the estimated remaining cost of this remediation program, which represents the present value of the total estimated cost using a discount rate of 4.54%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2005	$237
2006	75
2007	54
2008	47
2009	$47
Thereafter	514
$974

In 2004, we acquired manufacturing facilities for which environmental remediation programs had already been established.  Based on our current assessment, we have accrued approximately $0.8 million for the cost of these remediation programs.

The matters described above and our other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on our capital expenditures, earnings, or competitive position.  However, some risk of environmental liability is inherent in the nature of our current and former business and we might, in the future, incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental laws.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.  Markets For Registrant’s Common Equity and Related Stockholder Matters

Our Ordinary common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “LVB”.  The following table sets forth, for the periods indicated, the high and low share prices of our Ordinary common stock as reported on the NYSE.

	High	Low
Year Ended December 31, 2004
First Quarter	$33.90	$23.25
Second Quarter	36.50	32.10
Third Quarter	35.41	25.59
Fourth Quarter	29.36	26.76

Year Ended December 31, 2003
First Quarter	$16.60	$14.25
Second Quarter	16.25	12.30
Third Quarter	18.20	15.27
Fourth Quarter	24.70	16.85

We have two classes of common stock: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  As of March 24, 2005, there were 2,925 beneficial shareholders of our Ordinary common stock and two holders of record of the Class A common stock.

We are restricted by the terms of our outstanding debt and financing agreements from paying cash dividends on our common stock.

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

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plan and our Amended and Restated 1996 Stock Plan, which were approved by security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	872,227	$19.92	477,018
Total	872,227	$19.92	477,018

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data as of and for each of the five years in the period ended December 31, 2004, derived from our audited financial statements.  The table should be read in conjunction with our consolidated financial statements, including the footnotes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

(In thousands except share and per share data)

Years Ended December 31,	2004 (1)	2003	2002	2001	2000 (2)
Income statement data:
Net sales	$375,034	$337,220	$332,297	$352,612	$331,698
Gross profit	109,133	92,553	97,151	103,521	101,688
Income from operations	34,241	22,824	31,399	34,495	38,419
Net income	15,867	9,698	14,909	8,738	14,887
Earnings per share:
Basic	$1.97	$1.09	$1.68	$0.98	$1.67
Diluted	$1.91	$1.09	$1.68	$0.98	$1.67

Weighted average shares:
Basic	8,046,256	8,924,578	8,877,256	8,928,000	8,921,091
Diluted	8,304,066	8,925,672	8,882,165	8,928,000	8,921,108

Balance sheet data (at year end):
Cash	$27,372	$42,283	$19,099	$5,545	$4,989
Current assets	308,761	288,270	267,346	254,474	263,376
Total assets	477,545	445,665	423,731	409,537	419,739
Current liabilities	72,893	61,304	53,302	49,318	56,515
Total debt	221,208	196,602	200,636	211,203	223,410
Stockholders’ equity	145,553	152,635	131,208	115,773	111,190

Other financial data:
Capital expenditures	5,186	5,462	5,604	7,141	7,890

Margins:
Gross profit	29.1%	27.4%	29.2%	29.4%	30.7%
Operating	9.1%	6.8%	9.4%	9.8%	11.6%

Notes to Selected Consolidated Financial Data:

(1)          We acquired Leblanc in August 2004.

(2)          We acquired UMI in September 2000.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Tabular Amounts in Thousands)

Introduction

The following discussion provides an assessment of the results of our operations and liquidity and capital resources together with a brief description of certain accounting policies.  Accordingly, the following discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included within this report.

Overview

We, through our operating subsidiaries, are one of the world’s leading manufacturers of musical instruments.  Our strategy is to capitalize on our strong brand names, leading market positions, strong distribution networks, and quality products.

Piano Segment - Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts.  The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales.  Given the total number of these pianos that we sell in any year (3,194 sold in 2004), a slight change in units sold can have a material impact on our business and operating results.  Our results are also influenced by sales of Boston and Essex pianos, which together represented approximately 55% of total piano units sold but less than 20% of total piano revenues in 2004.  Our Boston and Essex piano lines are manufactured in Asia, each by a single manufacturer.  The ability of these manufacturers to produce and ship products to us could impact our business and operating results.  In 2004, approximately 57% of piano sales were in the United States, 28% in Europe and the remaining 15% primarily in Asia. For the year ended December 31, 2004, our piano segment sales were $203.7 million, representing 54% of our total revenues.

Piano Outlook for 2005 - We expect another successful year for our piano segment with continued growth in revenue.  Gross margins should remain relatively stable as we expect somewhat higher production levels to offset manufacturing cost increases.  We expect the higher costs of Boston inventory purchases caused by unfavorable exchange rates to be mitigated by price increases we have already implemented.  We currently have sufficient, but not excessive, manufacturing capacity to meet anticipated or increased demand.

Band Segment - Our student band instrument sales are influenced by trends in school enrollment, general attitudes toward music and the arts and our ability to provide competitively priced products to our dealer network.  Management estimates that 85% of our domestic band sales are generated through educational programs.  Our school instrument business is correlated to the number of school children in the United States, which has peaked and is expected to remain relatively stable over the next few years.  However, our sales growth has been adversely affected in recent years by the abundance of competitively priced imported student instruments available to our dealers and their ability to purchase these products directly from offshore sources.

In order to compete with these mass-merchandised offshore instruments, we restructured our product offerings to include quality, competitively priced brand-name imported instruments that are built to our specifications.  We now offer quality-controlled, brand-name products at multiple price points through distribution channels which support the music education market.  Our product offerings are tailored to the needs of traditional school music dealers who provide full-service rental programs to beginning band students, as well as music retailers and e-commerce dealers selling directly to end consumers from their stores or through the Internet.

Consistent with past patterns, beginner instruments accounted for approximately 70% of band & orchestral unit shipments and approximately 40% of band instrument revenues in 2004, with advanced and professional instruments representing the balance. In 2004, approximately 81% of band sales were in the United States, 9% in Europe and the remaining 10% primarily in Asia.  For the year ended December 31, 2004, our band sales were $171.3 million, representing 46% of our total revenues.

Band Outlook for 2005 - We continue to see shifts in the buying patterns of our dealers within and between our various distribution channels.  Accordingly, pinpointing the demand for our products at the student, institutional, and professional levels, synchronizing product availability with demand, and filling the needs of our distribution channels in both domestic and export markets has become far more challenging than in the past.  This process will continue to be a major focus for us going forward.  We expect a demanding first half of the year as we complete the integration of the Leblanc operations and product offerings into our business and strive to improve productivity at locations affected by our facility rationalization activities.  The latter half of the year should show improvement over past performance, both in net sales and gross margin.  We anticipate a gradual return to more efficient production levels and a more appropriate balance of manufactured and imported products to meet demand for the back-to-school selling season.

Inflation and Foreign Currency Impact - Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

Sales to customers outside the United States represented 32% of consolidated sales in 2004.  We record sales in euro, Japanese yen, British pounds, and Chinese renminbi. In 2004, we generated 73% of our international sales through our piano segment and, solely as a result of foreign exchange rate changes, piano sales increased $6.8 million. Although currency fluctuation affects international sales, it also affects cost of sales and related operating expenses. Consequently, it generally has not had a material impact on operating income.  We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division.  We do not purchase currency related financial instruments for purposes other than exchange rate risk management.

Taxes – We are subject to U.S. income taxes as well as tax in several foreign jurisdictions in which we do business.  Some of these foreign jurisdictions have higher statutory rates than the U.S.  In addition, certain of our operations are subject to both U.S. and foreign taxes.  However, in such cases we receive a credit against our U.S. taxes for foreign taxes paid equal to the percentage that such foreign income represents of the total income subject to U.S. tax.  Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and the absorption of foreign tax credits in the U.S.  In 2002, we were not able to utilize foreign tax credits carried forward from prior years, but were effective at using many of the foreign tax credits generated that period.  In 2003, we were able to utilize foreign tax credits carried forward from prior years due to the higher proportion of our foreign source income to overall income.  In 2004, we were able to use the majority, but not all, of the foreign tax credits generated in the current period.  However, because the American Jobs Creation Act of 2004

(the “Act”) extended the foreign tax credit carryover period we were able to recognize a partial benefit for the current year’s excess foreign tax credits.

The strengthening of our domestic piano and band businesses is expected to result in less effective use of our foreign tax credits and credit carryforwards in the upcoming year.  In addition, the states in which we do business have either repealed or are likely to repeal legislation that had been beneficial to tax paying businesses.  These events may have an adverse impact on our effective tax rate for 2005.  Conversely, we expect to benefit from other provisions of the Act, such as the additional tax deduction provided to domestic manufacturers.  To date, we have not fully assessed the impact of all these tax law changes but currently expect our effective tax rate to increase in 2005 relative to 2004.

Results of Operations

Fiscal Year 2004 Compared to Fiscal Year 2003

					Change
For years ended December 31,	2004		2003		$	%

Net sales
Band	$171,346		$157,460		13,886	8.8
Piano	203,688		179,760		23,928	13.3
Total sales	375,034		337,220		37,814	11.2

Cost of sales
Band	137,779		126,369		11,410	9.0
Piano	128,122		118,298		9,824	8.3
Total cost of sales	265,901		244,667		21,234	8.7

Gross profit
Band	33,567	19.6%	31,091	19.7%	2,476	8.0
Piano	75,566	37.1%	61,462	34.2%	14,104	22.9
Total gross profit	109,133		92,553		16,580	17.9
	29.1%		27.4%

Operating expenses	75,255		66,771		8,484	12.7
Facility rationalization	(363)		2,958		(3,321)	(112.3)
Total operating expenses	74,892		69,729		5,163	7.4

Income from operations	34,241		22,824		11,417	50.0

Other income, net	(3,163)		(3,517)		354	(10.1)
Net interest expense	13,437		11,945		1,492	12.5

Income before income taxes	23,967		14,396		9,571	66.5

Income tax provision	8,100	33.8%	4,698	32.6%	3,402	72.4

Net income	$15,867		$9,698		6,169	63.6

Overview – 2004 was a year committed to improvement of our band business.  We continued the facility rationalization project started in 2003, closing one of our Elkhart, Indiana plants in April 2004 and moving production into existing facilities.  Our redesigned distribution policy enabled us to grow our e-commerce, catalog, music retailer, professional, and export sales categories.  Our expanded product line, which includes lower-priced, brand-name sourced instruments, has been well accepted in the marketplace, and we experienced increases in sales of these products once we worked through availability issues.  However, we maintained lower-than-normal production levels for certain products in order to manage inventory levels, which adversely impacted margins.  We were presented with the opportunity to purchase substantially all of the assets of G. Leblanc Corporation, which enabled us to strengthen our existing band product lines.  Leblanc faces the same excess capacity issues we have experienced, announcing the closure of one of its manufacturing facilities just prior to the acquisition.  Accordingly, we expect our overall production rationalization activities to extend beyond the timeframe originally anticipated as we factor Leblanc’s production capabilities into our analysis.

Our piano business had a very successful year. Domestic wholesale sales remained strong, and retail sales were bolstered by the two additional retail stores that were fully operational for all of 2004.  Our European business remained stable, while our Asian business improved, primarily due to our Shanghai facility being operational since spring 2004.  Although sales and marketing expenses were higher than expected, these costs were more than offset by margin improvements due to improved production levels, efficiencies, and product mix.

Net Sales – Net sales increased $37.8 million.  This resulted in part from a 9% increase in Steinway grand unit shipments, as well as a $6.8 million benefit attributable to foreign exchange.  The total piano sales increase of $23.9 million also reflects the increase in higher-priced retail unit sales resulting from our additional domestic storefronts being operational for the full year, as well as strong wholesale shipments throughout the year.  Band & orchestral instrument sales increased $13.9 million on an overall unit increase of 17%.  The band sales increase includes $9.6 million attributable to the Leblanc acquisition, with the remainder resulting from core business growth, especially professional brass and percussion instruments.

Gross Profit – Gross profit improved $16.6 million primarily due to the piano margin improvement from 34.2% to 37.1%.  Higher domestic production levels, overseas production and labor efficiencies, and improved retail sales were the primary drivers of the increase.  A shift in our international divisions’ sales mix towards higher margin grands also contributed to the improvement.  Although band segment gross profit improved $2.5 million, gross margins declined slightly. Atypical charges affecting margin in 2004 totaled $2.6 million, comprised primarily of severance and higher costs associated with the acquisition write-up of Leblanc inventory to fair value.  In 2003, atypical charges totaled $6.0 million, including severance costs, strike costs, and inventory impairment charges.  Despite the reduction in atypical charges and improved margins on imported student products, gross margins decreased slightly from 19.7% to 19.6%.  This was primarily due to increased freight expenses, production inefficiencies for some woodwind products, and reduced production levels of certain brass instruments.  Significant increases in costs of raw materials such as silver and copper also adversely affected band gross margins.

Operating Expenses – Operating expenses increased $5.2 million despite the $3.3 million decrease in impairment charges compared to the prior year.  Over $3.1 million of this increase resulted from external costs associated with our Sarbanes-Oxley compliance project. $2.2 million of the increase is attributable to foreign exchange, and we incurred incremental expenses of $1.4 million associated with Leblanc.  The remainder of the increase resulted primarily from increased advertising and promotional costs and increased bonus payments.

Non-operating Expenses – Non-operating expenses increased $1.8 million primarily due to the additional interest expense resulting from our issuance of $29.0 million of 8.75% Senior Notes in February 2004.

Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

					Change
For years ended December 31,	2003		2002		$	%

Net sales
Band	$157,460		$167,708		(10,248)	(6.1)
Piano	179,760		164,589		15,171	9.2
Total sales	337,220		332,297		4,923	1.5

Cost of sales
Band	126,369		127,849		(1,480)	(1.2)
Piano	118,298		107,297		11,001	10.3
Total cost of sales	244,667		235,146		9,521	4.0

Gross profit
Band	31,091	19.7%	39,859	23.8%	(8,768)	(22.0)
Piano	61,462	34.2%	57,292	34.8%	4,170	7.3
Total gross profit	92,553		97,151		(4,598)	(4.7)
	27.4%		29.2%

Operating expenses	66,771		65,752		1,019	1.5
Facility rationalization	2,958		—		2,958
Total operating expenses	69,729		65,752		3,977	6.0

Income from operations	22,824		31,399		(8,575)	(27.3)

Other income, net	(3,517)		(3,939)		422	(10.7)
Net interest expense	11,945		13,279		(1,334)	(10.0)

Income before income taxes	14,396		22,059		(7,663)	(34.7)

Income tax provision	4,698	32.6%	7,150	32.4%	(2,452)	(34.3)

Net income	$9,698		$14,909		(5,211)	(35.0)

Overview – 2003 was a year of transition in our band business. Our results were negatively impacted early on by strikes at two of our plants.  We began a facility rationalization project to reduce manufacturing space by 20% and position the business to improve future margins on manufactured products.  We reduced production in order to bring down excess manufactured inventory levels.  Lastly, in October, we expanded our product line and introduced many new, quality-controlled sourced products that have been made to our specifications.  We also revamped our distribution policy to include channels not previously utilized and now offer step-up and professional instruments through catalogs and via the Internet.  Additionally, we now offer school music dealers a full line of instruments, including lower-priced, brand-name instruments which are a favorable alternative to mass-produced, offshore products.

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

Net Sales – The increase in net sales of $4.9 million resulted from a $15.2 million improvement in piano sales, which occurred despite relatively flat Steinway grand units shipments.  The piano sales increase reflects $10.2 million in benefit attributable to foreign exchange, as well as annual price increases and a shift in mix towards higher-priced retail units.  Band & orchestral instrument sales decreased $10.2 million on an overall unit decrease of 12%, reflecting the decreased demand for higher cost beginner instruments.  The delay in availability of product resulting from the union strikes at our LaGrange, Illinois and Eastlake, Ohio plants (settled in March and May, respectively) also contributed to the sales shortfall.  These factors were mitigated in part by a shift in sales mix towards higher-priced step-up and professional instruments and an 11% increase in percussion unit shipments.

Gross Profit – Gross profit decreased $4.6 million in 2003 as both the piano and band segments experienced deteriorating gross margins.  Piano margins decreased slightly to 34.2% despite the shift towards retail units, primarily due to the $1.4 million resulting from unfavorable foreign exchange rates on Boston inventory purchases.  Gross margins for the band & orchestral segment declined to 19.7%, corresponding to a gross profit decrease of $8.8 million.  This decrease includes $1.9 million paid to employees in accordance with the terms of expired labor contracts, and $1.3 million in underabsorbed overhead and lost profit resulting from the work stoppages at two of our plants.  In addition, we incurred $1.2 million in inventory impairment charges and $1.7 million in severance costs associated with the closure of our Nogales, Arizona woodwind manufacturing facility and the imminent (April 2004) closure of one of our Elkhart, Indiana woodwind manufacturing facilities.  Production levels, which were reduced at one of our brass instrument plants in order to manage excess inventory levels, and increased pension expenses of $1.1 million, also adversely impacted band segment margins in 2003.

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

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness, finance acquisitions, and fund our capital expenditures.

Cash Flows - Our statements of cash flows are summarized as follows:

For the years ended December 31,	2004	2003	2002
Net income:	$15,867	$9,698	$14,909
Changes in operating assets and liabilities	(1,305)	8,350	3,813
Other adjustments to reconcile net income to cash from operating activities	9,311	12,845	10,177
Cash flows from operating activities	23,873	30,893	28,899

Cash flows from investing activities	(40,720)	(5,452)	(5,600)

Cash flows from financing activities	1,019	(2,767)	(9,718)

In 2004, cash flows from operating activities decreased $7.0 million.  This increased use of cash was caused primarily by a) a $5.4 million rise in piano inventory levels to support our expansion in Asia; b) $3.1 million in higher receivables primarily associated with band sales increases, and c) $3.4 million transferred to workers compensation and environmental depositary trust funds which replaced more expensive letters of credit previously used.  In 2003, cash flows from operating activities increased $2.0 million despite the $5.2 million decrease in net income primarily as a result of our control over inventory, reduced manufacturing levels, and management of our accounts receivable and payable.  In 2002, inventory and accounts receivable management contributed $8.0 million to cash flows from operations.

Cash used for investing activities of $40.7 million is primarily due to our acquisition of certain assets of G. Leblanc Corporation for $36.8 million in August 2004.  The final purchase price for the business acquisition is subject to adjustment and has not been finalized.  Accordingly, additional cash expenditures may be necessary.  Year over year, capital expenditures were relatively comparable at $5.2 million in 2004, $5.5 million in 2003 and $5.6 million in 2002 (See Capital Expenditures discussion below.)

In 2004, cash provided by financing activities of $1.0 million resulted from stock option exercises and stock purchase plan activities totaling $5.7 million, which more than offset the $4.6 million in net borrowings and scheduled debt amortization on our lines of credit.  In 2003, financing activities consisted primarily of scheduled debt amortization of $6.5 million, counterbalanced in part by net borrowings of $2.3 million on our foreign lines of credit.  These borrowings were made primarily to support an increase in working capital.  In 2002, cash used for financing activities resulted from the scheduled amortization of our term loans of $6.4 million, as well as the repurchase of $4.7 million of our Senior Notes.  (See Borrowing Activities and Availability discussion below.)

Capital Expenditures - Our capital expenditures consist primarily of machinery and equipment purchases, system upgrades, and facility improvements.  In 2005, we expect our capital spending to be in the range of $5.0 - $7.0 million relating to factory improvements, equipment, process, and tooling upgrades, and machinery and equipment purchases.

Seasonality - Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below.  Due to these programs, we have large working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $90-95 million in August and September, and lesser requirements when they are at lows of approximately $70-75 million in January and February.  The financing options, intended to assist dealers with the seasonality inherent in the industry and facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules.  The following forms of financing are offered to qualified band instrument dealers:

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

Off Balance Sheet Arrangements – In 2002, our customers financed notes receivable with a third party, to which we had a recourse obligation under the financing agreement.  We received proceeds of $2.6 million from the financing of such notes.  In 2003, no customer receivables were subject to such financing or recourse obligations. In 2004, certain customers of our Leblanc subsidiary financed notes receivable with a third party, to which we have a recourse obligation.  We received proceeds of $1.4 million from the customer financing of such notes.  As of December 31, 2004, the outstanding balance on these customer notes was $3.0 million.  We have included a corresponding recourse obligation of $1.2 million in other current liabilities as of December 31, 2004.  We expect the duration of our recourse obligation not to exceed one year.  Our total maximum recourse obligation under this arrangement includes the outstanding balance on the notes, as well as any interest or late fees that may be incurred by our customers.  We received an indemnification from G. Leblanc Corporation in connection with our acquisition of certain of its assets and assumption of certain liabilities.  (See Note 3.)  As of December 31, 2004, we have recognized a receivable of $0.6 million associated with this indemnification.

Unlike many of our competitors in the piano industry, with limited exceptions, we do not provide extended financing arrangements to our dealers.  To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers.  We generally provide no guarantees with respect to these arrangements.

Retail Financing Obligations – Certain of our foreign retail sales were financed by our customers through a local bank under an arrangement that included an obligation on our part to repurchase pianos seized by the bank upon default of the customer. The buy back price is established as a percentage of the original sales price, starting at 80% in the first year and declining to 30% in the fifth year of the loan.

This program ceased in the first quarter of 2003. Nevertheless, because our obligation continues until the bank is paid in full by the customer, our commitment can remain outstanding for up to 8 years – the maximum term of the consumer loan.

Our maximum obligation under this arrangement is estimated to be approximately €1.4 million ($1.8 million at the December 31, 2004 exchange rate). To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote. Accordingly, we have not recognized a liability for this obligation in our financial statements. Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

Pensions and Other Postretirement Benefits - When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension and other postretirement benefits, we used a long-term rate of return on plan assets of 9%, which was developed with input from our actuaries and our investment committee, and is consistent with prior years.  We believe that 9% is consistent with the historical long-term return trends on our domestic pension assets and our expectations for future returns.  The discount rate utilized for determining future pension obligations for our domestic plans is based on long-term bonds receiving an AA- or better rating by a recognized rating agency.  The resulting discount rate decreased from 6.50% at December 31, 2003 to 6.0% at December 31, 2004.

The discount rates and rates of returns on plan assets for our foreign pension and other postretirement benefit plans were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur in the applicable jurisdiction.

Borrowing Activities and Availability - Our real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory, and fixed assets.  As of December 31, 2004, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances was approximately $82.6 million, net of letters of credit. The real estate term loan is payable in monthly installments of $0.2 million and includes interest at average 30-day LIBOR (2.40% at December 31, 2004) plus 1.5%.  This term loan is secured by all of our interests in the Steinway Hall property.  The acquisition term loan is repayable in monthly installments of $0.4 million through August 2005 and monthly installments of $0.6 million from September 2005 through September 2008.  The acquisition term loan and revolving credit loans bear interest at average 30-day LIBOR plus 1.75%.  All of our borrowings under the Credit Facility are secured by a first lien on our domestic inventory, receivables, and fixed assets.  Open account loans with foreign banks also provide for borrowings of up to €17.0 million ($23.1 million at December 31, 2004) by Steinway’s foreign subsidiaries.

On April 19, 2001, we issued $150.0 million 8.75% Senior Notes due 2011.  In December 2002 we repurchased $4.7 million of our Senior Notes at 99.25%.  In February 2004 we purchased 1,271,450 shares of our Ordinary common stock directly from our then largest institutional shareholder.  In exchange, we issued $29.0 million in principal amount of our 8.75% Senior Notes due 2011 under the existing indenture.  We issued these bonds at a premium of 106.3%.  This transaction increased our treasury stock by $31.6 million.

At December 31, 2004, our total outstanding indebtedness amounted to $221.2 million, consisting of $174.3 million of 8.75% Senior Notes, $16.7 million on the real estate term loan, $22.9 million on the acquisition term loan, and $7.2 million of notes payable to foreign banks.  Cash interest paid was $17.5 million in 2004, $14.6 million in 2003, and $15.3 million in 2002. All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2004 and do not anticipate any compliance issues in 2005.

Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock.  Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

On August 12, 2004 we purchased substantially all of the net assets of G. Leblanc Corporation, a manufacturer of high-quality band instruments, for $36.8 million.  The purchase price is subject to final purchase price adjustments.  We funded this acquisition with approximately $22.0 million in cash, supplemented by borrowings on our credit facility, which were paid off by December 31, 2004.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of outstanding stock options under our Amended and Restated 1996 Stock Plan.  These options have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles.  With the exception of the Leblanc acquisition, our Credit Facility went virtually unused throughout the year.  Despite our facility rationalization project and additional interest obligations, we were able to effectively utilize cash flow from operations to fund our debt and capital requirements in 2004.  Looking forward to 2005, we anticipate that both the piano and band divisions will perform consistently in the first half of the year, and band results are expected to improve once we have sold through the higher-cost inventory resulting from the Leblanc acquisition.  Our intention is to keep our balance sheet strong by managing accounts receivable, maintaining sufficient, but not excessive, inventory levels, and repaying debt.  We do not have any current plans or intentions that will have a material impact on our liquidity in 2005, although we may consider acquisitions that may require funding from operations or from our credit facilities.

Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources.  Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2005.

Contractual Obligations - The following table provides a summary of our contractual obligations at December 31, 2004.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$321,057	$29,875	$47,660	$47,641	$195,881
Operating leases (2)	273,276	5,085	8,319	7,509	252,363
Purchase obligations (3)	10,504	9,951	553	—	—
Other long-term liabilities (4)	25,647	3,469	4,479	3,217	14,482
Total	$630,484	$48,380	$61,011	$58,367	$462,726

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations and the fixed interest on our Notes.  The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $257.5 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall, which is described in Note 14 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials and equipment.

(4) Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 15 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements, which are described in Note 14 in the Notes to the Consolidated Financial Statements included within this filing.

Critical Accounting Estimates

The application of many accounting policies involves estimates and assumptions that have a material impact on our reported results.  We establish reserves for inventory, workers compensation, warranty claims, accounts receivable, notes receivable, (including recourse reserves when our customers have financed notes receivable with a third party), all of which are developed using certain estimates.  We have significant experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  We regularly perform assessments of the underlying assumptions we use. The impairment (if any) and recoverability of long-lived assets, the selection of assumptions used to determine pension expense or income, the allocation of purchase price for businesses acquired, and certain components of our tax provision calculation, such as valuation allowances on deferred tax assets, the ability to utilize foreign tax credits, and income tax contingencies are based on estimates that require a greater degree of management judgment. We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payments” (SFAS No. 123R). This accounting standard, which is effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options using the fair-value method.  We plan to adopt SFAS No. 123R in the third quarter of 2005 using the Statement’s modified prospective application method. Based on current outstanding awards, expected participation in the Employee Stock Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on earnings of approximately $.06 per share in 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results or operations.

In December 2003, the FASB issued FASB Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46R”).  This interpretation, which is effective for public entities by the end of the first reporting period ending after December 15, 2003, addresses consolidation by business enterprises of variable interest entities that have certain characteristics.  The adoption of FIN 46R had no impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate our cash flow exposure to foreign currency fluctuations by holding forward foreign currency contracts.  They are not designed as hedges for accounting purposes.  These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  As of December 31, 2004, a 10% negative change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by approximately $0.4 million.  Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current forward rate.  However, we would offset any such gains and losses by corresponding losses and gains, respectively, on the related asset or liability.

Interest Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt.  The Credit Facility and term loans bear interest at rates that fluctuate with changes in LIBOR.  For the year ended December 31, 2004, a hypothetical 10% increase in interest rates would have increased our interest expense by approximately $0.2 million.  We use interest rate caps to manage a portion of our interest rate risk on foreign debt.  We have not designated these instruments as hedges for accounting purposes.  The carrying value of the caps is not material and a 10% change in interest rates would not have a material effect on the fair value of the caps.

Our long-term debt includes $174.3 million of Senior Notes with a fixed interest rate.  Accordingly, there would be no immediate impact on our interest expense associated with these Notes due to fluctuations in market interest rates.  However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by approximately $0.7 million as of December 31, 2004.  Such fair value changes may affect our determination whether to retain, replace or retire these Notes.

Item 8.  Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steinway Musical Instruments, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 30, 2005

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (In Thousands Except Share and Per Share Data)

For the years ended December 31,	2004	2003	2002

Net sales	$375,034	$337,220	$332,297
Cost of sales	265,901	244,667	235,146

Gross profit	109,133	92,553	97,151

Operating expenses:
Sales and marketing	44,332	41,719	41,129
General and administrative	29,263	23,134	22,517
Amortization	1,094	1,154	1,154
Other operating expenses	566	764	952
Facility rationalization	(363)	2,958	—
Total operating expenses	74,892	69,729	65,752

Income from operations	34,241	22,824	31,399

Other income, net	(3,163)	(3,517)	(3,939)
Interest income	(2,829)	(2,175)	(1,892)
Interest expense	16,266	14,120	15,171

Income before income taxes	23,967	14,396	22,059

Income tax provision	8,100	4,698	7,150

Net income	$15,867	$9,698	$14,909

Earnings per share - basic	$1.97	$1.09	$1.68

Earnings per share - diluted	$1.91	$1.09	$1.68

Weighted average shares:
Basic	8,046,256	8,924,578	8,877,256
Diluted	8,304,066	8,925,672	8,882,165

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (In Thousands Except Share and Per Share Data)

December 31,	2004	2003
Assets
Current assets:
Cash	$27,372	$42,283
Accounts, notes and other receivables, net	88,059	76,403
Inventories	172,346	152,029
Prepaid expenses and other current assets	5,937	4,533
Deferred tax assets	15,047	13,022
Total current assets	308,761	288,270

Property, plant and equipment, net	102,944	98,937
Trademarks	12,325	10,319
Goodwill	31,854	31,665
Other intangibles, net	5,290	5,782
Other assets	16,371	10,692

Total assets	$477,545	$445,665

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$14,212	$10,638
Accounts payable	14,789	11,554
Other current liabilities	43,892	39,112
Total current liabilities	72,893	61,304

Long-term debt	208,580	185,964
Deferred tax liabilities	26,240	25,565
Other non-current liabilities	24,279	20,197
Total liabilities	331,992	293,030

Commitments and contingent liabilities

Stockholders’ equity
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued and outstanding	—	—
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 7,550,295 and 8,521,392 shares outstanding in 2004 and 2003, respectively	10	10
Additional paid-in capital	81,129	74,626
Retained earnings	112,587	96,720
Accumulated other comprehensive loss	(737)	(2,868)
Treasury stock, at cost (2,045,450 and 774,000 shares of Ordinary common stock in 2004 and 2003, respectively)	(47,436)	(15,853)
Total stockholders’ equity	145,553	152,635

Total liabilities and stockholders’ equity	$477,545	$445,665

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

For the years ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$15,867	$9,698	$14,909
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	11,183	10,959	11,037
Amortization of bond premium	(230)	—	—
Facility rationalization	(363)	4,158	—
Deferred tax benefit	(2,497)	(2,601)	(1,194)
Tax benefit associated with stock option exercises	759	—	—
Other	459	329	334
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	(293)	2,783	6,090
Inventories	2,003	7,373	1,877
Prepaid expenses and other assets	(5,488)	(857)	(2,904)
Accounts payable	1,419	1,086	1,845
Other liabilities	1,054	(2,035)	(3,095)
Cash flows from operating activities	23,873	30,893	28,899

Cash flows from investing activities:
Capital expenditures	(5,186)	(5,462)	(5,604)
Proceeds from sales of fixed assets	1,233	10	4
Acquisition of business, net of cash acquired	(36,767)	—	—
Cash flows from investing activities	(40,720)	(5,452)	(5,600)

Cash flows from financing activities:
Borrowings under lines of credit	159,787	10,606	127,604
Repayments under lines of credit	(156,852)	(8,316)	(127,309)
Debt issuance costs	(105)	—	—
Repayments of long-term debt	(7,555)	(6,512)	(6,352)
Repurchase of long-term debt	—	—	(4,655)
Proceeds from issuance of stock	5,744	1,455	994
Cash flows from financing activities	1,019	(2,767)	(9,718)

Effects of foreign exchange rate changes on cash	917	510	(27)

Increase (decrease) in cash	(14,911)	23,184	13,554
Cash, beginning of year	42,283	19,099	5,545

Cash, end of year	$27,372	$42,283	$19,099

Supplemental cash flow information:
Interest paid	$17,470	$14,624	$15,318
Income taxes paid	$9,623	$7,131	$11,363

Non-cash transaction:
Purchase of Ordinary common stock by issuance of bonds	$31,583	$—	$—

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2002	$9	$72,178	$72,113	$(12,674)	$(15,853)	$115,773

Comprehensive income:
Net income			14,909			14,909
Foreign currency translation adjustment				5,589		5,589
Additional minimum pension liability, net				(5,986)		(5,986)
Holding loss on marketable securities, net				(71)		(71)
Total comprehensive income						14,441

Exercise of 22,400 options for shares of common stock		425				425
Issuance of 37,389 shares of common stock		569				569

Balance, December 31, 2002	9	73,172	87,022	(13,142)	(15,853)	131,208
Comprehensive income:
Net income			9,698			9,698
Foreign currency translation adjustment				7,334		7,334
Additional minimum pension liability, net				2,820		2,820
Holding gain on marketable securities, net				120		120
Total comprehensive income						19,972

Exercise of 57,900 options for shares of common stock		953				953
Issuance of 35,209 shares of common stock	1	501				502

Balance, December 31, 2003	10	74,626	96,720	(2,868)	(15,853)	152,635
Comprehensive income:
Net income			15,867			15,867
Foreign currency translation adjustment				4,520		4,520
Additional minimum pension liability, net				(2,439)		(2,439)
Holding gain on marketable securities, net				50		50
Total comprehensive income						17,998

Exercise of 267,327 options for shares of common stock		5,274				5,274
Tax benefit of options exercised		759				759
Issuance of 33,018 shares of common stock		470				470
Purchase of 1,271,450 shares of common stock					(31,583)	(31,583)

Balance, December 31, 2004	$10	$81,129	$112,587	$(737)	$(47,436)	$145,553

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 AND 2002

(Tabular Amounts in Thousands Except Share and Per Share Data)

1.              Nature of Business

Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) is one of the world’s leading manufacturers of musical instruments.  The Company, through its wholly-owned subsidiaries, The Steinway Piano Company, Inc. (“Steinway”) and Conn-Selmer, Inc. (“Conn-Selmer”), manufactures and distributes products within the musical instrument industry.  Steinway produces the highest quality piano in the world and has one of the most highly recognized and prestigious brand names.  Conn-Selmer is the leading domestic manufacturer of band & orchestral instruments and related accessories, including complete lines of brass, woodwind, percussion and string instruments.  Selmer Paris saxophones, Bach Stradivarius trumpets, C.G. Conn French horns, King trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world.

Throughout these financial statements “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.  We combined the operations of The Selmer Company, Inc. (“Selmer”) and United Musical Instruments, Inc. (“UMI”) into Conn-Selmer during 2002.  The legal merger of UMI and Selmer became effective January 1, 2003.  References to “Selmer” and “UMI” refer to events or circumstances prior to the merger.  On August 12, 2004, Conn-Selmer acquired substantially all of the assets of G. Leblanc Corporation, a high-quality band instrument manufacturer based in Wisconsin.  See Note 3 for a discussion of this acquisition.

2.              Significant Accounting Policies

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

Revenue Recognition – Generally, revenue is recognized upon shipment following receipt of a valid dealer order.  (Title and risk of loss associated with products sold transfers upon shipment.) Retail revenue is generally recognized upon delivery to the customer in accordance with the customer’s purchase agreement, and restoration revenue is recognized based on the completed contract method.  We provide for the estimated costs of warranties, discounts and returns at the time of sale.

Inventories - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Depreciation and Amortization - Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining term of the respective lease, whichever is shorter.  Estimated useful lives are as follows:

Buildings and improvements	15	–	40 years
Leasehold improvements	5	–	15 years
Machinery, equipment and tooling	3	–	10 years
Office furniture and fixtures	3	–	10 years
Concert and artist and rental pianos	15 years

When conditions indicate a need to do so, we evaluate the recoverability of our long-lived assets by comparing the estimated future undiscounted cash flows expected to be generated by those assets to their carrying value.  Should the assessment indicate an impairment, the affected assets are written down to fair value.  Assets held for sale are recorded at the lower of cost or net realizable value.

Goodwill, Trademarks and Other Intangible Assets - Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives.  Deferred financing costs are amortized over the repayment periods of the underlying debt.  We test our goodwill and trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value.  Should an impairment be present, the affected asset would be adjusted to its fair value.  Our annual impairment assessment is in July.  We have not recognized any impairments in the years ended December 31, 2004, 2003, and 2002.

Advertising - Advertising costs are expensed as incurred.  Advertising expense was $7.5 million for the year ended December 31, 2004, $7.7 million for the year ended December 31, 2003 and $6.7 million for the year ended December 31, 2002.

Accounts, notes and other receivables – Accounts, notes and other receivables are recorded net of allowances for bad debts, discounts and returns.

December 31,	2004	2003

Accounts receivable	$80,484	$68,459
Notes and other receivables	20,846	19,123
	101,330	87,582
Allowance for doubtful accounts	(11,811)	(9,944)
Allowance for discounts and returns	(1,460)	(1,235)
	$88,059	$76,403

Income Taxes - We provide for income taxes using an asset and liability approach.  We compute deferred income tax assets and liabilities annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  We establish valuation allowances when necessary to reduce deferred tax assets to the amount that more likely than not will be realized.

Foreign Currency Translation and Remeasurement - We translate assets and liabilities of non-U.S. operations into U.S. dollars at year-end rates, and revenues and expenses at average rates of exchange prevailing during the year.  We report the resulting translation adjustments as a separate component of accumulated other comprehensive loss.  We recognize foreign currency transaction gains and losses in the consolidated statements of income as incurred.

Foreign Currency Exchange Contracts - We enter into foreign currency exchange contracts to mitigate the risks from foreign currency fluctuations on certain intercompany transactions.  These contracts are not designated as hedging instruments for accounting purposes and are not used for trading or speculative purposes.  Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period.  Such gains and losses offset the foreign currency exchange gains or losses associated with the corresponding receivable, payable, or forecasted transaction.  We have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign currency exchange contracts.  However, we enter into these contracts with reputable institutions and believe we have no significant credit risk.

Stock-based Compensation - We have an employee stock purchase plan (“Purchase Plan”) and a stock option plan (“Stock Plan”), which are described more fully in Note 13.  As currently permitted under accounting principles generally accepted in the United States of America, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award.  Under the fair value method, the impact of which is disclosed below, compensation associated with stock awards to employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option-pricing model.  The measurement date for employee awards for both the intrinsic and fair value methods is generally the date of grant.  Under the intrinsic value method, we did not recognize any stock-based compensation expense during 2004, 2003 and 2002.  (See Recent Accounting Pronouncements below.)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to measure stock-based employee compensation.

For the years ended December 31,	2004	2003	2002

Net income, as reported	$15,867	$9,698	$14,909
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(1,040)	(836)	(613)
Pro forma net income	$14,827	$8,862	$14,296
Earnings per share:
As reported - Basic	$1.97	$1.09	$1.68
As reported - Diluted	$1.91	$1.09	$1.68
Pro forma - Basic	$1.84	$0.99	$1.61
Pro forma - Diluted	$1.79	$0.99	$1.61

The fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, was measured using the Black-Scholes option-pricing model.  Key weighted-average assumptions used to apply this pricing model are as follows:

For the years ended December 31,	2004	2003	2002
Interest rate	1.51%	3.10%	3.48%
Expected life of option grants (in years)	1.0	5.3	5.7
Expected volatility of underlying stock	26.6%	27.0%	25.6%

The weighted-average fair value of options on their grant date is as follows:

For the years ended December 31,	2004	2003	2002
Stock Plan	$—	$7.49	$6.27
Option feature in Purchase Plan	$5.16	$4.09	$4.78

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

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

For the years ended December 31,	2004	2003	2002

Weighted-average shares for basic earnings per share	8,046,256	8,924,578	8,877,256
Dilutive effect of stock options	257,810	1,094	4,909
Weighted-average shares for diluted earnings per share	8,304,066	8,925,672	8,882,165

All outstanding options were included in the computation of diluted earnings per common share for the year ended December 31, 2004.  Options to purchase 1,130,400 and 1,098,300 shares of common stock at prices ranging from $18.55 to $22.67 per share were outstanding during the years ended December 31, 2003 and 2002, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Environmental Matters - Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated (See Note 14.)

Segment Reporting - We have two reportable segments: the piano segment and the band & orchestral instrument segment.  We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis.  The Company’s chief operating decision maker is the Chief Executive Officer.

Comprehensive Income - Comprehensive income is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on available-for-sale (AFS) marketable securities and is reported in the consolidated statements of stockholders’ equity for all periods presented.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Gain/(Loss) on AFS Marketable Securities	Tax Impact of Gain/(Loss) on AFS Marketable Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance January 1, 2002	$(11,697)	$(8)	$3	$(1,620)	$648	$(12,674)
Activity	5,589	(112)	41	(9,976)	3,990	(468)
Balance December 31, 2002	(6,108)	(120)	44	(11,596)	4,638	(13,142)
Activity	7,334	193	(73)	4,743	(1,923)	10,274
Balance December 31, 2003	1,226	73	(29)	(6,853)	2,715	(2,868)
Activity	4,520	84	(34)	(3,949)	1,510	2,131
Balance December 31, 2004	$5,746	$157	$(63)	$(10,802)	$4,225	$(737)

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payments” (SFAS No. 123R). This accounting standard, which is effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options using the fair value method.  We plan to adopt SFAS No. 123R in the third quarter of 2005 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on earnings of approximately $.06 per share in 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46R”).  This interpretation, which is effective for public entities by the end of the first reporting period ending after December 15, 2003, addresses consolidation by business enterprises of variable interest entities that have certain characteristics.  The adoption of FIN 46R had no impact on our financial statements.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.              Acquisition

On August 12, 2004, we acquired substantially all of the assets and assumed the operating liabilities of G. Leblanc Corporation (“Leblanc”) of Wisconsin, a high-quality band instrument manufacturer.  We have included the operating results and net assets of Leblanc in our financial statements since the date of acquisition.

We acquired Leblanc because its line of instruments and accessories is complementary to our existing product lines, enabling us to gain or strengthen market share in certain instrument categories. Under terms of the asset purchase agreement, the Company provisionally disbursed $37.6 million for the purchase price, of which $4.5 million is being held in escrow pending expiration of the indemnification period.  The final purchase price is dependent upon a calculation derived from the closing balance sheet which, when finalized, may result in a recovery of a portion of the initial payment, or may require an additional payment to be made.  At December 31, 2004, the Company recognized an expected recovery of $0.8 million of the provisional purchase price based on current information.  We are still accumulating certain information relative to the valuation of property and other assets that may impact the final purchase price allocation.  Accordingly, the final purchase price allocation may differ from the amounts presented below.  The purchase price is based on the preliminary acquisition cost determination of $36.8 million and has been allocated to acquired assets and assumed liabilities as of August 12, 2004 as follows:

Inventories	$20,682
Receivables and other current assets	12,675
Property, plant, and equipment	6,508
Trademarks	1,690
Non-compete agreements	500
Other assets	628
Accounts payable	(1,450)
Recourse reserves	(1,138)
Environmental reserves	(815)
Other liabilities	(2,508)
$36,772

Subsequent footnotes providing details of our significant balance sheet accounts include the impact of the Leblanc acquisition as of December 31, 2004.

4.              Inventories

December 31,	2004	2003
Raw materials	$23,439	$21,268
Work-in-process	54,612	50,620
Finished goods	94,295	80,141
	$172,346	$152,029

5.              Property, Plant and Equipment, Net

December 31,	2004	2003
Land	$20,276	$19,718
Buildings and improvements	69,640	65,285
Leasehold improvements	3,978	3,613
Machinery, equipment and tooling	52,058	48,290
Office furniture and fixtures	10,692	11,294
Concert and artist and rental pianos	15,526	13,877
Construction-in-progress	1,247	812
	173,417	162,889
Less accumulated depreciation and amortization	70,473	63,952
	$102,944	$98,937

Depreciation expense was $10.1 million in 2004, $9.8 million in 2003, and $9.9 million in 2002.  In 2003, we recognized impairment charges for certain land, building, and equipment assets of the band segment as a result of our facility rationalization project, which is discussed more fully in Note 9.

6.              Goodwill and Other Intangible Assets

December 31,	2004	2003

Amortizing intangible assets:
Gross deferred financing costs	$8,627	$9,293
Accumulated amortization	(3,834)	(3,596)
Deferred financing costs, net	$4,793	$5,697

Gross covenants not to compete	$750	$250
Accumulated amortization	(253)	(165)
Covenants not to compete, net	$497	$85

Non-amortizing intangible assets:
Gross goodwill	$38,744	$38,366
Accumulated amortization	(6,890)	(6,701)
Goodwill, net	$31,854	$31,665

Gross trademarks	$27,643	$25,059
Accumulated amortization	(15,318)	(14,740)
Trademarks, net	$12,325	$10,319

The changes in the net carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance at December 31, 2002	$20,984	$8,555	$29,539
Foreign currency translation impact	2,126	—	2,126
Balance at December 31, 2003	$23,110	$8,555	$31,665

Balance at December 31, 2003	$23,110	$8,555	$31,665
Valuation allowance adjustment (see Note 11)	(822)	—	(822)
Foreign currency translation impact	1,011	—	1,011
Balance at December 31, 2004	$23,299	$8,555	$31,854

	Piano Segment	Band Segment	Total
Trademarks:
Balance at December 31, 2002	$6,980	$2,671	$9,651
Foreign currency translation impact	668	—	668
Balance at December 31, 2003	$7,648	$2,671	$10,319

Balance at December 31, 2003	$7,648	$2,671	$10,319
Additions based on preliminary purchase price allocation to acquired assets	—	1,690	1,690
Foreign currency translation impact	316	—	316
Balance at December 31, 2004	$7,964	$4,361	$12,325

The weighted-average amortization period for deferred financing costs is 9 years, and the weighted-average amortization period of covenants not to compete is 5 years.  The following table summarizes amortization expense:

For the years ended December 31,	2004	2003	2002
Total amortization expense	$1,094	$1,154	$1,154

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

Amount
Estimated amortization expense:
2005	$1,101
2006	1,065
2007	1,066
2008	920
2009	530

7.              Other Assets

For the years ended December 31,	2004	2003

Intangible pension assets	$2,801	$3,782
Notes receivable	7,518	4,812
Marketable securities	891	515
Deposits	3,564	350
Other assets	1,597	1,233
Total	$16,371	$10,692

8.              Other Current Liabilities

December 31,	2004	2003

Accrued payroll and related benefits	$18,072	$16,986
Current portion of pension liability	2,811	2,663
Accrued warranty expense	2,139	2,602
Accrued interest	3,257	2,706
Deferred income	4,468	4,161
Other accrued expenses	13,145	9,994
Total	$43,892	$39,112

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years.  The accrued expense recorded is generally based on a percentage of sales and is adjusted periodically following an analysis of historical warranty activity.

For the years ended December 31,	2004	2003	2002

Accrued warranty expense:
Beginning balance	$2,602	$2,357	$2,221
Additions	932	1,361	950
Claims and reversals	(1,455)	(1,314)	(966)
Foreign currency translation	60	198	152
Ending balance	$2,139	$2,602	$2,357

9.              Facility Rationalization – Band Segment

In 2003, we began a facility rationalization project to reduce excess manufacturing capacity in our band segment.  As part of this project, we closed our woodwind manufacturing facilities in Nogales, Arizona in November 2003.  As a result of this closing, we recorded charges of $0.6 million in severance expenses and $1.0 million in inventory write-down charges as components of cost of goods sold.  We also recorded $2.1 million in impairment charges as a component of operating expenses.

In October 2003, we announced the closure of one of our woodwind manufacturing facilities in Elkhart, Indiana and our intent to transfer that plant’s production to other company-owned facilities.  We recorded charges of $1.1 million in severance expenses and $0.2 million of inventory write-down charges as components of cost of goods sold.  We also recorded $0.9 million in related impairment charges.  In 2004, we recorded $1.4 million in severance expenses, and ceased operating this facility in April 2004.  All costs associated with this closure were paid out by December 31, 2004.

The accrued severance liability activity associated with the band segment’s facility rationalization project for the years ended December 31, 2004 and 2003 is as follows:

For the years ended December 31,	2004	2003

Facility rationalization severance liability:
Beginning balance	$1,158	$—
Additions charged to cost of sales	1,444	1,683
Payments	(2,575)	(525)
Reversals	(27)	—
Ending balance	$—	$1,158

The impairment charges recorded in 2003 were reported as a separate component of operating expenses labeled “facility rationalization” and related to buildings, land, and equipment affected by the plant closures.  The impairment costs associated with the land and buildings were calculated based on the excess of the carrying value over net realizable value for such assets as we planned to sell the assets.  The equipment impairment charges were based on our ability to utilize the equipment at other facilities, or until the rationalization project is complete, with remaining useful lives and associated depreciation adjusted accordingly.

In 2004, we realized a gain of $0.1 million on the sale of equipment for which we had taken an impairment charge. In December 2004, we sold one of the Nogales, Arizona facilities, valued at $0.7 million, for $1.0 million, resulting in a gain on sale of approximately $0.3 million.  The smaller facility, which has a carrying value of $0.2 million, is currently being leased to a third party.  This facility is classified as an asset held and used as it had been held for sale for more than a year.  We are continuing efforts to sell this property.  The Elkhart, Indiana facility, which ceased operating in April 2004, has no carrying value.

The components of the $3.0 million in impairment charges recorded in 2003, and the gains resulting from sales of certain impaired assets in 2004, are as follows:

For the years ended December 31,	2004	2003

Asset category:
Land	$—	$501
Buildings	(287)	2,202
Equipment	(76)	255
	$(363)	$2,958

10.       Other Income, Net

For the years ended December 31,	2004	2003	2002
West 57th Building income	$(4,653)	$(4,653)	$(4,653)
West 57th Building expenses	3,254	3,254	3,254
Foreign exchange (gain) loss, net	(41)	(815)	(691)
Miscellaneous, net	(1,723)	(1,303)	(1,849)
Total	$(3,163)	$(3,517)	$(3,939)

11.       Income Taxes

The components of the income tax provision are as follows:

For the years ended December 31,	2004	2003	2002

U.S. federal:
Current	$2,838	$2,300	$3,896
Deferred	(1,990)	(2,117)	7
U.S. state and local:
Current	877	729	829
Deferred	(166)	(177)	76
Foreign:
Current	6,882	4,270	3,619
Deferred	(341)	(307)	(1,277)
Total	$8,100	$4,698	$7,150

The components of income before income taxes are as follows:

For the years ended December 31,	2004	2003	2002

U.S. operations	$6,847	$3,860	$12,839
Non-U.S. operations	17,120	10,536	9,220
Total	$23,967	$14,396	$22,059

Our income tax provision differed from that using the statutory U.S. federal rate as follows:

For the years ended December 31,	2004	2003	2002

Statutory federal rate applied to income before income taxes	$8,388	$5,039	$7,721
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit)	1,621	(2,643)	21
State income taxes (net of federal benefit)	773	518	391
Other	(2,682)	1,784	(983)
Income tax provision	$8,100	$4,698	$7,150

At December 31, 2004, accumulated retained earnings of non-U.S. subsidiaries totaled $5.7 million.  We did not provide for U.S. income taxes or foreign withholding taxes for these subsidiaries because our current intention is to reinvest such earnings.

The components of net deferred taxes are as follows:

December 31,	2004	2003

Deferred tax assets:
Uniform capitalization and reserve adjustments to inventory	$2,523	$3,527
Allowance for doubtful accounts	2,412	2,378
Accrued expenses and other current assets and liabilities	7,945	9,771
Additional minimum pension liability	4,225	2,715
Net operating losses	4,615	2,895
Valuation allowances on operating losses	(4,610)	(2,895)
Foreign tax credits	9,527	7,137
Valuation allowances on foreign tax credits	(6,862)	(6,439)
Total deferred tax assets	19,775	19,089

Deferred tax liabilities:
Pension contributions	(2,586)	(2,800)
Fixed assets	(20,236)	(19,227)
Unamortized tax method change	(896)	(2,748)
Intangibles	(7,250)	(6,857)
Total deferred tax liabilities	(30,968)	(31,632)

Net deferred taxes	$(11,193)	$(12,543)

Valuation allowances provided relate to net operating loss carryforwards and excess foreign tax credits generated over expected utilization in our tax return.  Gross state tax loss carryforwards totaled $65.2 million as of December 31, 2004 and expire in varying amounts from 2005 through 2024.

Valuation allowances relating to the acquisition of Steinway totaled $3.3 million as of December 31, 2004 and $4.3 million as of December 31, 2003.  If these valuation allowances are removed, the reversal reduces goodwill.  In 2004, we removed a portion of these valuation allowances and, as a result, we reduced goodwill by $0.8 million.

During 2004, the valuation allowance on foreign tax credits increased by $0.4 million due the generation of additional excess foreign tax credits, a portion of which we do not expect to be able to utilize in our future federal tax returns.  As a result of changes in certain tax legislation which extended foreign tax credit carryover periods, our foreign tax credit carryforwards now expire in varying amounts from 2009 through 2014.  Accordingly, we were able to recognize a partial benefit of $0.9 million for the current year’s excess foreign tax credits based on our expected utilization.

12.       Long-Term Debt

December 31,	2004	2003
Term loans	$39,623	$47,178
8.75% Senior Notes	174,345	145,345
Unamortized bond premium	1,584	—
Open account loans, payable on demand to a foreign bank	7,240	4,079
Total	222,792	196,602
Less current portion	14,212	10,638
Long-term debt	$208,580	$185,964

Scheduled payments of long-term debt as of December 31, 2004 are as follows:

Amount
2005	$14,212
2006	8,139
2007	8,196
2008	16,316
2009	—
Thereafter	174,345
$221,208

Our real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of $85.0 million in revolving credit, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets.  As of December 31, 2004, there were no revolving credit loans outstanding, and availability based on eligible accounts receivable and inventory balances was approximately $82.6 million, net of outstanding letters of credit. The real estate term loan ($16.7 million at December 31, 2004) is payable in monthly installments of $0.2 million and includes interest at average 30-day LIBOR (2.4% at December 31, 2004) plus 1.5%.  This term loan is secured by all of our interests in the Steinway Hall property.  The acquisition term loan ($22.9 million at December 31, 2004) is repayable in monthly installments of $0.4 million through August 2005 and monthly installments of $0.6 million from September 2005 through September 2008.  The acquisition term loan and revolving credit loans under the Credit Facility bear interest at average 30-day LIBOR plus 1.75%.

On April 19, 2001, we issued $150.0 million 8.75% Senior Notes due 2011.  In December 2002 we repurchased $4.7 million of these notes at 99.25%.  In February 2004, we purchased 1,271,450 shares of our Ordinary common stock.  In exchange, we tendered $29.0 million in principal amount of our 8.75% Senior Notes, which we issued under our current indenture at a premium of 106.3%.

We also have certain non-domestic credit facilities that provide for borrowings by foreign subsidiaries of up to €17.0 million ($23.1 million at the December 31, 2004 exchange rate) payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the open account loans can be converted into a maximum of £0.5 million ($1.0 million at the December 31, 2004 exchange rate) for use by our UK branch and ¥700 million ($6.8 million at the December 31, 2004 exchange rate) for use by our Japanese subsidiary.  Demand borrowings bear interest at rates of 6.70 – 7.10% for the euro loans, 5.5% for the British pound loans, and 1.265% for Japanese yen loans. Our outstanding borrowings on these loans totaled $7.2 million as of December 31, 2004.  We have purchased two interest rate caps on a portion of those loans to mitigate our cash flow exposure to changes in interest rates.  One cap limits the base interest rate to 5% on €0.5 million ($0.7 million at the December 31, 2004 exchange rate) and expires in 2005.  The other cap limits the base interest rate to 6.25% on €1.5 million ($2.1 million at the December 31, 2004 exchange rate) and expires in 2005.  As we have not designated these instruments as hedges for accounting purposes, we record these instruments at fair value and recognize the change in fair value in earnings.  The unrealized gains or losses and carrying value of the caps are not material in any period presented.

All of our debt agreements contain certain financial and non-financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, prohibit the payment of cash dividends, and require periodic report submissions to the lending institution or trustee.  We were in compliance with all such covenants as of December 31, 2004.

13.       Stockholders’ Equity and Stock Arrangements

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  The Chairman and Chief Executive Officer own 100% of the Class A common shares, representing 86% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan - We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period.  Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings.  Shares issued under the Purchase Plan were 33,018 during 2004, 35,209 during 2003, and 37,389 during 2002.  Of the 500,000 shares originally reserved for issuance under the Purchase Plan, 243,572 shares remain available for future issuance as of December 31, 2004.

Stock Plan - The 1996 stock plan, as amended, provides for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors.  As of December 31, 2004, 1,105,673 shares of Ordinary common stock were reserved for issuance under the Stock Plan.

The following table sets forth information regarding both the Purchase Plan and the Stock Plan:

	2004		2003		2002
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,154,747	$19.63	1,112,447	$19.07	628,262	$19.07
Granted	27,825	17.81	250,909	21.16	561,174	18.80
Exercised	(300,345)	18.65	(93,109)	17.26	(59,789)	16.63
Canceled, forfeited or expired	(10,000)	19.00	(115,500)	19.06	(17,200)	19.01
Outstanding at end of year	872,227	19.92	1,154,747	19.63	1,112,447	19.07

Exercisable at end of year	410,173	$19.45	525,100	$19.19	507,400	$19.21

The following table sets forth information regarding outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$ 14.73 - $20.75	643,173	5.7 years	$18.94	354,673	$18.99
$ 21.13 - $22.67	219,900	8.6 years	22.60	55,500	22.39
$ 25.10	9,154	.6 years	25.10	—	—
	872,227	6.4 years	19.92	410,173	19.45

14.       Commitments and Contingent Liabilities

Lease Commitments - We lease various facilities and equipment under non-cancelable operating lease arrangements.  These leases expire at various times through 2016.  Rent expense was $5.7 million for the year ended December 31, 2004, $4.8 million for the year ended December 31, 2003, and $4.2 million for the year ended December 31, 2002.

In March 1999, we acquired the building that includes the Steinway Hall retail store on West 57th Street in New York City for approximately $30.8 million.  We entered into a ninety-nine year land lease as part of the transaction.  Annual rent payable under the land lease is $2.2 million in the first ten years, $2.8 million for the subsequent ten-year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined.  Rent expense is being recognized on a straight-line basis over the twenty-year period.  We also entered into a ten-year master lease whereby all of our interest in the land and building was leased back to the owner of the land.  Rental expense and rental income associated with these leases was included, along with other real estate costs, in Other Income, Net (see Note 10).

Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, and future rental income under the master lease are as follows:

For the years ending December 31,	Lease Payments	Rental Income

2005	$5,015	$4,653
2006	4,302	4,653
2007	3,877	4,653
2008	1,940	4,653
2009	1,289	—	(1)
Thereafter	6,145	—
	$22,568	$18,612

(1) = In 2008, if the master lease is not renewed or replaced we would then directly receive the rental income from all other tenants in the building.

Employment Agreements and Other Obligations - We maintain employment agreements with certain employees and consultants.  Most of these agreements have one-year terms and contain automatic renewal provisions.  Our obligation under these agreements at current compensation levels is approximately $1.2 million per year.

We maintain employment agreements that expire in 2006 with both our Chairman and Chief Executive Officer.  These individuals collectively hold 100% of the Class A common shares, representing 86% of the combined voting power of the Class A common stock and Ordinary common stock.  Our total obligation under these agreements is approximately $1.3 million. Should these agreements not be renewed in 2006, we would be obligated to pay out an additional $3.3 million.  Further, our Chairman and Chief Executive Officer have established a limited liability corporation to which we pay reimbursement of certain rent, overhead and travel-related expenses.  These reimbursements totaled $0.2 million in each of the years ended December 31, 2004, 2003 and 2002.  We included less than $0.1 million in accounts payable related to these expenses in each of the years ended December 31, 2004, 2003, and 2002.

Notes Receivable Financed with Recourse - In 2002, our customers financed notes receivable with a third party, to which we had a recourse obligation under the financing agreement.  We received proceeds of $2.6 million from the financing of such notes.  In 2003, no customer receivables were subject to such financing or recourse obligations. In 2004, certain customers of our subsidiary Leblanc financed notes receivable with a third party, to which we have a recourse obligation.  We received proceeds of $1.4 million from the customer financing of such notes.  As of December 31, 2004, the outstanding balance on these customer notes was $3.0 million. We have included a corresponding recourse obligation of $1.2 million in other current liabilities as of December 31, 2004. We expect the duration of our recourse obligation not to exceed one year.  Our total maximum recourse obligation under this arrangement includes the outstanding balance on the notes, as well as any interest or late fees that may be incurred by our customers. We received an indemnification from G. Leblanc Corporation in connection with our acquisition of certain of its assets and assumption of certain liabilities.  (See Note 3.)  As of December 31, 2004, we have recognized a receivable of $0.6 million associated with this indemnification.

Retail Financing Obligations - Certain of our foreign retail sales were financed by our customers through a local bank under an arrangement that included an obligation on our part to repurchase pianos seized by the bank upon default of the customer.  The buy back price is established as a percentage of the original sales price, starting at 80% in the first year and declining to 30% in the fifth year of the loan.

This program ceased in the first quarter of 2003.  Nevertheless, because our obligation continues until the bank is paid in full by the customer, our commitment can remain outstanding for up to 8 years - the maximum term of the consumer loan.

Our maximum obligation under this arrangement is estimated to be approximately €1.4 million ($1.8 million at the December 31, 2004 exchange rate).  To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchase in the future is remote.  Accordingly we have not recognized a liability for this obligation in our financial statements.  Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

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

We are also continuing an existing environmental remediation program at a facility acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $1.0 million.  We have accrued approximately $0.8 million for the estimated remaining cost of this remediation program, which represents the present value of the total estimated cost using a discount rate of 4.54%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2005	$237
2006	75
2007	54
2008	47
2009	47
Thereafter	514
$974

In 2004, we acquired manufacturing facilities for which environmental remediation programs had already been established.  Based on our current assessment, we have accrued approximately $0.8 million for the cost of these remediation programs.

The matters described above and our other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on our capital expenditures, earnings, or competitive position in any individual year.  However, some risk of environmental liability is inherent in the nature of our current and former business and we might, in the future, incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental laws.

15.       Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries.  Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions.  These contributions totaled $1.1 million in 2004, $1.0 million in 2003 and $1.0 million in 2002. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in this Note.

Our plan assets are invested primarily in common stocks and fixed income securities.  We make contributions to our domestic plan with the objective of maintaining a fully funded status for the accumulated benefit obligation and a 90% funded status for the projected benefit obligation.  At a minimum, our contributions equal the amounts required by federal laws and regulations.  Foreign plans are funded in accordance with the requirements of the regulatory bodies governing each plan.

Effective December 31, 2003, we amended the Steinway Salaried Pension Plan (the “Steinway Plan”) to eliminate future years of service credit.  All distributions upon termination of employment will continue in the normal course under the Steinway Plan.  Since the Steinway Plan is based on years of service and is not impacted by salary increases, no curtailment gain or loss resulted from the amendment.

In December 2003, we combined all of our domestic pension plans into one plan, “The Steinway Musical Pension Plan,” to facilitate plan monitoring and plan investment management.  We intend to establish a master trust for this combined plan in 2005. We will continue to evaluate this plan’s funded status and make any required minimum contributions annually.

The following table sets forth the funded status and amounts recognized for our defined benefit pension plans:

	Domestic Plans		Foreign Plans
December 31,	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation, beginning of year	$43,987	$38,858	$24,026	$19,240
Service cost	785	804	593	629
Interest cost	2,837	2,564	1,295	1,100
Plan participants’ contributions	13	15	60	—
Amendments	65	1,841	—	—
Actuarial (gain) loss	3,821	(715)	1,880	517
Foreign currency exchange rate changes	—	—	2,059	3,550
Curtailment gain	(126)	—	—	—
Other	—	2,384	—	—
Benefits paid	(2,506)	(1,764)	(1,150)	(1,010)
Benefit obligation, end of year	48,876	43,987	28,763	24,026

Change in plan assets:
Fair value of plan assets, beginning of year	42,353	27,379	3,788	3,313
Actual return on plan assets	5,187	6,507	352	75
Employer contribution	2,350	8,293	1,124	982
Employee contributions	13	15	60	55
Foreign currency exchange rate changes	—	—	302	373
Other	—	2,146	—	—
Benefits paid	(2,506)	(1,987)	(1,150)	(1,010)
Fair value of plan assets, end of year	47,397	42,353	4,476	3,788

Funded status	(1,479)	(1,634)	(24,287)	(20,238)

Unrecognized net actuarial loss	8,656	6,596	3,623	1,605
Unrecognized prior service cost	2,801	3,782	—	—
Net amount recognized	$9,978	$8,744	$(20,664)	$(18,633)

Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(1,479)	$(1,634)	$(22,810)	$(18,890)
Intangible assets	2,801	3,782	—	—
Additional minimum pension liability	8,656	6,596	2,146	257
Net amount recognized	$9,978	$8,744	$(20,664)	$(18,633)

The weighted-average assumptions used to determine our benefit obligations are as follows:

	Domestic Plans			Foreign Plans
December 31,	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.50%	6.75%	4.85%	5.52%	5.53%
Rate of compensation increase	n/a	n/a	4.0	2.49%	2.88%	2.75%

The weighted-average assumptions used to determine our net periodic benefit cost are as follows:

	Domestic Plans			Foreign Plans
For the years ended December 31,	2004	2003	2002	2004	2003	2002
Discount rate	6.50%	6.75%	7.50%	4.95%	5.52%	5.53%
Expected return on assets	9.0	9.0	9.0	6.75	6.75	6.75
Rate of compensation increase	n/a	n/a	4.0	2.56%	2.88%	2.75%

The components of net pension expense for the years ended December 31 are as follows:

For the years ended December 31,	2004	2003	2002

Domestic Plans:
Service cost	$785	$804	$1,354
Interest cost	2,837	2,564	2,508
Expected return on plan assets	(3,820)	(2,539)	(3,170)
Amortization of prior service cost	585	585	410
Recognized actuarial loss	269	540	5
Other	—	237	—
Curtailment loss	461	—	10
Net pension expense	$1,117	$2,191	$1,117

Foreign Plans:
Service cost	$593	$629	$574
Interest cost	1,295	1,100	1,054
Expected return on plan assets	(223)	(189)	(145)
Net pension expense	$1,665	$1,540	$1,483

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2004	2003
Projected benefit obligation	$77,639	$68,013
Accumulated benefit obligation	76,161	65,863
Fair value of plan assets	51,873	46,141

The accumulated benefit obligation for our domestic pension plans was $48.9 million in 2004 and $44.0 million in 2003.  The accumulated benefit obligation for our foreign pension plans was $27.3 million in 2004 and $21.9 million in 2003.

The weighted-average asset allocations of our invested assets held in our domestic defined benefit plans were as follows:

December 31,	2004	2003

Asset category:
Debt securities	37%	38%
Equity securities	61%	48%
Other	2%	14%
Total	100%	100%

Domestic plan assets include 52,631 shares of the Company’s Ordinary common stock, which was valued at $1.5 million as of December 31, 2004 and $1.3 million as of December 31, 2003.  This represents less than 4% of the total plan assets.

Our investment strategy includes the following range of target asset allocation percentages:

Asset category:	Minimum	Maximum

Domestic equity securities	25%	65%
International and other equity securities	5%	30%
International debt securities	5%	15%
Domestic debt securities	20%	40%

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

The investment committee reviews our domestic benefit obligations no less than annually with the objective of maintaining a fully funded status for the accumulated benefit obligation and a 90% funded status for the projected benefit obligation.  Whenever possible, our annual contribution is expected to cover the short-term liquidity requirements of the plan, so as to maintain the plan’s assets for long-term investment.  The performance goal set for the plan’s assets is to achieve a long-term rate of return no less than 8.5%.

For the periods ended December 31, 2004 and December 31, 2003 we used an assumed long-term rate of return on domestic plan assets of 9% and foreign plan assets of 6.75%.  These rates were developed with input from our actuaries and our investment committee and are based on long-term rates of return for the assets held.  This rate is consistent with both previous rates we have used and the historical return trends on our plan assets.

Our German plans do not hold assets and pay participant benefits as incurred.  Expected 2005 benefit payments under these plans are $1.1 million.  The domestic plan invests a small portion of its assets in a group annuity contract.  2005 benefits expected to be covered by this contract are $0.2 million.

We made contributions to our domestic pension plan of $2.4 million in 2004 and $8.3 million in 2003. Based on our funding history, we are not required to make a contribution to our domestic pension plan in 2005.  Nevertheless, we anticipate contributing approximately $1.5 million in 2005.

Contributions to our U.K. plan totaled $0.2 million in both 2004 and 2003.  We anticipate contributing approximately $0.2 million to this plan in 2005.  Due to the unfunded status of the German plans, 2005 anticipated contributions are equal to anticipated benefit payments of $1.1 million.

The domestic and foreign pension plans expect to pay benefits in each year from 2005 through 2014 as follows:

	Domestic Plans	Foreign Plans
2005	$2,356	$1,332
2006	2,485	1,327
2007	2,649	1,326
2008	2,765	1,300
2009	2,924	1,307
2010 - 2014	16,328	7,159
	$29,507	$13,751

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The health care plan is contributory, with retiree contributions adjusted every three years as part of a union contract. The plans are unfunded and we pay part of the health care premium and the full amount of the life insurance cost.

The following table sets forth the funded status of our postretirement benefit plans and accrued postretirement benefit cost reflected in our consolidated balance sheets:

December 31,	2004	2003

Change in benefit obligation:
Benefit obligation, beginning of year	$2,267	$2,014
Service cost	24	70
Interest cost	110	139
Plan participants’ contributions	63	49
Curtailment gain	(255)	—
Actuarial (gain) loss	(393)	145
Benefits paid	(219)	(150)
Benefit obligation, end of year	1,597	2,267

Fair value of plan assets	—	—

Funded status	(1,597)	(2,267)
Unrecognized net actuarial loss	(185)	463
Unrecognized prior service cost	311	457
Accrued postretirement benefit cost	$(1,471)	$(1,347)

The assumed weighted-average discount rate used to determine benefit obligations as of December 31 was 6.00% in 2004, 6.50% in 2003 and 6.75% in 2002.  The assumed weighted-average discount rate used to determine our net postretirement benefit cost for the years ended December 31 was 6.5% in 2004, 6.75% in 2003, and 7.50% in 2002.  The annual assumed rate of increase in the per capita cost of covered health care benefits was 10.0% in 2004 and is assumed to decrease gradually to 5.50% in 2013, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

For the years ended December 31,	2004	2003	2002

Service cost	$24	$70	$60
Interest cost	110	139	129
Net loss recognition	—	—	—
Amortization of prior service cost	146	62	48
Net postretirement benefit cost	$280	$271	$237

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$6	$(6)
Effect on the postretirement benefit obligation	63	(56)

The domestic postretirement health care and life insurance plan expects to pay benefits in each year from 2005 through 2014 as follows:

2005	$275
2006	300
2007	310
2008	325
2009	340
Thereafter	1,560
Total	$3,110

We sponsor 401(k) retirement savings plans for eligible employees.  Discretionary employer contributions, as determined annually by the Board of Directors, are made to two of these plans and approximated $0.6 million for 2004, $0.6 million for 2003, and $0.5 million for 2002.  Non-discretionary contributions approximated $0.4 million for the year ended December 31, 2004, $0.5 million for 2003, and $0.3 million for 2002.

We established a supplemental executive retirement plan (“SERP”) for a select group of our executives who constitute a “top hat” group as defined by ERISA.  Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a Rabbi Trust (“Trust”).  The SERP assets are included in our financial statements as available-for-sale investments within other long-term assets since the Trust permits our creditors to access our SERP assets in the event of our insolvency (see Notes 7 and 17).  We have no other claims to the assets contained in the Trust.  The contributions approximated $0.2 million in 2004, less than $0.1 million in 2003, and $0.2 million in 2002.  We anticipate making contributions of $0.2 million in 2005.

16.       Foreign Currency Exchange Contracts

One of our German divisions, whose functional currency is the euro, secures option and forward contracts for Japanese yen, British pounds, and U.S. dollars solely to mitigate cash flow exposure to currency fluctuations. At December 31, 2004, this division had forward contracts to purchase $1.5 million and sell £0.9 million. These instruments had various maturity dates through July 2005.  At December 31, 2003, these divisions had options and forward contracts to sell £1.8 million. These instruments had various maturity dates through December 2004.  Since we do not designate these instruments as hedges for accounting purposes, we carry these instruments at fair value and recognize the change in fair value in earnings. Such amounts were not material during the years ended December 31, 2004, 2003, or 2002.

17.       Fair Values of Financial Instruments

Estimated fair values of financial instruments have been developed using appropriate methodologies; however, considerable judgment is required to develop these estimates.  The estimated fair value of existing long-term debt is based on rates currently available to us for debt with similar terms and remaining maturities.  The estimated fair value of foreign currency contracts (used to mitigate cash flow exposures) has been determined as the difference between the current forward rate and the contract rate, multiplied by the notional amount of the contract, or upon the estimated fair value of purchased option contracts. The estimates presented below are not necessarily indicative of amounts that could be realized in a current market exchange.  Use of different assumptions or methodologies could have a significant effect on these estimates.

The net carrying value and estimated fair value of our financial instruments are as follows:

December 31,	2004		2003
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Long-term debt	$221,208	$236,829	$196,602	$209,000
Foreign currency contracts	(98)	(98)	—	(78)
Interest rate contracts	—	—	—	(18)

The carrying value of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 7 and 15).  Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity.  On December 31, 2004 and 2003, we had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported in accumulated other comprehensive loss.  Included in accumulated other comprehensive loss were unrealized net gains of $0.1 million at December 31, 2004 and 2003.  Gross unrealized gains and losses on these investments were as follows:

December 31,	2004	2003

Gross unrealized gains	$165	$216
Gross unrealized losses	(81)	(25)
Net unrealized gain (loss)	$84	$191

The cost and fair value amounts of our marketable equity securities are as follows:

December 31,	2004	2003

Cost	$735	$688
Fair value	891	760

18.       Segment Information

As discussed in Note 2, we have identified two reportable segments: the piano segment and the band & orchestral instrument segment.  We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis.

Intercompany transactions are generally recorded at an appropriate discount from comparable third-party prices. Income from operations for the reportable segments includes intercompany profit, as well as certain corporate costs allocated to the segments based primarily on revenue.  Amounts reported as “Other & Elim” include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination.  It also includes corporate assets, elimination of intercompany interest, and investments in subsidiaries that do not eliminate within the segments.

The following tables present information about our reportable segments:

	Piano Segment				Band & Orchestral Segment			Other & Elim	Consolidated
	U.S.	Germany	Other	Total	U.S.	Other	Total
2004
Revenues from external customers	$120,387	$48,348	$34,953	$203,688	$165,652	$5,694	$171,346	$—	$375,034
Operating profit	13,688	11,968	3,999	29,655	7,175	(156)	7,019	(2,433)	34,241
Interest income	(23)	(44)	(181)	(248)	(2,581)	—	(2,581)	—	(2,829)
Interest expense	9,690	35	250	9,975	25,862	3	25,865	(19,574)	16,266
Depreciation and amortization	4,427	1,369	348	6,144	4,477	36	4,513	526	11,183
Income tax provision (benefit)	3,870	3,093	1,336	8,299	(3,829)	61	(3,768)	3,569	8,100
Net income (loss)	1,780	9,929	2,878	14,587	(12,052)	(177)	(12,229)	13,509	15,867
Capital expenditures	2,229	915	304	3,448	1,621	44	1,665	73	5,186
Property	57,931	15,799	2,211	75,941	25,765	1,057	26,822	181	102,944
Total assets	178,262	85,033	23,349	286,644	371,786	11,476	383,262	(192,361)	477,545

2003
Revenues from external customers	$107,997	$47,276	$24,487	$179,760	$152,914	$4,546	$157,460	$—	$337,220
Operating profit	12,018	6,784	2,963	21,765	2,794	145	2,939	(1,880)	22,824
Interest income	(26)	(66)	(20)	(112)	(2,063)	—	(2,063)	—	(2,175)
Interest expense	9,594	190	162	9,946	24,485	—	24,485	(20,311)	14,120
Depreciation and amortization	4,424	1,343	231	5,998	4,430	21	4,451	510	10,959
Income tax provision (benefit)	1,038	2,806	1,101	4,945	(5,916)	60	(5,856)	5,609	4,698
Net income (loss)	3,139	4,581	1,901	9,621	(13,163)	87	(13,076)	13,153	9,698
Capital expenditures	1,790	725	229	2,744	2,636	—	2,636	82	5,462
Property	58,749	14,909	1,721	75,379	23,382	4	23,386	172	98,937
Total assets	139,855	76,307	16,756	232,918	350,101	3,586	353,687	(140,940)	445,665

2002
Revenues from external customers	$105,842	$38,431	$20,316	$164,589	$163,265	$4,443	$167,708	$—	$332,297
Operating profit	13,392	5,294	2,650	21,336	11,923	65	11,988	(1,925)	31,399
Interest income	(37)	(34)	(17)	(88)	(1,804)	—	(1,804)	—	(1,892)
Interest expense	9,417	179	154	9,750	24,104	—	24,104	(18,683)	15,171
Depreciation and amortization	4,495	1,295	231	6,021	4,483	20	4,503	513	11,037
Income tax provision (benefit)	1,924	2,400	1,009	5,333	(2,568)	77	(2,491)	4,308	7,150
Net income (loss)	3,968	3,882	1,691	9,541	(7,566)	161	(7,405)	12,773	14,909
Capital expenditures	2,095	665	15	2,775	2,825	—	2,825	4	5,604
Property	60,309	12,940	1,469	74,718	27,668	22	27,690	159	102,567
Total assets	134,418	65,726	13,334	213,478	388,880	3,192	392,072	(181,819)	423,731

19.       Summary of Bond Guarantees

On April 19, 2001, we completed a $150.0 million 8.75% Senior Note offering.  We subsequently repurchased $4.7 million of these notes in 2002 and issued $29.0 million of these notes in 2004.  Our payment obligations under the 8.75% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Conn-Selmer, Leblanc, Steinway, and certain other of our direct and indirect wholly-owned subsidiaries, each a “Guarantor” (the “Guarantor Subsidiaries”).  These subsidiaries represent all of our (the “Issuer”) operations conducted in the United States.

The following condensed consolidating supplementary data illustrates the composition of the combined Guarantors.  Separate complete financial statements of the respective Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.  No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Guarantee other than its subordination to senior indebtedness.

We record investments in subsidiaries using the cost method for purposes of the supplemental consolidating presentation.  Earnings of subsidiaries are therefore not reflected in our investment accounts and earnings.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2004 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$298,431	$91,927	$(15,324)	$375,034
Cost of sales	—	225,872	55,336	(15,307)	265,901

Gross profit	—	72,559	36,591	(17)	109,133

Operating expenses:
Sales and marketing	—	31,692	12,622	18	44,332
General and administrative	8,381	14,441	6,485	(44)	29,263
Amortization	464	626	4	—	1,094
Other operating (income) expense	(6,412)	5,000	1,996	(18)	566
Facility rationalization charges	—	(363)	—	—	(363)
Total operating expenses	2,433	51,396	21,107	(44)	74,892

Income (loss) from operations	(2,433)	21,163	15,484	27	34,241

Other income, net	(21)	(1,694)	(1,492)	44	(3,163)
Interest income	(14,639)	(22,736)	(225)	34,771	(2,829)
Interest expense	15,197	35,552	288	(34,771)	16,266

Income (loss) before income taxes	(2,970)	10,041	16,913	(17)	23,967

Income tax provision (benefit)	(3,247)	6,920	4,436	(9)	8,100

Net income (loss)	$277	$3,121	$12,477	$(8)	$15,867

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2003 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$268,454	$79,436	$(10,670)	$337,220
Cost of sales	—	203,514	51,673	(10,520)	244,667

Gross profit	—	64,940	27,763	(150)	92,553

Operating expenses:
Sales and marketing	—	30,327	11,474	(82)	41,719
General and administrative	4,694	13,259	5,181	—	23,134
Amortization	452	698	4	—	1,154
Other operating (income) expense	(3,266)	2,962	986	82	764
Facility rationalization charges	—	2,958	—	—	2,958
Total operating expenses	1,880	50,204	17,645	—	69,729

Income (loss) from operations	(1,880)	14,736	10,118	(150)	22,824

Other (income) expense, net	7	(2,614)	(910)	—	(3,517)
Interest income	(14,630)	(20,895)	(86)	33,436	(2,175)
Interest expense	13,125	34,079	352	(33,436)	14,120

Income (loss) before income taxes	(382)	4,166	10,762	(150)	14,396

Income tax provision (benefit)	(134)	865	4,046	(79)	4,698

Net income (loss)	$(248)	$3,301	$6,716	$(71)	9,698

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2002 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$278,421	$65,065	$(11,189)	$332,297
Cost of sales	—	204,036	42,205	(11,095)	235,146

Gross profit	—	74,385	22,860	(94)	97,151

Operating expenses:
Sales and marketing	—	31,136	10,048	(55)	41,129
General and administrative	4,677	13,373	4,467	—	22,517
Amortization	452	698	4	—	1,154
Other operating (income) expense	(3,204)	3,223	878	55	952
Total operating expenses	1,925	48,430	15,397	—	65,752

Income (loss) from operations	(1,925)	25,955	7,463	(94)	31,399

Other income, net	(65)	(2,381)	(1,493)	—	(3,939)
Interest income	(14,236)	(19,413)	(51)	31,808	(1,892)
Interest expense	13,125	33,521	333	(31,808)	15,171

Income (loss) before income taxes	(749)	14,228	8,674	(94)	22,059

Income tax provision (benefit)	(185)	4,033	3,317	(15)	7,150

Net income (loss)	$(564)	$10,195	$5,357	$(79)	$14,909

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Assets
Current assets:
Cash	$—	$44,990	$14,238	$(31,856)	$27,372
Accounts, notes and other receivables, net	—	74,805	13,254	—	88,059
Inventories	—	127,577	46,034	(1,265)	172,346
Prepaid expenses and other current assets	1,007	3,956	974	—	5,937
Deferred tax assets	—	9,695	5,352	—	15,047
Total current assets	1,007	261,023	79,852	(33,121)	308,761

Property, plant and equipment, net	181	83,713	19,072	(22)	102,944
Investment in subsidiaries	69,643	278,513	—	(348,156)	—
Trademarks	—	7,625	4,700	—	12,325
Goodwill	—	17,973	13,881	—	31,854
Other intangibles, net	2,938	2,352	—	—	5,290
Other assets	3,126	10,241	3,004	—	16,371
Total assets	$76,895	$661,440	$120,509	$(381,299)	$477,545

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$6,972	$7,240	$—	$14,212
Accounts payable	677	10,716	3,396	—	14,789
Other current liabilities	5,618	21,950	16,635	(311)	43,892
Total current liabilities	6,295	39,638	27,271	(311)	72,893

Long-term debt	175,929	64,507	—	(31,856)	208,580
Intercompany	(137,549)	139,993	(2,444)	—	—
Deferred tax liabilities	63	18,843	7,334	—	26,240
Other non-current liabilities	892	1,784	21,603	—	24,279
Total liabilities	45,630	264,765	53,764	(32,167)	331,992

Stockholders’ equity	31,265	396,675	66,745	(349,132)	145,553

Total liabilities and stockholders’ equity	$76,895	$661,440	$120,509	$(381,299)	$477,545

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$12,255	$8,792	$21,236	$42,283
Accounts, notes and other receivables, net	—	63,180	13,209	14	76,403
Inventories	—	117,922	35,238	(1,131)	152,029
Prepaid expenses and other current assets	660	2,833	1,040	—	4,533
Deferred tax assets	—	8,157	4,894	(29)	13,022
Total current assets	660	204,347	63,173	20,090	288,270

Property, plant and equipment, net	172	82,131	16,634	—	98,937
Investment in subsidiaries	69,643	237,821	—	(307,464)	—
Trademarks	—	6,280	4,039	—	10,319
Goodwill	—	18,795	12,870	—	31,665
Other intangibles, net	3,297	2,478	7	—	5,782
Other assets	1,478	8,591	623	—	10,692
Total assets	$75,250	$560,443	$97,346	$(287,374)	$445,665

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$6,559	$4,079	$—	$10,638
Accounts payable	123	7,881	3,550	—	11,554
Other current liabilities	(14,261)	39,572	14,103	(302)	39,112
Total current liabilities	(14,138)	54,012	21,732	(302)	61,304

Long-term debt	145,369	19,359	—	21,236	185,964
Intercompany	(112,543)	116,840	(4,311)	14	—
Deferred tax liabilities	—	16,384	9,181	—	25,565
Other non-current liabilities	515	1,720	17,962	—	20,197
Total liabilities	19,203	208,315	44,564	20,948	293,030

Stockholders’ equity	56,047	352,128	52,782	(308,322)	152,635

Total liabilities and stockholders’ equity	$75,250	$560,443	$97,346	$(287,374)	$445,665

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2004 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$277	$3,121	$12,477	$(8)	$15,867
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	526	8,904	1,756	(3)	11,183
Amortization of bond premium	(230)	—	—	—	(230)
Facility rationalization charges	—	(363)	—	—	(363)
Deferred tax expense (benefit)	63	921	(2,461)	(1,020)	(2,497)
Tax benefit associated with stock option exercises	759	—	—	—	759
Other	(7)	292	174	—	459
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(1,313)	1,020	—	(293)
Inventories	—	5,330	(3,347)	20	2,003
Prepaid expenses and other assets	(1,974)	(2,101)	(1,413)	—	(5,488)
Accounts payable	554	1,548	(683)	—	1,419
Other liabilities	19,487	(20,923)	1,479	1,011	1,054
Cash flows from operating activities	19,455	(4,584)	9,002	—	23,873

Cash flows from investing activities:
Capital expenditures	(73)	(3,850)	(1,263)	—	(5,186)
Proceeds from sales of fixed assets	9	1,206	18	—	1,233
Acquisition of business, net of cash acquired	—	(36,859)	92	—	(36,767)
Cash flows from investing activities	(64)	(39,503)	(1,153)	—	(40,720)

Cash flows from financing activities:
Borrowings under lines of credit	—	193,406	19,473	(53,092)	159,787
Repayments under lines of credit	(24)	(140,290)	(16,538)	—	(156,852)
Debt issuance costs	(105)	—	—	—	(105)
Repayment of long-term debt	—	(7,555)	—	—	(7,555)
Proceeds from issuance of stock	5,744	—	—	—	5,744
Intercompany dividends	—	3,667	(3,667)	—	—
Intercompany transactions	(25,006)	27,594	(2,588)	—	—
Cash flows from financing activities	(19,391)	76,822	(3,320)	(53,092)	1,019

Effect of exchange rate changes on cash	—	—	917	—	917

Increase (decrease) in cash	—	32,735	5,446	(53,092)	(14,911)
Cash, beginning of period	—	12,255	8,792	21,236	42,283

Cash, end of period	$—	$44,990	$14,238	$(31,856)	$27,372

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2003 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(248)	$3,301	$6,716	$(71)	$9,698
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	510	8,854	1,595	—	10,959
Facility rationalization charges	—	4,158	—	—	4,158
Deferred tax expense (benefit)	—	(4,935)	1,518	816	(2,601)
Other	11	178	140	—	329
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	2,411	464	(92)	2,783
Inventories	—	6,485	738	150	7,373
Prepaid expenses and other assets	(496)	(174)	(187)	—	(857)
Accounts payable	25	948	35	78	1,086
Other liabilities	197	(1,187)	(150)	(895)	(2,035)
Cash flows from operating activities	(1)	20,039	10,869	(14)	30,893

Cash flows from investing activities:
Capital expenditures	(82)	(4,426)	(954)	—	(5,462)
Proceeds from sales of fixed assets	—	10	—	—	10
Capital contribution to subsidiary	1,370	(5,083)	3,713	—	—
Cash flows from investing activities	1,288	(9,499)	2,759	—	(5,452)

Cash flows from financing activities:
Borrowings under lines of credit	—	5,119	5,487	—	10,606
Repayments under lines of credit	(29)	(15,129)	(3,197)	10,039	(8,316)
Repayment of long-term debt	—	(6,512)	—	—	(6,512)
Proceeds from issuance of stock	1,455	—	—	—	1,455
Intercompany dividends	—	6,194	(6,194)	—	—
Intercompany transactions	(2,713)	10,877	(8,178)	14	—
Cash flows from financing activities	(1,287)	549	(12,082)	10,053	(2,767)

Effect of exchange rate changes on cash	—	—	510	—	510

Increase in cash	—	11,089	2,056	10,039	23,184
Cash, beginning of period	—	1,166	6,736	11,197	19,099

Cash, end of period	$—	$12,255	$8,792	$21,236	$42,283

 Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2002 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(564)	$10,195	$5,357	$(79)	$14,909
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	513	8,978	1,546	—	11,037
Deferred tax expense (benefit)	—	(687)	(1,778)	1,271	(1,194)
Other	—	161	173	—	334
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	6,484	(350)	(44)	6,090
Inventories	—	2,554	(771)	94	1,877
Prepaid expenses and other assets	(462)	(2,293)	(149)	—	(2,904)
Accounts payable	14	850	937	44	1,845
Other liabilities	1,524	(2,904)	(429)	(1,286)	(3,095)
Cash flows from operating activities	1,025	23,338	4,536	—	28,899

Cash flows from investing activities:
Capital expenditures	(4)	(4,920)	(680)	—	(5,604)
Proceeds from sales of fixed assets	—	4	—	—	4
Capital contribution to subsidiary	—	(705)	705	—	—
Cash flows from investing activities	(4)	(5,621)	25	—	(5,600)

Cash flows from financing activities:
Borrowings under lines of credit	33	121,848	5,723	—	127,604
Repayments under lines of credit	—	(132,434)	(5,428)	10,553	(127,309)
Repayment of long-term debt	—	(6,352)	—	—	(6,352)
Repurchase of long-term debt	(4,655)	—	—	—	(4,655)
Proceeds from issuance of stock	994	—	—	—	994
Intercompany dividends	—	787	(787)	—	—
Intercompany transactions	2,607	(2,072)	(535)	—	—
Cash flows from financing activities	(1,021)	(18,223)	(1,027)	10,553	(9,718)

Effect of exchange rate changes on cash	—	—	(27)	—	(27)

Increase (decrease) in cash	—	(506)	3,507	10,553	13,554
Cash, beginning of period	—	1,672	3,229	644	5,545

Cash, end of period	$—	$1,166	$6,736	$11,197	$19,099

20.       Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations, in thousands except share and per share data.

	2004
For the years ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$90,061	$83,688	$94,653	$106,632
Gross profit	25,725	24,403	25,896	33,109
Net income	3,344	2,714	2,828	6,981

Basic income per share	$0.41	$0.34	$0.35	$0.87
Diluted income per share	$0.39	$0.33	$0.34	$0.85

Weighted average shares:
Basic	8,210,407	7,957,483	7,998,481	8,018,655
Diluted	8,519,707	8,340,726	8,282,498	8,229,775

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$82,509	$78,035	$82,546	$94,130
Gross profit	20,832	22,713	22,891	26,117
Net income	683	2,160	1,838	5,017

Basic income per share	$0.08	$0.24	$0.21	$0.56
Diluted income per share	$0.08	$0.24	$0.21	$0.55

Weighted average shares:
Basic	8,906,238	8,906,238	8,930,613	8,955,178
Diluted	8,906,418	8,906,238	8,931,709	9,039,770

Steinway Musical Instruments, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (In Thousands)

Year ended December 31,	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquistions (1)	Foreign Currency Translation Adjustments	Deductions		Balance at End of Year

Reserves deducted from assets to which they apply:

Allowance for doubtful accounts:
2002	$10,909	$242	$—	$91	$147	(2)	$11,389
2003	11,389	218	—	65	(1,728	)(2)	9,944
2004	9,944	848	1,555	39	(575)		11,811

Inventory obsolescence:
2002	$4,739	$1,644	$—	$95	$(987)		$5,491
2003	5,491	731	—	126	(633)		5,715
2004	5,715	1,229	2,703	30	(2,103)		7,574

Reserves included in other current liabilities:

Accrued warranty expense:
2002	$2,221	$950	$—	$152	$(966)		$2,357
2003	2,357	1,361	—	198	(1,314)		2,602
2004	2,602	932	—	60	(1,455)		2,139

Accrued environmental expense:
2002	$500	$380	$—	$—	$(270)		$610
2003	610	267	—	—	(87)		790
2004	790	135	815	—	(207)		1,533

Reserve for recourse obligation on customer notes:
2002	$849	$—	$—		$(849	)(2)	$—
2003	—	—	—	—	—		—
2004	—	—	1,138	—	21		1,159

Note:                   (1)  Reserves recognized in connection with the Leblanc acquisition (See Note 3.)

(2)  Represents accounts written off, net of recoveries, and reclassifications to and from other accounts

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

Internal Control Over Financial Reporting

There were changes in our company’s internal control over financial reporting that occurred during the fourth quarter of 2004 which resulted from control improvement and remediation efforts.  These changes have not materially affected, and are not likely to materially affect, our company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Steinway Musical Instruments, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

(1)                                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)                                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

(3)                                  provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(4)                                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal Control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The scope of the assessment of effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004 did not include such internal controls of Leblanc, Inc., a wholly-owned subsidiary consisting of net assets purchased from G. Leblanc Corporation on August 12, 2004.  Leblanc’s financial statements include total assets of $36.4 million and revenues of $9.6 million, which represent 8% and 3%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2004.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on its assessment, management determined that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

By:	/s/	Dana D. Messina
Dana D. Messina
Chief Executive Officer
March 30, 2005

By:	/s/	Dennis M. Hanson
Dennis M. Hanson
Chief Financial Officer
March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steinway Musical Instruments, Inc.
Waltham, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Steinway Musical Instruments, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at its Leblanc business, which was acquired on August 12, 2004 and whose financial statements reflect total assets and revenues constituting 8 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.  Accordingly, our audit did not include the internal control over financial reporting at Leblanc.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 30, 2005

Item 9B. Other Information

Deloitte & Touche LLP (“Deloitte”), a member firm of Deloitte Touche Tohmatsu (“DTT”), is the Company’s independent registered public accounting firm.  Deloitte has informed the Company’s Audit Committee that during 2004 a member firm of Deloitte Touche Tohmatsu in Japan provided services related to the Japanese Consumption Tax filings for a wholly-owned subsidiary of the Company based in the United States of America.  A Consumption Tax Representative is allowed to handle the Japanese Consumption Tax procedures that foreign corporations or nonresidents without a fixed place of business in Japan are required to fulfill, including filing Japanese Consumption Tax returns, responding to notices, prepare applications and pay taxes in accordance with the Japanese Consumption Tax Law.  The Company engaged the DTT member firm to perform such services.

The DTT member firm received information from Company management and calculated the Japanese Consumption Tax on the applicable transactions for the period.  After review of the tax filing by Company management, the Company remitted taxes due to the DTT member firm, which upon notification of receipt from the bank, remitted such funds to the tax authorities’ authorized Japanese bank account.  The DTT member firm was paid $1,400 for the completion of the tax forms and provision of this service.  Having custody of the Company cash for payment to the tax authority is a relationship that might bear on Deloitte’s independence.  The total of such receipts and disbursements during 2004 was $19,000.  Deloitte informed the Company’s Audit Committee on December 1, 2004 of this issue and immediately discontinued the receipt of any tax payments from the Company.  The Audit Committee, after reviewing the facts, determined that the service did not impair Deloitte’s independence.  Deloitte recently notified the Securities and Exchange Commission of this event.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  The following documents are filed as a part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income Years Ended December 31, 2004, 2003, and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits:	The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

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

Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (9)

4.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of March 2, 2001, to the Existing Credit Agreement, by and among The Selmer Company, Inc., Steinway, Inc., United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (13)

4.3

Second Amendment to the Second Amended and Restated Credit Agreement dated as of April 19, 2001 among The Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers: certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (10)

4.4

Third Amendment to the Second Amended and Restated Credit Agreement dated as of August 31, 2001 among The Selmer Company, Inc., Steinway, Inc. and United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the several lenders from time to time parties thereto; and GMAC Commercial Credit LLC, as Administrative Agent (11)

4.5

Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of July 17, 2002 by and among The Selmer Company, Inc., Steinway, Inc., United Musical Instruments USA, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the lenders from time to time party to the Agreement; and GMAC Commercial Credit, LLC, as Administrative Agent (14)

4.6

Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of January 14, 2003 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. with and into Conn-Selmer, Inc., Steinway, Inc., as borrowers; certain wholly owned subsidiaries of the borrowers (as may be amended from time to time), as guarantors; the lenders, from time to time party to the Agreement; and GMAC Commercial Credit LLC, as Administrative Agent (14)

4.7

Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of January 31, 2004 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. and United Musical Instruments Holdings, Inc. with and into Conn-Selmer, Inc., Steinway, Inc., as borrowers; those signatories identified as guarantors, the lenders, and GMAC Commercial Credit LLC, as administrative agent (16)

4.8

Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of May 26, 2004 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. and United Musical Instrument Holdings with and into Conn-Selmer, Inc., Steinway, Inc., as borrowers; those signatories identified as guarantors, the lenders, and GMAC Commercial Credit LLC, as administrative agent. (18)

4.9

Eighth Amendment to the Second Amended and Restated Credit Agreement dated as of August 11, 2004 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. and United Musical Instruments Holdings, Inc. with and into Conn-Selmer, Inc., Steinway, Inc., as borrowers; those signatories identified as guarantors, the lenders, and GMAC Commercial Credit LLC, as administrative agent.

4.10	Registration Rights Agreement, dated as of August 9, 1993, among Selmer Industries, Inc. and the purchasers of certain equity securities (1)
4.11	Indenture, dated as of April 19, 2001, among Steinway Musical Instruments, Inc., the subsidiary guarantors named therein and UBS Warburg, LLC, as the initial purchaser (12)
4.12

Exchange Registration Rights agreement, dated as of May 25, 1995, by and among The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and Donaldson, Lufkin & Jenrette Corporation (2)

10.1	Employment Agreement, dated May 8, 1989, between Steinway Musical Properties, Inc. and Thomas Kurrer (3)
10.2	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Bruce Stevens (3)
10.3	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (6)
10.4	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Dennis Hanson (3)
10.5	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (6)
10.6	Employment Agreement, dated as of January 4, 1999, between the Registrant and Dana Messina (7)
10.7	Employment Agreement, dated as of January 4, 1999, between the Registrant and Kyle Kirkland (7)
10.8	Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips Electronics North American Corporation (1)
10.9	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
10.10	Amended and Restated 1996 Stock Plan of the Registrant (14)
10.11	Form of Non-compete Agreement dated July 1996 between Steinway Musical Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (5)
10.12	Employment Agreement dated November 11, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr. (14)
10.13	Working Agreement between Conn-Selmer, Inc. and United Automobile, Aerospace and Agriculture Implement Workers of America, Local No. 612 (15)
10.14	Working Agreement between Vincent Bach Division of Conn-Selmer, Inc. and United Automobile, Aerospace and Agricultural Implement Workers of America Local No. 634 (15)
10.15	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359 (15)
10.16	Agreement between Steinway, Inc. d/b/a Steinway & Sons and Local 102 F.W. AFL-CIO (16)
10.17	Asset Purchase Agreement (the “Asset Purchase Agreement”) dated July 22, 2004 by and between G. Leblanc Corporation, and Steinway Musical Instruments, Inc. (17)
14.0	Code of Ethics and Professional Conduct
21.1	List of Subsidiaries of the Registrant
23.1	Independent Auditors’ Consent - Deloitte & Touche LLP
23.2	Preferability Letter – Deloitte & Touche LLP (16)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(12)    Previously filed with the Commission on June 12, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(13)    Previously filed with the Commission on March 28, 2001 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(14)    Previously filed with the Commission on March 18, 2003 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(15)    Previously filed with the Commission on August 12, 2003 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(16)    Previously filed with the Commission on March 16, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(17)    Previously filed with the Commission on July 27, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K.

(18)    Previously filed with the Commission on August 5, 2004 as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On November 4, 2004 the Company filed a Current Report on Form 8-K that included a press release issued on November 4, 2004 announcing Steinway Musical Instruments, Inc.’s earnings results for the quarter and nine months ended September 30, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.

By:	/s/ Dana D. Messina	March 30, 2005
Dana D. Messina		(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed below on March 30, 2005:

Signature	Title

/s/ Dana D. Messina	Director and Chief Executive Officer (Principal Executive Officer)
Dana D. Messina

/s/ Dennis M. Hanson	Chief Financial Officer (Principal Financial and Accounting Officer)
Dennis M. Hanson

/s/ Kyle R. Kirkland	Chairman of the Board
Kyle R. Kirkland

/s/ John M. Stoner, Jr.	Director
John M. Stoner, Jr.

/s/ Bruce A. Stevens	Director
Bruce A. Stevens

/s/ Peter McMillan	Director
Peter McMillan

/s/ A. Clinton Allen	Director
A. Clinton Allen

/s/ Rudolph K. Kluiber	Director
Rudolph K. Kluiber