Form 10-Q
period 2005-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2005-05-10
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Number of shares of Common Stock issued and outstanding as of May 5, 2005:	Class A	477,952
	Ordinary	7,568,135
	Total	8,046,087

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Consolidated and Condensed Consolidated Financial Statements:

Consolidated Statements of Income Three months ended March 31, 2005 and March 31, 2004

Condensed Consolidated Balance Sheets March 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows Three months ended March 31, 2005 and March 31, 2004

Consolidated Statement of Stockholders’ Equity Three months ended March 31, 2005

Notes to Consolidated and Condensed Consolidated Financial Statements

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

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales	$91,342	$90,061
Cost of sales	65,645	64,336

Gross profit	25,697	25,725

Operating expenses:
Sales and marketing	11,272	11,294
General and administrative	6,975	6,014
Amortization	282	291
Other operating expenses	110	28
Total operating expenses	18,639	17,627

Income from operations	7,058	8,098

Other income, net	(439)	(612)
Interest income	(970)	(637)
Interest expense	4,139	3,778

Income before income taxes	4,328	5,569

Income tax provision	1,730	2,225

Net income	$2,598	$3,344

Earnings per share:
Basic	$0.32	$0.41
Diluted	$0.32	$0.39

Weighted average shares:
Basic	8,030,879	8,210,407
Diluted	8,241,196	8,519,707

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$24,721	$27,372
Accounts, notes and other receivables, net of allowances of $11,836 and $13,271 in 2005 and 2004, respectively	88,407	88,059
Inventories	177,264	172,346
Prepaid expenses and other current assets	4,618	5,937
Deferred tax assets	14,883	15,047
Total current assets	309,893	308,761

Property, plant and equipment, net of accumulated depreciation of $72,463 and $70,473 in 2005 and 2004, respectively	100,216	102,944
Trademarks	12,058	12,325
Goodwill	31,236	31,854
Other intangibles, net	5,101	5,290
Other assets	16,632	16,371

Total assets	$475,136	$477,545

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$15,005	$14,212
Accounts payable	14,220	14,789
Other current liabilities	44,029	43,892
Total current liabilities	73,254	72,893

Long-term debt	206,570	208,580
Deferred tax liabilities	25,687	26,240
Other non-current liabilities	23,713	24,279
Total liabilities	329,224	331,992

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	81,413	81,129
Retained earnings	115,185	112,587
Accumulated other comprehensive loss	(3,260)	(737)
Treasury stock, at cost	(47,436)	(47,436)
Total stockholders’ equity	145,912	145,553

Total liabilities and stockholders’ equity	$475,136	$477,545

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$2,598	$3,344
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,839	2,703
Amortization of bond premium	(63)	(42)
Deferred tax benefit	(159)	(127)
Tax benefit from stock option exercises	32	642
Other	131	31
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(882)	(7,706)
Inventories	(7,179)	(3,955)
Prepaid expenses and other assets	1,548	(494)
Accounts payable	(394)	517
Other liabilities	1,151	6,177
Cash flows from operating activities	(378)	1,090

Cash flows from investing activities:
Capital expenditures	(1,212)	(904)
Proceeds from disposals of fixed assets	304	76
Cash flows from investing activities	(908)	(828)

Cash flows from financing activities:
Borrowings under lines of credit	1,349	8,230
Repayments under lines of credit	(658)	(7,896)
Debt issuance costs	—	(105)
Repayments of long-term debt	(1,595)	(1,640)
Proceeds from issuance of common stock	252	4,257
Cash flows from financing activities	(652)	2,846

Effect of foreign exchange rate changes on cash	(713)	(341)

Increase (decrease) in cash	(2,651)	2,767
Cash, beginning of period	27,372	42,283

Cash, end of period	$24,721	$45,050

Supplemental Cash Flow Information
Interest paid	$815	$316
Taxes paid	$3,685	$2,760

Non-cash transaction:
Purchase of common stock by issuance of bonds	$—	$31,583

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2005	$10	$81,129	$112,587	$(737)	$(47,436)	$145,553
Comprehensive income:
Net income			2,598			2,598
Foreign currency translation adjustment				(2,497)		(2,497)
Unrealized holding loss on marketable securities, net				(26)		(26)
Total comprehensive income						75
Exercise of 12,440 options for shares of common stock		252				252
Tax benefit of options exercised		32				32
Balance, March 31, 2005	$10	$81,413	$115,185	$(3,260)	$(47,436)	$145,912

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2005

Unaudited

(Tabular Amounts In Thousands Except Share and Per Share Data)

(1)   Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2005 and 2004 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2004, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.  You should read the consolidated and condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

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

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value method to measure stock-based employee compensation:

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income, as reported	$2,598	$3,344
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(252)	(254)

Pro forma net income	$2,346	$3,090
Earnings per share:
Basic - as reported	$0.32	$0.41
Basic - pro forma	$0.29	$0.38

Diluted - as reported	$0.32	$0.39
Diluted - pro forma	$0.28	$0.36

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model.  There were no stock option awards during the three months ended March 31, 2005 and 2004.  Key assumptions used to apply this pricing model to the option feature in the Purchase Plan are as follows:

	Three Months Ended March 31,
	2005	2004
Weighted-average interest rates	2.04%	1.26%
Weighted-average expected life of option feature in the Purchase Plan (in years)	1.00	1.00
Weighted-average expected life of option grants (in years)	—	—
Expected volatility of underlying stock	27%	27%

The weighted-average fair value of options on their grant date is as follows:

	Three Months Ended March 31,
	2005	2004

Option feature in Purchase Plan	$7.33	$4.09

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

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2005	2004
Weighted-average shares:
For basic earnings per share	8,030,879	8,210,407
Dilutive effect of stock options	210,317	309,300
For diluted earnings per share	8,241,196	8,519,707

All outstanding options were included in the computation of diluted net earnings per common share for the three months ended March 31, 2005 and 2004 because the exercise prices of the options were less than the average market price of the common shares.

Accumulated Other Comprehensive Income(Loss) – Accumulated other comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on available-for-sale (“AFS”) marketable securities.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Gain/(Loss) on AFS Securities	Tax Impact of Unrealized Holding Gain/(Loss) on AFS Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance, January 1, 2005	$5,746	$157	$(63)	$(10,802)	$4,225	$(737)
Activity	(2,497)	(44)	18	—	—	(2,523)
Balance, March 31, 2005	$3,249	$113	$(45)	$(10,802)	$4,225	$(3,260)

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payments” (SFAS No. 123R). This accounting standard, which was originally effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options using the fair value method.  In April 2005, the SEC revised the compliance date to fiscal years beginning after June 15, 2005.  We plan to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on earnings of approximately $0.11 per share in additional stock compensation expense in 2006.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position or results of operations.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material effect on our financial position or results of operations.

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

We acquired Leblanc because its line of instruments and accessories is complementary to our existing product lines, enabling us to gain or strengthen market share in certain instrument categories.  Under terms of the assets purchase agreement, the Company provisionally disbursed $37.6 million for the purchase price, of which $4.5 million is being held in escrow pending expiration of the indemnification period.  The final purchase price is dependent upon a calculation derived from the closing balance sheet which, when finalized, may result in a recovery of a portion of the initial payment, or may require an additional payment to be made.  At March 31, 2005, the Company recognized an expected recovery of $0.8 million of the provisional purchase price based on current information.  We are still accumulating certain information relative to the valuation of property and other assets that may impact the final purchase price allocation.  Accordingly, the final purchase price allocation may differ from amounts previously disclosed.

(4)   Inventories

	March 31, 2005	December 31, 2004

Raw materials	$22,365	$23,439
Work in process	54,787	54,612
Finished goods	100,112	94,295
Total	$177,264	$172,346

5)    Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives.  Deferred financing costs are amortized over the repayment periods of the underlying debt.  We test our goodwill and indefinite-lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  Our annual impairment assessment is in July.The changes in net carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2005	$23,299	$8,555	$31,854
Foreign currency translation impact	(618)	—	(618)
Balance, March 31, 2005	$22,681	$8,555	$31,236

Trademarks:
Balance, January 1, 2005	$7,964	$4,361	$12,325
Foreign currency translation impact	(195)	(72)	(267)
Balance, March 31, 2005	$7,769	$4,289	$12,058

We also carry certain intangible assets that are amortized.  Once fully amortized, these assets are removed from both the gross and accumulated amortization balance.  These assets consist of the following:

	March 31, 2005	December 31, 2004

Gross deferred financing costs	$8,720	$8,627
Accumulated amortization	(4,079)	(3,834)
Deferred financing costs, net	$4,641	$4,793

Gross covenants not to compete	$750	$750
Accumulated amortization	(290)	(253)
Covenants not to compete, net	$460	$497

The weighted-average amortization period for deferred financing costs is 9 years, and the weighted-average amortization period of covenants not to compete is 5 years.  Total amortization expense is as follows:

	Three Months Ended March 31,
	2005	2004

Amortization expense	$282	$291

The following table shows the total estimated amortization expense for 2005 and the next five succeeding fiscal years:

Estimated amortization expense:

2005	$1,117
2006	1,085
2007	1,084
2008	940
2009	549
2010	466

(6)   Other Current Liabilities

	March 31, 2005	December 31, 2004

Accrued payroll and related benefits	$19,691	$18,072
Current portion of pension liability	2,858	2,811
Accrued warranty expense	2,126	2,139
Accrued interest	7,071	3,257
Deferred income	4,906	4,468
Other accrued expenses	7,377	13,145
Total	$44,029	$43,892

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years.  The accrued expense recorded is generally based on a percentage of sales and is adjusted periodically following an analysis of historical warranty activity.

The accrued warranty expense activity for the three months ended March 31, 2005 and 2004, and the year ended December 31, 2004 is as follows:

	March 31, 2005	March 31, 2004	December 31, 2004
Beginning balance	$2,139	$2,602	2,602
Additions	235	290	932
Claims and reversals	(215)	(321)	(1,455)
Foreign currency translation impact	(33)	(12)	60
Ending balance	$2,126	$2,559	2,139

(7)   Long-Term Debt

Long-term debt consists of the following:

March 31, 2005
Term loans	$38,028
8.75% Senior Notes	174,345
Unamortized bond premium	1,521
Open account loans, payable on demand	7,681
Total	221,575
Less current portion	15,005
Long-term debt	$206,570

Scheduled payments of long-term debt are as follows:

March 31, 2005
Remainder of 2005	$12,993
2006	8,073
2007	8,135
2008	16,508
2009	—
Thereafter	174,345
Total	$220,054

(8)   Stockholders’ Equity

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  At March 31, 2005 the Chairman and Chief Executive Officer own 100% of the Class A common shares, representing approximately 86% of the combined voting power of the Class A common stock and Ordinary common stock.

(9)   Facility Rationalization – Band

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

The accrued severance liability activity associated with the band segment’s facility rationalization project for the three months ended March 31, 2004 was as follows:

Facility rationalization severance liability:
Balance at January 1, 2004	$1,158
Additions charged to cost of sales	1,412
Payments	(323)
Reversals	—
Ending balance March 31, 2004	$2,247

We acquired a manufacturing facility via the acquisition in August 2004 (see Note 3) that had been scheduled for closure by the predecessor owner.  We ramped down manufacturing at this facility from the date of acquisition until the end of 2004 and vacated this facility in the first quarter of 2005.  We incurred no significant costs as a result of this closure.  This facility, which had a book value of $0.8 million, was classified as held for sale in the first quarter of 2005 and included as a component of other assets.  This facility, and the Elkhart, Indiana facility closed in 2004 were sold subsequent to quarter-end for combined net expected proceeds of $0.9 million.  The gain on the sales is not expected to be significant.

(10)    Other Income, Net

	Three Months Ended March 31,
	2005	2004

West 57th building income	$(1,163)	$(1,163)
West 57th building expenses	814	814
Foreign exchange (gains) losses, net	(15)	(258)
Miscellaneous	(75)	(5)
Other income, net	$(439)	$(612)

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

We are continuing an existing environmental remediation program at a facility we acquired in 2000.  We currently estimate that this project will take eighteen years to complete, at a total cost of approximately $0.9 million.  We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.7%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2005	140
2006	75
2007	54
2008	47
2009	47
Thereafter	513
Total	$876

In 2004, we acquired manufacturing facilities for which environmental remediation programs had already been established.  Based on our current assessment, we have accrued approximately $0.7 million for the cost of these remediation programs.

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

(12)    Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K.  The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Service cost	$126	$286	$168	$167
Interest cost	566	1,033	325	322
Expected return on plan assets	(782)	(1,401)	(75)	(68)
Amortization of prior service cost	76	212	—	—
Amortization of net loss	114	88	—	19
Net periodic benefit cost	$100	$218	$418	$440

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The components of net periodic pension cost for these benefits are as follows:

	Three Months Ended March 31,
	2005	2004
Service cost	$11	$19
Interest cost	36	38
Amortization of transition obligation	13	13
Amortization of net loss	—	5
Net postretirement benefit cost	$60	$75

We anticipate domestic pension plan contributions of approximately $1.5 million for the current year.  As of March 31, 2005 we have not yet made a contribution to this plan.  Our anticipated contributions to our U.K. pension plan approximate $0.2 million for the current year.  As of March 31, 2005, we have made contributions of less than $0.1 million to this plan.  Our German plans do not hold any assets and pay participant benefits as incurred.  Expected 2005 benefit payments under these plans are $1.1 million.  For the three months ended March 31, 2005, we have made benefit payments of $0.2 million under these plans.

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

The following tables present information about our operating segments for the three-month periods ended March 31, 2005 and 2004:

	Piano Segment				Band Segment			Other	Consol
Three months ended 2005	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$25,917	$10,314	$7,544	$43,775	$45,751	$1,816	$47,567	$—	$91,342
Income (loss) from operations	2,478	2,206	551	5,235	2,714	(54)	2,660	(837)	7,058

	Piano Segment				Band Segment			Other	Consol
Three months ended 2004	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$26,741	$10,388	$8,588	$45,717	$43,181	$1,163	$44,344	$—	$90,061
Income (loss) from operations	2,252	1,556	1,152	4,960	3,789	35	3,824	(686)	8,098

(14)    Summary of Guarantees

Our payment obligations under our 8.75% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Conn-Selmer, Steinway, and certain other of our direct and indirect wholly-owned subsidiaries, each a Guarantor (the “Guarantor Subsidiaries”).  These subsidiaries represent all of our (the “Issuer”) operations conducted in the United States.  The remaining subsidiaries, which do not guarantee the 8.75% Senior Notes, represent non-U.S. operations (the “Non Guarantor Subsidiaries”).

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$74,603	$20,963	$(4,224)	$91,342
Cost of sales	—	56,567	13,371	(4,293)	65,645

Gross profit	—	18,036	7,592	69	25,697

Operating expenses:
Sales and marketing	—	8,318	2,954	—	11,272
General and administrative	1,771	3,612	1,592	—	6,975
Amortization	117	162	3	—	282
Other operating (income) expense	(1,051)	825	336	—	110
Total operating expenses	837	12,917	4,885	—	18,639

Income (loss) from operations	(837)	5,119	2,707	69	7,058

Other income, net	(8)	(416)	(15)	—	(439)
Interest income	(3,665)	(5,950)	(90)	8,735	(970)
Interest expense	3,858	8,942	74	(8,735)	4,139

Income (loss) before income taxes	(1,022)	2,543	2,738	69	4,328

Income tax provision (benefit)	537	(30)	1,165	58	1,730

Net income (loss)	$(1,559)	$2,573	$1,573	$11	$2,598

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$72,695	$21,056	$(3,690)	$90,061
Cost of sales	—	54,533	13,392	(3,589)	64,336

Gross profit	—	18,162	7,664	(101)	25,725

Operating expenses:
Sales and marketing	—	8,212	3,064	18	11,294
General and administrative	1,360	3,119	1,535	—	6,014
Amortization	116	174	1	—	291
Other operating (income) expense	(895)	620	321	(18)	28
Total operating expenses	581	12,125	4,921	—	17,627

Income (loss) from operations	(581)	6,037	2,743	(101)	8,098

Other income, net	—	(357)	(255)	—	(612)
Interest income	(3,657)	(5,553)	(29)	8,602	(637)
Interest expense	3,634	8,660	86	(8,602)	3,778

Income (loss) before income taxes	(558)	3,287	2,941	(101)	5,569

Income tax provision (benefit)	(217)	1,330	1,153	(41)	2,225

Net income (loss)	$(341)	$1,957	$1,788	$(60)	$3,344

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$42,285	$13,440	$(31,004)	$24,721
Accounts, notes and other receivables, net	—	78,649	9,758	—	88,407
Inventories	—	131,645	46,816	(1,197)	177,264
Prepaid expenses and other current assets	736	2,784	1,098	—	4,618
Deferred tax assets	—	9,700	5,183	—	14,883
Total current assets	736	265,063	76,295	(32,201)	309,893

Property, plant and equipment, net	236	81,935	18,066	(21)	100,216
Investment in subsidiaries	69,643	283,036	—	(352,679)	—
Trademarks	—	7,874	4,045	139	12,058
Goodwill	—	17,973	13,263	—	31,236
Other intangibles, net	2,821	2,190	90	—	5,101
Other assets	3,274	10,036	3,322	—	16,632
Total assets	$76,710	$668,107	$115,081	$(384,762)	$475,136

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$7,324	$7,681	$—	$15,005
Accounts payable	241	9,887	4,092	—	14,220
Other current liabilities	7,110	21,587	15,585	(253)	44,029
Total current liabilities	7,351	38,798	27,358	(253)	73,254

Long-term debt	175,866	61,708	—	(31,004)	206,570
Intercompany	(137,548)	138,412	(864)	—	—
Deferred tax liabilities	45	18,783	6,859	—	25,687
Other non-current liabilities	1,032	1,862	20,819	—	23,713
Total liabilities	46,746	259,563	54,172	(31,257)	329,224

Stockholders’ equity	29,964	408,544	60,909	(353,505)	145,912

Total liabilities and stockholders’ equity	$76,710	$668,107	$115,081	$(384,762)	$475,136

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2004

Unaudited

(In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Assets:
Current assets:
Cash	$—	$44,990	$14,238	$(31,856)	$27,372
Accounts, notes and other receivables, net	—	74,805	13,254	—	88,059
Inventories	—	127,577	46,034	(1,265)	172,346
Prepaid expenses and other current assets	1,007	3,956	974	—	5,937
Deferred tax assets	—	9,695	5,352	—	15,047
Total current assets	1,007	261,023	79,852	(33,121)	308,761

Property, plant and equipment, net	181	83,713	19,072	(22)	102,944
Investment in subsidiaries	69,643	278,513	—	(348,156)	—
Trademarks	—	7,625	4,700	—	12,325
Goodwill	—	17,973	13,881	—	31,854
Other intangibles, net	2,938	2,352	—	—	5,290
Other assets	3,126	10,241	3,004	—	16,371
Total assets	$76,895	$661,440	$120,509	$(381,299)	$477,545

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$6,972	$7,240	$—	$14,212
Accounts payable	677	10,716	3,396	—	14,789
Other current liabilities	5,618	21,950	16,635	(311)	43,892
Total current liabilities	6,295	39,638	27,271	(311)	72,893

Long-term debt	175,929	64,507	—	(31,856)	208,580
Intercompany	(137,549)	139,993	(2,444)	—	—
Deferred tax liabilities	63	18,843	7,334	—	26,240
Other non-current liabilities	892	1,784	21,603	—	24,279
Total liabilities	45,630	264,765	53,764	(32,167)	331,992

Stockholders’ equity	31,265	396,675	66,745	(349,132)	145,553

Total liabilites and stockholders’ equity	$76,895	$661,440	$120,509	$(381,299)	$477,545

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,559)	$2,573	$1,573	$11	$2,598
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	136	2,237	467	(1)	2,839
Amortization of bond premium	(63)	—	—	—	(63)
Deferred tax benefit	(18)	(65)	(76)	—	(159)
Tax benefit from stock option exercises	32	—	—	—	32
Other	—	183	(52)	—	131
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(4,027)	3,145	—	(882)
Inventories	—	(4,325)	(2,786)	(68)	(7,179)
Prepaid expenses and other assets	97	2,146	(695)	—	1,548
Accounts payable	(436)	(829)	871	—	(394)
Other liabilities	1,632	(285)	(254)	58	1,151
Cash flows from operating activities	(179)	(2,392)	2,193	—	(378)

Cash flows from investing activities:
Capital expenditures	(74)	(808)	(330)	—	(1,212)
Proceeds from disposal of fixed assets	—	—	304	—	304
Cash flows from investing activities	(74)	(808)	(26)	—	(908)

Cash flows from financing activities:
Borrowings under lines of credit	—	—	1,349	—	1,349
Repayments under lines of credit	—	(852)	(658)	852	(658)
Repayments of long-term debt	—	(1,595)	—	—	(1,595)
Proceeds from issuance of stock	252	—	—	—	252
Intercompany transactions	1	2,942	(2,943)	—	—
Cash flows from financing activities	253	495	(2,252)	852	(652)

Effect of exchange rate changes on cash	—	—	(713)	—	(713)

Increase (decrease) in cash	—	(2,705)	(798)	852	(2,651)
Cash, beginning of period	—	44,990	14,238	(31,856)	27,372

Cash, end of period	$—	$42,285	$13,440	$(31,004)	$24,721

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(341)	$1,957	$1,788	$(60)	$3,344
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	131	2,147	425	—	2,703
Amortization of bond premium	(42)	—	—	—	(42)
Deferred tax benefit	—	(65)	(62)	—	(127)
Tax benefit from stock option exercises	642	—	—	—	642
Other	—	(76)	107	—	31
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(7,175)	(531)	—	(7,706)
Inventories	—	(2,704)	(1,352)	101	(3,955)
Prepaid expenses and other assets	152	(575)	(71)	—	(494)
Accounts payable	246	825	(554)	—	517
Other current liabilities	2,180	3,815	223	(41)	6,177
Cash flows from operating activities	2,968	(1,851)	(27)	—	1,090

Cash flows from investing activities:
Capital expenditures	(19)	(627)	(258)	—	(904)
Proceeds from disposal of fixed assets	—	76	—	—	76
Cash flows from investing activities	(19)	(551)	(258)	—	(828)

Cash flows from financing activities:
Borrowings under lines of credit	32	—	1,654	6,544	8,230
Repayments under lines of credit	—	(6,576)	(1,320)	—	(7,896)
Debt issuance costs	(105)	—	—	—	(105)
Repayments of long-term debt	—	(1,640)	—	—	(1,640)
Proceeds from issuance of stock	4,257	—	—	—	4,257
Intercompany transactions	(7,133)	10,621	(3,488)	—	—
Cash flows from financing activities	(2,949)	2,405	(3,154)	6,544	2,846

Effect of exchange rate changes on cash	—	—	(341)	—	(341)

Increase (decrease) in cash	—	3	(3,780)	6,544	2,767
Cash, beginning of period	—	12,255	8,792	21,236	42,283

Cash, end of period	$—	$12,258	$5,012	$27,780	$45,050

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular Amounts in Thousands Except Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high-quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brass, woodwind, percussion and stringed instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig.  We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report.  These risk factors include, but are not limited to, the following:  changes in general economic conditions; geopolitical events; increased competition; work stoppages and slowdowns; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new band instrument product and distribution strategies; ability of suppliers to meet demand; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully integrate and operate acquired businesses.  Further information on these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2004, our Final Prospectus filed in August 1996, and Registration Statement No. 333-62790 filed in June 2001, particularly in the sections entitled “Risk Factors.”  We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Quarter Ended				Change
	March 31, 2005		March 31, 2004		$	%

Net sales
Band	$47,567		$44,344		3,223	7.3
Piano	43,775		45,717		(1,942)	(4.2)
Total sales	91,342		90,061		1,281	1.4

Cost of sales
Band	37,814		34,316		3,498	10.2
Piano	27,831		30,020		(2,189)	(7.3)
Total cost of sales	65,645		64,336		1,309	2.0

Gross profit
Band	9,753	20.5%	10,028	22.6%	(275)	(2.7)
Piano	15,944	36.4%	15,697	34.3%	247	1.6
Total gross profit	25,697		25,725		(28)	(0.1)
	28.1%		28.6%

Operating expenses	18,639		17,627		1,012	5.7

Income from operations	7,058		8,098		(1,040)	(12.8)

Other income, net	(439)		(612)		173	(28.3)
Net interest expense	3,169		3,141		28	0.9

Income before income taxes	4,328		5,569		(1,241)	(22.3)

Income taxes	1,730	40.0%	2,225	40.0%	(495)	(22.2)

Net income	$2,598		$3,344		(746)	(22.3)

Overview – We acquired substantially all of the assets of G. Leblanc Corporation, a high-quality band instrument manufacturer, in August 2004, which drove the band division’s revenue improvement in the current period.  Sales of other band instruments were off from the prior period as shipments of certain domestically produced woodwind instruments and certain new sourced products lagged higher order intake.  In addition, production disruptions resulting from new personnel training at our woodwind facility adversely impacted band gross margins.

Despite slower retail sales and soft wholesale volume at our European and Asian operations, overall piano performance improved as a result of gross margin increases and controlled operating expenses.

Net Sales – The increase in net sales of $1.3 million resulted from higher band sales offsetting lower piano sales.  Piano division sales decreased $1.9 million, primarily as a result of the $1.4 million decrease in domestic retail sales.  Overall piano unit shipments were down, with Steinway grand unit shipments decreasing 4% and Boston product unit shipments decreasing 2%.  The impact of fewer unit shipments was mitigated by standard sales price increases on Steinway and Boston products.  Our band division sales increased $3.2 million primarily as a result of incremental Leblanc product sales of $5.7 million.  Although certain woodwind instruments for which we received orders were not available for shipment, we were in a strong inventory position on certain Leblanc products, such as clarinets, and were readily able to ship those products.  Continued improvement in our percussion instrument sales also contributed to the overall increase.

Gross Profit – Gross profit remained stable for the quarter as the decline in band margins was offset by the improvement in margin for the piano division.  Piano margins increased from 34.3% to 36.4% despite lower domestic retail sales due to shifts in domestic sales mix to larger, higher margin Steinway grand units. Increased production levels at our German manufacturing facility and lower domestic overhead expenses also contributed to the margin improvement.  Band gross margins declined from 22.6% to 20.5% in the period.  Atypical charges affecting margin in 2005 totaled $0.7 million, comprised entirely of charges that arose from the write-up of Leblanc inventory to fair value.  Atypical charges affecting margin in 2004 included $1.4 million in severance costs associated with the closure of one of our woodwind manufacturing facilities.  Despite the decrease in atypical charges, gross margins declined primarily as a result of the factory disruptions caused by production ramp-up efforts and workforce training at our domestic woodwind manufacturing facility.

Operating Expenses – Operating expenses increased $1.0 million, primarily due to incremental costs of $0.6 million associated with Leblanc. An increase in external costs associated with the ongoing Sarbanes-Oxley Act compliance efforts also contributed to the increase.

Interest Expense and Other Income, Net – These other expenses increased $0.2 million to $2.7 million due to the lower foreign currency gains in the period.  Increased domestic interest expense due to the rise in interest rates and our increased bond debt ($29.0 million issued in February 2004) was offset by increased interest income on our band division’s notes receivable.

Income Taxes – Our effective tax rate of 40% is consistent with the prior period.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2005 and 2004 are summarized as follows:

	2005	2004	Change
Net income:	$2,598	$3,344	$(746)
Changes in operating assets and liabilities	(5,756)	(5,461)	(295)
Other adjustments to reconcile net income to cash from operating activities	2,780	3,207	(427)
Cash flows from operating activities	(378)	1,090	(1,468)

Cash flows from investing activities	(908)	(828)	(80)

Cash flows from financing activities	(652)	2,846	(3,498)

Cash flows from operating activities decreased $1.5 million, resulting in part from a decrease in net income of $0.7 million.  Although cash used for accounts receivable decreased during the period as a result of lower sales volume, cash used for inventory increased $3.2 million on lower sell –through of piano inventory coupled with higher production levels at certain plants.

The use of cash for investing activities increased less than $0.1 million as increased capital expenditures of $0.3 million were offset by proceeds from disposals of certain fixed assets from G. Leblanc Corporation, which we acquired in August 2004.  Fewer stock option exercises resulted in a decrease in cash flows of $4.0 million, causing the net decrease in cash flows from financing activities of $3.5 million in the period.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.   The Credit facility expires on September 14, 2008.  As of March 31, 2005 there were no revolving credit loans outstanding, and availability based on eligible accounts receivable and inventory balances was approximately $82.5 million.  We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.3 million ($21.2 million at the March 31, 2005 exchange rate), net of borrowing restrictions of €0.9 million ($1.2 million at the March 31, 2005 exchange rate) and are payable on demand.  These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the open account loans can be converted into a maximum of £0.5 million ($0.9 million at the March 31, 2005 exchange rate) for use by our UK branch and ¥700 million ($6.5 million at the March 31, 2005 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €1.8 million into U.S dollars or Chinese renminbi ($2.3 million at the March 31, 2005 exchange rate).  We had $4.2 million outstanding as of March 31, 2005 on these credit facilities.  In January 2005, our Japanese subsidiary entered into a separate revolving loan agreement that provides additional borrowing capacity of up to ¥475 million ($4.4 million at the March 31, 2005 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day Tokyo Interbank Offered Rate ("TIBOR") (0.1% as of March 31, 2005) plus 0.875% and expires on January 31, 2010.  As of March 31, 2005, we had $3.5 million outstanding on this revolving loan agreement.

On February 4, 2004 we purchased 1,271,450 shares of our Ordinary common stock directly from our then largest institutional shareholder.  In exchange, we issued $29.0 million in principal amount of our 8.75% Senior Notes due 2011 under the existing indenture.  We issued these bonds at a premium of 106.3%.  This transaction increased our treasury stock by $31.6 million.

Our bond indenture contains limitations based on net income (among other things) on the amount of discretionary repurchases we may make of our Ordinary common stock.  As a result of the February 2004 stock repurchase, we had approached the limitation.  Although our availability under these limitations has increased over time as we have earned income, we currently have no short-term plans to repurchase additional Ordinary common stock either directly from shareholders or on the open market.

Our long-term financing consists primarily of $174.3 million of 8.75% Senior Notes and $38.0 million of term loans outstanding under the Credit Facility. Our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of March 31, 2005.

In August 2004 we purchased substantially all of the assets of G. Leblanc Corporation, a manufacturer of high-quality band instruments, for $36.8 million.  We funded this acquisition with approximately $22.0 million in cash, supplemented by borrowings on our credit facility, which we paid off by December 31, 2004.  However, the final purchase price is dependent upon a calculation derived from the closing balance sheet which, when finalized, may result in a recovery of a portion of the initial payment, or may require an additional payment to be made.  Neither scenario will have a material impact on our liquidity or cash flows.  We are not aware of any other trends, demands, commitments, or costs of resources that are expected to materially impact liquidity or capital resources.  Therefore, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet existing debt service requirements, fund continuing capital requirements and satisfy working capital and general corporate needs for the next twelve months.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of outstanding stock options under our Amended and Restated 1996 Stock Plan.  These options will have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

Contractual Obligations

The following table provides a summary of our contractual obligations at March 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$315,987	$30,323	$46,065	$35,167	$204,432
Operating leases (2)	272,426	4,920	8,643	7,585	251,278
Purchase obligations (3)	13,477	13,243	234	—	—
Other long-term liabilities (4)	24,400	3,136	4,213	3,213	13,838
Total	$626,290	$51,622	$59,155	$45,965	$469,548

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations and the fixed interest on our Notes. The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $257.0 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, imported products, and equipment.

(4) Other long-term liabilities consist primarily of the long-term portion of our pension obligations and obligations under employee and consultant agreements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payments” (SFAS No. 123R). This accounting standard, which was originally effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options using the fair value method.  In April 2005, the SEC revised the compliance date to fiscal years beginning after June 15, 2005.  We plan to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on earnings of approximately $0.11 per share in additional stock compensation expense in 2006.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No.153 to have a material impact on our financial position or results of operations.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), clarifies the term conditional asset retirement obligation as used in SFAS No. 143. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material effect on our financial position or results of operations.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding forward foreign currency contracts.  They are not designated as hedges for accounting purposes.  These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes.  The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2004.

Our revolving loans and term loans bear interest at rates that fluctuate with changes in LIBOR and TIBOR.  As such, our interest expense on our revolving loans and term loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the quarter covered by this report, there were no significant changes in our internal controls other than those related to the integration of the Leblanc business, purchased in 2004, into our pre-existing internal control structure.  During the most recent quarter, we consolidated benefit programs into the existing Conn-Selmer programs and procedures.  We expect to continue consolidating Leblanc business processes into the Conn-Selmer processes and internal control structure during the upcoming quarters.  These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 6                   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1   Agreement between Conn-Selmer, Inc. and U.A.W. Local 2539

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

During the quarter ended March 31, 2005 we filed or furnished the following reports on Form 8-K:

(i)    On March 10, 2005, the Company filed a Current Report on Form 8-K that included a press release issued on the same date announcing its earnings for the quarter and year ended December 31, 2004.

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

Date:  May 10, 2005