Form 10-Q
period 2005-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2005-08-09
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Number of shares of Common Stock issued and outstanding as of August 2, 2005:	Class A	477,952
	Ordinary	7,606,998
	Total	8,084,950

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Consolidated and Condensed Consolidated Financial Statements:

Consolidated Statements of Income
Three months and six months ended June 30, 2005 and June 30, 2004

Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and June 30, 2004

Consolidated Statement of Stockholders’ Equity
Six months ended June 30, 2005

Notes to Consolidated and Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

PART II.	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

ITEM 1      CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$89,761	$83,688	$181,103	$173,749
Cost of sales	63,635	59,285	129,280	123,621

Gross profit	26,126	24,403	51,823	50,128

Operating expenses:
Sales and marketing	11,132	10,539	22,404	21,833
General and administrative	6,960	6,399	13,935	12,413
Amortization of intangible assets	284	255	566	546
Other operating expenses	23	(3)	133	25
Total operating expenses	18,399	17,190	37,038	34,817

Income from operations	7,727	7,213	14,785	15,311

Other (income) expense, net	33	(734)	(406)	(1,346)
Interest income	(723)	(591)	(1,693)	(1,228)
Interest expense	4,389	4,014	8,528	7,792

Income before income taxes	4,028	4,524	8,356	10,093

Income tax provision	1,610	1,810	3,340	4,035

Net income	$2,418	$2,714	$5,016	$6,058

Earnings per share:
Basic	$0.30	$0.34	$0.62	$0.75
Diluted	$0.29	$0.33	$0.61	$0.72

Weighted average shares:
Basic	8,052,418	7,957,483	8,041,649	8,083,945
Diluted	8,276,096	8,340,726	8,259,070	8,436,605

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$17,742	$27,372
Accounts, notes and other receivables, net of allowances of $11,980 and $13,271 in 2005 and 2004, respectively	90,354	88,059
Inventories	179,872	172,346
Prepaid expenses and other current assets	3,675	5,937
Deferred tax assets	14,636	15,047
Total current assets	306,279	308,761

Property, plant and equipment, net of accumulated depreciation of $71,675 and $70,473 in 2005 and 2004, respectively	98,739	102,944
Trademarks	13,318	12,325
Goodwill	30,355	31,854
Other intangibles, net	4,816	5,290
Other assets	14,530	16,371

TOTAL ASSETS	$468,037	$477,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,794	$14,212
Accounts payable	13,299	14,789
Other current liabilities	37,403	43,892
Total current liabilities	64,496	72,893

Long-term debt	210,887	208,580
Deferred tax liabilities	25,260	26,240
Other non-current liabilities	22,588	24,279
Total liabilities	323,231	331,992

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	81,884	81,129
Retained earnings	117,603	112,587
Accumulated other comprehensive loss	(7,255)	(737)
Treasury stock, at cost	(47,436)	(47,436)
Total stockholders’ equity	144,806	145,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,037	$477,545

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,016	$6,058
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	5,739	5,338
Amortization of bond premium	(126)	(105)
Deferred tax benefit	(279)	(218)
Tax benefit from stock option exercises	99	732
Other	104	(28)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(3,443)	(8,463)
Inventories	(13,145)	(9,231)
Prepaid expenses and other assets	2,821	(3,935)
Accounts payable	(1,097)	753
Other liabilities	(5,786)	(1,513)
Cash flows from operating activities	(10,097)	(10,612)

Cash flows from investing activities:
Capital expenditures	(2,349)	(2,052)
Proceeds from disposals of fixed assets	1,353	76
Cash flows from investing activities	(996)	(1,976)

Cash flows from financing activities:
Borrowings under lines of credit	70,708	10,349
Repayments under lines of credit	(64,200)	(10,491)
Debt issuance costs	—	(105)
Repayments of term loan debt	(4,090)	(3,352)
Proceeds from issuance of common stock	656	4,594
Cash flows from financing activities	3,074	995

Effect of foreign exchange rate changes on cash	(1,611)	(367)

Decrease in cash	(9,630)	(11,960)
Cash, beginning of year	27,372	42,283

Cash, end of period	$17,742	$30,323

Supplemental Cash Flow Information
Interest paid	$9,517	$8,488
Taxes paid	$6,694	$5,695

Non-cash transaction:
Purchase of common stock by issuance of bonds	$—	$31,583

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2005	$10	$81,129	$112,587	$(737)	$(47,436)	$145,553
Comprehensive income:
Net income			5,016			5,016
Foreign currency translation adjustment				(6,499)		(6,499)
Unrealized holding loss on marketable securities, net				(19)		(19)
Total comprehensive income						(1,502)
Exercise of 33,640 options for shares of common stock		656				656
Tax benefit of options exercised		99				99
Balance, June 30, 2005	$10	$81,884	$117,603	$(7,255)	$(47,436)	$144,806

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2005

Unaudited

(Tabular Amounts In Thousands Except Share and Per Share Data)

(1)         Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2005 and 2004 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2004, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.  You should read the consolidated and condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value method to measure stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$2,418	$2,714	$5,016	$6,058
Deduct: Total stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(220)	(253)	(472)	(507)

Pro forma net income	$2,198	$2,461	$4,544	$5,551

Earnings per share:
Basic - as reported	$0.30	$0.34	$0.62	$0.75
Basic - pro forma	$0.27	$0.31	$0.57	$0.69

Diluted - as reported	$0.29	$0.33	$0.61	$0.72
Diluted - pro forma	$0.27	$0.30	$0.56	$0.67

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model.  There were no stock option awards during the three and six months ended June 30, 2005 and 2004.

Earnings per Common Share – We compute basic earnings per share using the weighted-average number of common shares outstanding during each period.  Diluted earnings per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average shares:
For basic earnings per share	8,052,418	7,957,483	8,041,649	8,083,945
Dilutive effect of stock options	223,678	383,243	217,421	352,660
For diluted earnings per share	8,276,096	8,340,726	8,259,070	8,436,605

All outstanding options were included in the computation of diluted net earnings per common share for the three and six months ended June 30, 2005 and 2004 because the exercise prices of the options were less than the average market price of our common shares.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on available-for-sale (“AFS”) marketable securities.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Gain/(Loss) on AFS Securities	Tax Impact of Unrealized Holding Gain/(Loss) on AFS Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance, January 1, 2005	$5,746	$157	$(63)	$(10,802)	$4,225	$(737)
Activity	(6,499)	(32)	13	—	—	(6,518)
Balance, June 30, 2005	$(753)	$125	$(50)	$(10,802)	$4,225	$(7,255)

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123 and issued SFAS No. 123R, “Share-Based Payments” (SFAS No. 123R). This accounting standard, which was originally effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options using the fair value method.  In April 2005, the SEC revised the first required compliance date to fiscal years beginning after June 15, 2005.  We plan to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on earnings of approximately $0.11 per basic share in additional stock compensation expense in 2006.  The actual amount will be impacted by changes in the aforementioned factors.

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

We acquired Leblanc because its line of instruments and accessories is complementary to our existing product lines, enabling us to gain or strengthen market share in certain instrument categories. The Company disbursed $37.6 million for the purchase price at closing, of which $3.9 million is being held in escrow pending expiration of an indemnification period.  The final purchase price was dependent upon a calculation derived from the closing balance sheet, which resulted in an additional payment of $1.4 million in June 2005.  The total purchase price of $38.9 million has been allocated to acquired assets and assumed liabilities as of August 12, 2004 as follows:

Inventories	$20,723
Receivables and other current assets	12,680
Property, plant, and equipment	7,469
Trademarks	3,153
Non-compete agreements	500
Other assets	674
Accounts payable	(1,451)
Recourse reserves	(1,138)
Environmental reserves	(815)
Other liabilities	(2,856)
$38,939

We acquired a manufacturing facility via this transaction that had been scheduled for closure by the predecessor owner.  We vacated this facility in early 2005 and did not incur significant costs as a result of this closure.  This acquired facility and a previously closed woodwind manufacturing facility in Elkhart, Indiana were sold in the current period for combined net proceeds of $1.0 million.  The gain on the sales was less than $0.2 million and related primarily to the closed woodwind manufacturing facility.

(4)         Inventories

	June 30, 2005	December 31, 2004

Raw materials	$22,595	$23,439
Work in process	53,795	54,612
Finished goods	103,482	94,295
Total	$179,872	$172,346

(5)         Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives.  Deferred financing costs are amortized over the repayment periods of the underlying debt.  We test our goodwill and indefinite-lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  Our annual impairment assessment is in July.  The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2005	$23,299	$8,555	$31,854
Foreign currency translation impact	(1,499)	—	(1,499)
Balance, June 30, 2005	$21,800	$8,555	$30,355

Trademarks:
Balance, January 1, 2005	$7,964	$4,361	$12,325
Additions based on purchase price allocation to acquired assets	—	1,463	1,463
Foreign currency translation impact	(470)	—	(470)
Balance, June 30, 2005	$7,494	$5,824	$13,318

We also carry certain intangible assets that are amortized.  Once fully amortized, these assets are removed from both the gross and accumulated amortization balance.  These assets consist of the following:

	June 30, 2005	December 31, 2004

Gross deferred financing costs	$8,717	$8,627
Accumulated amortization	(4,323)	(3,834)
Deferred financing costs, net	$4,394	$4,793

Gross covenants not to compete	$750	$750
Accumulated amortization	(328)	(253)
Covenants not to compete, net	$422	$497

The weighted-average amortization period for deferred financing costs is 9 years, and the weighted-average amortization period of covenants not to compete is 5 years.  Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Amortization expense	$284	$255	$566	$546

The following table shows the total estimated amortization expense for 2005 and the next five succeeding fiscal years:

Estimated amortization expense:

2005	$1,117
2006	1,084
2007	1,084
2008	939
2009	548
2010	468

(6)         Other Current Liabilities

	June 30, 2005	December 31, 2004

Accrued payroll and related benefits	$19,152	$18,072
Current portion of pension liability	2,876	2,811
Accrued warranty expense	2,120	2,139
Accrued interest	3,284	3,257
Deferred income	4,465	4,468
Other accrued expenses	5,506	13,145
Total	$37,403	$43,892

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years.  The accrued expense recorded is generally calculated on a percentage of sales based on our warranty history and is adjusted periodically following an analysis of actual warranty activity.

The accrued warranty expense activity for the six months ended June 30, 2005 and 2004, and the year ended December 31, 2004 is as follows:

	June 30, 2005	June 30, 2004	December 31, 2004
Beginning balance	$2,139	$2,602	2,602
Additions	542	520	932
Claims and reversals	(480)	(774)	(1,455)
Foreign currency translation impact	(81)	(23)	60
Ending balance	$2,120	$2,325	2,139

(7)         Long-Term Debt

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004

Term loans	$35,533	$39,623
8.75% Senior Notes	174,345	174,345
Unamortized bond premium	1,458	1,584
Domestic line of credit	7,238	—
Open account loans, payable on demand	6,107	7,240
Total	224,681	222,792
Less: current portion	13,794	14,212
Long-term debt	$210,887	$208,580

Scheduled payments of long-term debt are as follows:

June 30, 2005
Remainder of 2005	$9,802
2006	7,997
2007	8,071
2008	23,008
2009	—
Thereafter	174,345
Total	$223,223

(8)         Stockholders’ Equity

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  At June 30, 2005 the Chairman and Chief Executive Officer own 100% of the Class A common shares, representing approximately 86% of the combined voting power of the Class A common stock and Ordinary common stock.

(9) Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

West 57th building income	$(1,163)	$(1,163)	$(2,327)	$(2,326)
West 57th building expense	816	814	1,631	1,628
Foreign exchange (gains) losses, net	457	175	442	(83)
Miscellaneous	(77)	(560)	(152)	(565)
Other (income) expense, net	$33	$(734)	$(406)	$(1,346)

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

4.1%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2005	156
2006	80
2007	54
2008	47
2009	47
Thereafter	514
Total	$898

In 2004, we acquired manufacturing facilities for which environmental remediation programs had already been established.  Based on our current assessment, we have accrued approximately $0.7 million for the cost of these remediation programs.  Should the liability increase, we are able to seek a claim against the escrow, which has a remaining balance of approximately $3.9 million and is available until February 2006.

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

(11) Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K.   The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$126	$153	$171	$162
Interest cost	566	552	330	312
Expected return on plan assets	(782)	(743)	(73)	(66)
Amortization of prior service cost	76	114	—	—
Amortization of net loss	114	52	1	19
Net periodic benefit cost	$100	$128	$429	$427

	Domestic Plans		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$252	$439	$339	$329
Interest cost	1,132	1,585	655	634
Expected return on plan assets	(1,564)	(2,144)	(148)	(134)
Amortization of prior service cost	152	326	—	—
Amortization of net loss	228	140	1	38
Net periodic benefit cost	$200	$346	$847	$867

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The components of net periodic pension cost for these benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$9	$39	$20	$58
Interest cost	29	77	65	115
Amortization of transition obligation	10	25	23	38
Amortization of net loss	—	9	—	14
Net postretirement benefit cost	$48	$150	$108	$225

We anticipate domestic pension plan contributions of approximately $1.5 million for the current year.  As of June 30, 2005 we have not yet made a contribution to this plan.  Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.2 million for the current year.  As of June 30, 2005, we have made contributions of less than $0.2 million to this plan.  The pension plans of our German subsidiaries do not hold any assets and pay participant benefits as incurred.  Expected 2005 benefit payments under these plans are $0.8 million.  For the three and six months ended June 30, 2005, we have made benefit payments of $0.5 million under these plans.

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

The following tables present information about our operating segments for the three and six month periods ended June 30, 2005 and 2004:

	Piano Segment				Band Segment			Other	Consol
Three months ended 2005	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$25,489	$13,739	$7,165	$46,393	$41,767	$1,601	$43,368	$—	$89,761
Income (loss) from operations	1,872	3,142	271	5,285	3,449	(217)	3,232	(790)	7,727

	Piano Segment				Band Segment			Other	Consol
Three months ended 2004	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$26,219	$11,395	$7,319	$44,933	$37,700	$1,055	$38,755	$—	$83,688
Income (loss) from operations	2,324	1,865	519	4,708	3,031	23	3,054	(549)	7,213

	Piano Segment				Band Segment			Other	Consol
Six months ended 2005	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$51,406	$24,053	$14,709	$90,168	$87,518	$3,417	$90,935	$—	$181,103
Income (loss) from operations	4,350	5,348	822	10,520	6,163	(271)	5,892	(1,627)	14,785

	Piano Segment				Band Segment			Other	Consol
Six months ended 2004	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$52,960	$21,783	$15,907	$90,650	$80,881	$2,218	$83,099	$—	$173,749
Income (loss) from operations	4,576	3,421	1,671	9,668	6,820	58	6,878	(1,235)	15,311

(13) Summary of Guarantees

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$70,113	$23,403	$(3,755)	$89,761
Cost of sales	—	52,435	14,944	(3,744)	63,635

Gross profit	—	17,678	8,459	(11)	26,126

Operating expenses:
Sales and marketing	—	7,719	3,413	—	11,132
General and administrative	1,891	3,557	1,512	—	6,960
Amortization of intangible assets	116	162	6	—	284
Other operating (income) expense	(1,217)	849	391	—	23
Total operating expenses	790	12,287	5,322	—	18,399

Income (loss) from operations	(790)	5,391	3,137	(11)	7,727

Other (income) expense, net	—	(58)	91	—	33
Interest income	(3,667)	(6,312)	(71)	9,327	(723)
Interest expense	3,856	9,779	81	(9,327)	4,389

Income (loss) before income taxes	(979)	1,982	3,036	(11)	4,028

Income tax provision (benefit)	354	(36)	1,299	(7)	1,610

Net income (loss)	$(1,333)	$2,018	$1,737	$(4)	$2,418

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$66,499	$20,090	$(2,901)	$83,688
Cost of sales	—	49,574	12,798	(3,087)	59,285

Gross profit	—	16,925	7,292	186	24,403

Operating expenses:
Sales and marketing	—	7,472	3,067	—	10,539
General and administrative	1,465	3,423	1,511	—	6,399
Amortization of intangible assets	116	138	1	—	255
Other operating (income) expense	(886)	577	306	—	(3)
Total operating expenses	695	11,610	4,885	—	17,190

Income (loss) from operations	(695)	5,315	2,407	186	7,213

Other income, net	—	(296)	(438)	—	(734)
Interest income	(3,657)	(5,568)	(69)	8,703	(591)
Interest expense	3,852	8,803	62	(8,703)	4,014

Income (loss) before income taxes	(890)	2,376	2,852	186	4,524

Income tax provision (benefit)	(347)	958	1,142	57	1,810

Net income (loss)	$(543)	$1,418	$1,710	$129	$2,714

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$144,716	$44,366	$(7,979)	$181,103
Cost of sales	—	109,002	28,315	(8,037)	129,280

Gross profit	—	35,714	16,051	58	51,823

Operating expenses:
Sales and marketing	—	16,037	6,367	—	22,404
General and administrative	3,662	7,169	3,104	—	13,935
Amortization of intangible assets	233	324	9	—	566
Other operating (income) expense	(2,268)	1,674	727	—	133
Total operating expenses	1,627	25,204	10,207	—	37,038

Income (loss) from operations	(1,627)	10,510	5,844	58	14,785

Other (income) expense, net	(8)	(474)	76	—	(406)
Interest income	(7,332)	(12,262)	(161)	18,062	(1,693)
Interest expense	7,714	18,721	155	(18,062)	8,528

Income (loss) before income taxes	(2,001)	4,525	5,774	58	8,356

Income tax provision (benefit)	891	(66)	2,464	51	3,340

Net income (loss)	$(2,892)	$4,591	$3,310	$7	$5,016

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$139,194	$41,146	$(6,591)	$173,749
Cost of sales	—	104,107	26,190	(6,676)	123,621

Gross profit	—	35,087	14,956	85	50,128

Operating expenses:
Sales and marketing	—	15,684	6,131	18	21,833
General and administrative	2,825	6,542	3,046	—	12,413
Amortization of intangible assets	232	312	2	—	546
Other operating (income) expense	(1,781)	1,197	627	(18)	25
Total operating expenses	1,276	23,735	9,806	—	34,817

Income (loss) from operations	(1,276)	11,352	5,150	85	15,311

Other income, net	—	(653)	(693)	—	(1,346)
Interest income	(7,314)	(11,121)	(98)	17,305	(1,228)
Interest expense	7,486	17,463	148	(17,305)	7,792

Income (loss) before income taxes	(1,448)	5,663	5,793	85	10,093

Income tax provision (benefit)	(564)	2,288	2,295	16	4,035

Net income (loss)	$(884)	$3,375	$3,498	$69	$6,058

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$37,288	$13,419	$(32,965)	$17,742
Accounts, notes and leases receivable, net	—	80,696	9,658	—	90,354
Inventories	—	136,594	44,485	(1,207)	179,872
Prepaid expenses and other current assets	458	1,908	1,309	—	3,675
Deferred tax assets	—	9,705	4,931	—	14,636
Total current assets	458	266,191	73,802	(34,172)	306,279

Property, plant and equipment, net	214	80,929	17,596	—	98,739
Investment in subsidiaries	69,643	248,346	—	(317,989)	—
Trademarks	—	9,319	3,885	114	13,318
Goodwill	—	17,973	12,382	—	30,355
Other intangibles, net	2,705	2,028	83	—	4,816
Other assets	3,296	8,185	3,049	—	14,530
TOTAL ASSETS	$76,316	$632,971	$110,797	$(352,047)	$468,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$7,687	$6,107	$—	$13,794
Accounts payable	233	9,806	3,260	—	13,299
Other current liabilities	2,777	20,633	14,253	(260)	37,403
Total current liabilities	3,010	38,126	23,620	(260)	64,496

Long-term debt	175,803	68,049	—	(32,965)	210,887
Intercompany	(132,701)	130,965	1,736	—	—
Deferred tax liabilities	50	18,731	6,479	—	25,260
Other non-current liabilities	1,045	1,939	19,604	—	22,588
Total liabilities	47,207	257,810	51,439	(33,225)	323,231

Stockholders’ equity	29,109	375,161	59,358	(318,822)	144,806

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,316	$632,971	$110,797	$(352,047)	$468,037

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,892)	$4,591	$3,310	$7	$5,016
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	275	4,488	976	—	5,739
Amortization of bond premium	(126)	—	—	—	(126)
Deferred tax benefit	(13)	(122)	(144)	—	(279)
Tax benefit from stock option exercises	99	—	—	—	99
Other	—	98	6	—	104
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(6,149)	2,706	—	(3,443)
Inventories	—	(9,471)	(3,616)	(58)	(13,145)
Prepaid expenses and other assets	360	3,365	(904)	—	2,821
Accounts payable	(444)	(910)	257	—	(1,097)
Other liabilities	(2,688)	(2,578)	(571)	51	(5,786)
Cash flows from operating activities	(5,429)	(6,688)	2,020	—	(10,097)

Cash flows from investing activities:
Capital expenditures	(75)	(1,720)	(554)	—	(2,349)
Proceeds from disposal of fixed assets	—	954	399	—	1,353
Cash flows from investing activities	(75)	(766)	(155)	—	(996)

Cash flows from financing activities:
Borrowings under lines of credit	—	69,664	2,153	(1,109)	70,708
Repayments under lines of credit	—	(61,317)	(2,883)	—	(64,200)
Repayments of term-loan debt	—	(4,090)	—	—	(4,090)
Proceeds from issuance of stock	656	—	—	—	656
Intercompany transactions	4,848	(4,505)	(343)	—	—
Cash flows from financing activities	5,504	(248)	(1,073)	(1,109)	3,074

Effect of exchange rate changes on cash	—	—	(1,611)	—	(1,611)

Decrease in cash	—	(7,702)	(819)	(1,109)	(9,630)
Cash, beginning of year	—	44,990	14,238	(31,856)	27,372

Cash, end of period	$—	$37,288	$13,419	$(32,965)	$17,742

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(884)	$3,375	$3,498	$69	$6,058
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	262	4,233	843	—	5,338
Amortization of bond premium	(105)	—	—	—	(105)
Deferred tax benefit	—	(131)	(87)	—	(218)
Tax benefit from stock option exercises	732	—	—	—	732
Other	—	(136)	108	—	(28)
Changes in operating assets and liabilities:
Accounts, notes and leases receivable	—	(11,642)	3,179	—	(8,463)
Inventories	—	(6,140)	(3,006)	(85)	(9,231)
Prepaid expenses and other assets	(1,298)	719	(3,356)	—	(3,935)
Accounts payable	333	752	(332)	—	753
Other liabilities	(1,243)	(973)	687	16	(1,513)
Cash flows from operating activities	(2,203)	(9,943)	1,534	—	(10,612)

Cash flows from investing activities:
Capital expenditures	(19)	(1,568)	(465)	—	(2,052)
Proceeds from disposal of fixed assets	—	76	—	—	76
Cash flows from investing activities	(19)	(1,492)	(465)	—	(1,976)

Cash flows from financing activities:
Borrowings under lines of credit	—	3,583	3,766	3,000	10,349
Repayments under lines of credit	(7)	(6,576)	(3,908)	—	(10,491)
Debt issuance costs	(105)	—	—	—	(105)
Repayments of term loan debt	—	(3,352)	—	—	(3,352)
Proceeds from issuance of stock	4,594	—	—	—	4,594
Intercompany transactions	(2,260)	5,174	(2,914)	—	—
Cash flows from financing activities	(2,222)	(1,171)	(3,056)	3,000	995

Effect of exchange rate changes on cash	—	—	(367)	—	(367)

Increase (decrease) in cash	—	(12,606)	(2,354)	3,000	(11,960)
Cash, beginning of year	—	12,255	8,792	21,236	42,283

Cash, end of period	$—	$(351)	$6,438	$24,236	$30,323

ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular Amounts in Thousands Except Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high-quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  Moreover, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig.  We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

Critical Accounting Estimates

The application of many accounting policies involves estimates and assumptions that have a material impact on our reported results.  We establish reserves for inventory, workers’ compensation, warranty claims, accounts receivable, notes receivable, (including recourse reserves when our customers have financed notes receivable with a third party), all of which are developed using certain estimates.  We have significant experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  We regularly perform assessments of the underlying assumptions we use. The impairment (if any) and recoverability of long-lived assets, the selection of assumptions used to determine pension expense or income, the allocation of purchase price for businesses acquired, and certain components of our tax provision calculation, such as valuation allowances on deferred tax assets, the ability to utilize foreign tax credits, and income tax contingencies are based on estimates that require a greater degree of management judgment. We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our financial statements.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Quarter Ended June 30,				Change
	2005		2004		$	%

Net sales
Band	$43,368		$38,755		4,613	11.9
Piano	46,393		44,933		1,460	3.2
Total sales	89,761		83,688		6,073	7.3

Cost of sales
Band	33,709		29,844		3,865	13.0
Piano	29,926		29,441		485	1.6
Total cost of sales	63,635		59,285		4,350	7.3

Gross profit
Band	9,659	22.3%	8,911	23.0%	748	8.4
Piano	16,467	35.5%	15,492	34.5%	975	6.3
Total gross profit	26,126		24,403		1,723	7.1
	29.1%		29.2%

Operating expenses	18,399		17,190		1,209	7.0

Income from operations	7,727		7,213		514	7.1

Other (income) expense, net	33		(734)		767	(104.5)
Net interest expense	3,666		3,423		243	7.1

Income before income taxes	4,028		4,524		(496)	(11.0)

Income taxes	1,610	40.0%	1,810	40.0%	(200)	(11.0)

Net income	$2,418		$2,714		(296)	(10.9)

Overview – The increase in band division revenue in the current period resulted primarily from Leblanc instruments. Also, this period we were better able to align our shipments of new sourced products and certain domestically produced woodwind instruments with orders received for these items. We had increased production staff at our woodwind manufacturing facility in early 2005 to help us better meet the demand for instruments produced at that location. Although production inefficiencies resulting from training personnel at our woodwind facility continued during the period, these were more than offset by lower employee benefit costs.  As a result, overall band operating profit improved over the prior period.

Domestic piano revenues were consistent with the prior year, and overseas piano revenue increased primarily due to strong wholesale volume.  Margins improved due to increased sales volume of higher margin wholesale units, and overall piano operating profit improved over the prior period.

Net Sales – The increase in net sales of $6.1 million resulted from improved performance in both the piano and band segments.  Although overall Steinway grand unit shipments were off 3% from the prior year, piano division sales increased $1.5 million.  This improvement was driven by an 11% increase in overseas Steinway grand unit shipments and strong wholesale volume at our European operations.  In addition, the annual sales price increase on Steinway products and price increase on Boston products mitigated the decrease in overall unit shipments of 2%. We were not able to fill all orders received for certain woodwind instruments, particularly flutes, due to the production inefficiencies resulting from the training of new production workers at our woodwind manufacturing facility. Despite this, band segment revenues increased $4.6 million on an overall unit increase of 4%.  This increase was fueled by Leblanc product sales of $5.4 million, which resulted in a brass and woodwind unit increase of 13% for the period.

Gross Profit – Gross profit improved $1.7 million driven by piano margin improvements and band sales volume improvements.  Despite flat retail sales, piano margins increased from 34.5% to 35.5% due to strong wholesale demand in higher margin European territories. Band gross margins declined from 23.0% to 22.3% in the period.  This decrease resulted from charges of $0.6 million that arose from the turn through of Leblanc inventory, which was written up to fair value. Although the production inefficiencies at our woodwind manufacturing plant adversely impacted band margins, this was offset by reduced employee medical costs during the period.

Operating Expenses – Operating expenses increased $1.2 million, $0.3 million of which is due to incremental costs associated with Leblanc.  Approximately $0.4 million of the increase is due to a shift in external costs associated with Sarbanes-Oxley compliance efforts into the current period.  These costs were concentrated in the third and fourth quarters in the prior year.  The remainder is attributable to increased sales and marketing costs, primarily associated with promotional efforts.

Interest Expense and Other Income, Net – These other expenses increased $1.0 million to $3.7 million due primarily to certain reclassifications, an increase in foreign exchange losses of $0.3 million, and $0.2 million in additional interest expense.  Higher domestic interest expense resulted from the rise in interest rates, as well as our use of the domestic line in the current period.

Income Taxes – Our effective tax rate of 40% is consistent with the prior comparative period.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Period Ended June 30,				Change
	2005		2004		$	%

Net sales
Band	$90,935		$83,099		7,836	9.4
Piano	90,168		90,650		(482)	(0.5)
Total sales	181,103		173,749		7,354	4.2

Cost of sales
Band	71,523		64,160		7,363	11.5
Piano	57,757		59,461		(1,704)	(2.9)
Total cost of sales	129,280		123,621		5,659	4.6

Gross profit
Band	19,412	21.3%	18,939	22.8%	473	2.5
Piano	32,411	35.9%	31,189	34.4%	1,222	3.9
Total gross profit	51,823		50,128		1,695	3.4
	28.6%		28.9%

Operating expenses	37,038		34,817		2,221	6.4

Income from operations	14,785		15,311		(526)	(3.4)

Other income, net	(406)		(1,346)		940	(69.8)
Net interest expense	6,835		6,564		271	4.1

Income before income taxes	8,356		10,093		(1,737)	(17.2)

Income taxes	3,340	40.0%	4,035	40.0%	(695)	(17.2)

Net income	$5,016		$6,058		(1,042)	(17.2)

Overview – Sales of Leblanc instruments drove the band division’s revenue improvement for the period.  Sales of other band instruments were lower as demand for newly introduced sourced-product models and certain woodwind instruments exceeded amounts available for shipment. We expect the production disruptions caused by training new personnel at the woodwind manufacturing facility to taper off in the third quarter.  These production disruptions also adversely impacted band gross margins.

Although piano sales were relatively flat for the period, piano division operating profit improved, primarily as a result of gross margin improvements.

Net Sales – The increase in net sales of $7.4 million was driven by the increase in band sales.  Piano division sales were relatively consistent with the prior period as the strong European wholesale performance in the latter part of the period essentially offset the $1.4 million decrease in domestic retail sales in the first quarter.  Steinway grand unit shipments, as well as overall unit shipments, decreased 3% over the prior period.  However, standard price increases on Steinway and Boston product helped mitigate the impact of lower shipments.  Our band division sales increased $7.8 million as a result of incremental Leblanc product sales of $11.4 million.  In the first part of the period, orders for certain new sourced product models as well as certain domestically manufactured clarinets and flutes exceeded amounts we had available for shipment. The availability of sourced products and clarinets improved in the latter part of the period, mitigating the revenue shortfall in these categories.

Gross Profit – Gross profit improved $1.7 million, fueled by the improvement in piano division margins.    Piano margins increased from 34.4% to 35.9% despite lower retail sales due to wholesale shipments to high-margin territories by our European operations, as well as a shift in domestic sales mix toward larger, higher margin Steinway grand units. Increased production levels at our German manufacturing facility and lower domestic overhead expenses in the first part of the period also contributed to the margin improvement.  Band gross margins declined from 22.8% to 21.3% in the period.  Atypical charges affecting margin in 2005 totaled $1.3 million, comprised of charges from the turn through of Leblanc inventory, which was written up to fair value.  Atypical charges affecting margin in 2004 included $1.4 million in severance costs associated with the closure of one of our woodwind manufacturing facilities.  Despite the decrease in atypical charges, gross margins declined primarily as a result of the factory disruptions caused by production ramp-up efforts and new workforce training at our domestic woodwind manufacturing facility.

Operating Expenses – Operating expenses increased $2.2 million, primarily due to incremental costs of $0.9 million associated with Leblanc, the majority of which was incurred in the first part of the period.  Approximately $0.6 million of the increase is due to a shift in external costs associated with ongoing compliance efforts to the current period.  In 2004, the majority of costs were incurred in the latter half of the year.  The remainder is primarily attributable to increased sales and marketing costs associated with promotional efforts and commissions incurred by the piano division.

Interest Expense and Other Income, Net – These other expenses increased $1.2 million to $6.4 million due the $0.5 million shift from foreign currency gains to foreign currency losses during the period.  Increased domestic interest expense due to the rise in interest rates, our increased bond debt ($29.0 million issued in February 2004), and borrowings on the domestic line of credit resulted in $0.3 million of the increase.  The remainder is due to the reclassification of certain items.

Income Taxes – Our effective tax rate of 40% is consistent with the prior comparative period.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2005 and 2004 are summarized as follows:

	2005	2004	Change
Net income:	$5,016	$6,058	$(1,042)
Changes in operating assets and liabilities	(20,650)	(22,389)	1,739
Other adjustments to reconcile net income to cash from operating activities	5,537	5,719	(182)
Cash flows from operating activities	(10,097)	(10,612)	515

Cash flows from investing activities	(996)	(1,976)	980

Cash flows from financing activities	3,074	995	2,079

Although net income decreased $1.0 million, cash used for operating activities was $0.5 million lower during the period. Having established and funded new workers’ compensation trust accounts in the prior period, cash used for such assets decreased significantly.  Cash used for band division accounts receivable also decreased significantly during the period as collections improved.

The use of cash for investing activities decreased $1.0 million as proceeds of $1.4 million from the sale of certain acquired assets, including one manufacturing facility in Wisconsin, more than offset the increase in capital expenditures of $0.3 million.  Cash flows from financing activities increased $2.1 million during the period due to increased borrowings on the domestic line of credit.  These borrowings more than offset the $3.9 million decrease in cash generated from stock option exercises.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.   The Credit facility expires on September 14, 2008.  As of June 30, 2005 there was $7.2 million in revolving credit loans outstanding, and remaining availability based on eligible accounts receivable and inventory balances was approximately $75.4 million net of letters of credit of $2.3 million.  We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.5 million ($20.0 million at the June 30, 2005 exchange rate), net of borrowing restrictions of €0.9 million ($1.1 million at the June 30, 2005 exchange rate) and are payable on demand.  These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the open account loans can be converted into a maximum of £0.5 million ($0.9 million at the June 30, 2005 exchange rate) for use by our U.K. branch and ¥300 million ($2.7 million at the June 30, 2005 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €1.8 million into U.S.

dollars or Chinese renminbi ($2.2 million at the June 30, 2005 exchange rate).  We had $1.6 million outstanding as of June 30, 2005 on these credit facilities.  In January 2005, our Japanese subsidiary entered into a separate revolving loan agreement that provides additional borrowing capacity of up to ¥500 million ($4.5 million at the June 30, 2005 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day Tokyo Interbank Offered Rate (“TIBOR”)(0.08% as of June 30, 2005) plus 0.875% and expires on January 31, 2010.  As of June 30, 2005, we had $4.5 million outstanding on this revolving loan agreement.

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

Our long-term financing consists primarily of $174.3 million of 8.75% Senior Notes, and $7.2 million in revolving credit loans and $35.5 million of term loans outstanding under the Credit Facility. Our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of June 30, 2005.

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

Contractual Obligations

The following table provides a summary of our contractual obligations at June 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$313,935	$29,457	$47,249	$50,485	$186,744
Operating leases (2)	270,990	4,831	8,430	7,537	250,192
Purchase obligations (3)	12,686	12,442	244	—	—
Other long-term liabilities (4)	23,371	3,571	3,947	3,208	12,645
Total	$620,982	$50,301	$59,870	$61,230	$449,581

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations and the fixed interest on our Notes. The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $256.4 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3)	Purchase obligations consist of firm purchase commitments for raw materials, imported products, and tooling.

(4)	Other long-term liabilities consist primarily of the long-term portion of our pension obligations and obligations under employee and consultant agreements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, and issued SFAS No. 123R, “Share-Based Payments” (SFAS No. 123R). This accounting standard, which was originally effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options using the fair value method.  In April 2005, the SEC revised the first required compliance date to fiscal years beginning after June 15, 2005.  We plan to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on earnings of approximately $0.11 per basic share in additional stock compensation expense in 2006. The actual amount will be impacted by changes in the aforementioned factors.

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

ITEM 3                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts.  They are not designated as hedges for accounting purposes.  These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes.  The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 4                                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.  In designing the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

During the quarter covered by this report, there were no significant changes in our internal controls other than those related to the integration of the Leblanc business, purchased in 2004, into our pre-existing internal control structure.  During the most recent quarter, we consolidated the majority of the Leblanc business processes into the Conn-Selmer processes and internal controls.  These changes have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                           OTHER INFORMATION

ITEM 4                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 19, 2005, the Board of Directors was re-elected in its entirety.  The votes cast for each nominee were as follows:

	For	Withheld

Kyle Kirkland	52,065,800	2,122,101
Dana D. Messina	51,817,295	2,370,606
John M. Stoner, Jr.	51,796,347	2,391,554
Bruce A. Stevens	51,797,417	2,390,484
A. Clinton Allen	53,989,545	198,356
Rudolph K. Kluiber	53,993,044	194,857
Peter McMillan	53,993,045	194,856

The proposal to ratify Deloitte & Touche to serve as the Company’s independent auditors for the fiscal year ending December 31, 2005 was approved with 54,140,162 votes cast for, 45,274 against, and 2,465 abstentions.

ITEM 6                                EXHIBITS

(i)                       Exhibits

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

Date: August 9, 2005