Form 10-Q
period 2005-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2005-11-10
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of Common Stock issued and outstanding as of November 3, 2005:	Class A	477,952
	Ordinary	7,627,658
	Total	8,105,610

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Consolidated and Condensed Consolidated Financial Statements:

Consolidated Statements of Income Three months and nine months ended September 30, 2005 and September 30, 2004

Condensed Consolidated Balance Sheets September 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flows Nine months ended September 30, 2005 and September 30, 2004

Consolidated Statement of Stockholders’ Equity Nine months ended September 30, 2005

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

Signatures

ITEM 1                                CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$95,914	$94,653	$277,017	$268,402
Cost of sales	68,418	68,757	197,698	192,378

Gross profit	27,496	25,896	79,319	76,024

Operating expenses:
Sales and marketing	10,587	10,465	32,991	32,298
General and administrative	7,217	7,358	21,152	19,771
Amortization of intangible assets	280	269	846	815
Other operating expenses	74	207	207	232
Total operating expenses	18,158	18,299	55,196	53,116

Income from operations	9,338	7,597	24,123	22,908

Other income, net	(467)	(806)	(873)	(2,152)
Interest income	(674)	(512)	(2,367)	(1,740)
Interest expense	4,236	4,202	12,764	11,994

Income before income taxes	6,243	4,713	14,599	14,806

Income tax provision	2,500	1,885	5,840	5,920

Net income	$3,743	$2,828	$8,759	$8,886

Earnings per share:
Basic	$0.46	$0.35	$1.09	$1.10
Diluted	$0.45	$0.34	$1.06	$1.06

Weighted average shares:
Basic	8,088,022	7,998,481	8,057,106	8,055,457
Diluted	8,284,461	8,282,498	8,267,581	8,385,558

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash	$21,012	$27,372
Accounts, notes and other receivables, net of allowances of $12,286 and $13,271 in 2005 and 2004, respectively	93,424	88,059
Inventories	173,981	172,346
Prepaid expenses and other current assets	6,773	5,937
Deferred tax assets	14,584	15,047
Total current assets	309,774	308,761

Property, plant and equipment, net of accumulated depreciation of $73,953 and $70,473 in 2005 and 2004, respectively	97,502	102,944
Trademarks	13,291	12,325
Goodwill	30,273	31,854
Other intangibles, net	4,533	5,290
Other assets	13,584	16,371

TOTAL ASSETS	$468,957	$477,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,902	$14,212
Accounts payable	14,803	14,789
Other current liabilities	41,539	43,892
Total current liabilities	70,244	72,893

Long-term debt	201,816	208,580
Deferred tax liabilities	25,132	26,240
Other non-current liabilities	22,819	24,279
Total liabilities	320,011	331,992

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	82,884	81,129
Retained earnings	121,346	112,587
Accumulated other comprehensive loss	(7,858)	(737)
Treasury stock, at cost	(47,436)	(47,436)
Total stockholders’ equity	148,946	145,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,957	$477,545

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,759	$8,886
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,544	8,153
Amortization of bond premium	(189)	(167)
Deferred tax benefit	(328)	(323)
Tax benefit from stock option exercises	151	814
Other	(39)	105
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(4,566)	(17,308)
Inventories	(7,852)	(4,221)
Prepaid expenses and other assets	957	(5,678)
Accounts payable	439	14
Other liabilities	(3,398)	2,041
Cash flows from operating activities	2,478	(7,684)

Cash flows from investing activities:
Capital expenditures	(3,582)	(3,192)
Proceeds from disposals of fixed assets	1,379	76
Acquisition of subsidiary, net of cash acquired	—	(35,309)
Cash flows from investing activities	(2,203)	(38,425)

Cash flows from financing activities:
Borrowings under lines of credit	134,073	66,875
Repayments under lines of credit	(134,839)	(48,928)
Debt issuance costs	—	(105)
Repayments of term loan debt	(5,650)	(4,984)
Proceeds from issuance of common stock	1,604	5,441
Cash flows from financing activities	(4,812)	18,299

Effect of exchange rate changes on cash	(1,823)	(355)

Decrease in cash	(6,360)	(28,165)
Cash, beginning of year	27,372	42,283

Cash, end of period	$21,012	$14,118

Supplemental Cash Flow Information
Interest paid	$10,539	$8,928
Taxes paid	$8,408	$7,453

Non-cash transaction:
Purchase of common stock by issuance of bonds	$—	$31,583

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2005	$10	$81,129	$112,587	$(737)	$(47,436)	$145,553
Comprehensive income:
Net income			8,759			8,759
Foreign currency translation adjustment				(7,138)		(7,138)
Unrealized holding gain on marketable securities, net				17		17
Total comprehensive income						1,638
Issuance of 20,663 shares of common stock		519				519
Exercise of 55,700 options for shares of common stock		1,085				1,085
Tax benefit of options exercised		151				151
Balance, September 30, 2005	$10	$82,884	$121,346	$(7,858)	$(47,436)	$148,946

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Unaudited

(Tabular Amounts In Thousands Except Share and Per Share Data)

(1)         Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2005 and 2004 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2004, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.  You should read the consolidated and condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

Income Taxes - We provide for income taxes using an asset and liability approach.  We compute deferred income tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  We establish valuation allowances when necessary to reduce deferred tax assets to the amount that more likely than not will be realized.

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

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value method to measure stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$3,743	$2,828	$8,759	$8,886
Deduct: Total stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(228)	(257)	(700)	(765)

Pro forma net income	$3,515	$2,571	$8,059	$8,121

Earnings per share:
Basic - as reported	$0.46	$0.35	$1.09	$1.10
Basic - pro forma	$0.43	$0.32	$1.00	$1.01

Diluted - as reported	$0.45	$0.34	$1.06	$1.06
Diluted - pro forma	$0.43	$0.31	$0.98	$0.97

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model.  There were 40,000 stock option awards issued during the three and nine months ended September 30, 2005.  There were no stock option awards issued during the three and nine months ended September 30, 2004.

Earnings per Common Share – We compute basic earnings per share using the weighted-average number of common shares outstanding during each period.  Diluted earnings per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
For basic earnings per share	8,088,022	7,998,481	8,057,106	8,055,457
Dilutive effect of stock options	196,439	284,017	210,475	330,101
For diluted earnings per share	8,284,461	8,282,498	8,267,581	8,385,558

All outstanding options were included in the computation of diluted net earnings per common share for the three and nine months ended September 30, 2005 and 2004 because the exercise prices of the outstanding options were less than the average market price of our common shares.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on available-for-sale (“AFS”) marketable securities.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Gain/(Loss) on AFS Securities	Tax Impact of Unrealized Holding Gain/(Loss) on AFS Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance, January 1, 2005	$5,746	$157	$(63)	$(10,802)	$4,225	$(737)
Activity	(7,138)	28	(11)	—	—	(7,121)
Balance, September 30, 2005	$(1,392)	$185	$(74)	$(10,802)	$4,225	$(7,858)

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123 and issued SFAS No. 123R, “Share-Based Payments” (SFAS No. 123R). This accounting standard, which was originally effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options using the fair value method.  In April 2005, the SEC revised the first required compliance date to fiscal years beginning after June 15, 2005.  We plan to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on basic earnings per share of approximately $0.10 - $0.12 in additional stock compensation expense in 2006.  The actual amount will be impacted by changes in the aforementioned factors, as well as finalization of our estimated forfeiture rates and other assumptions.

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

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 05-05, “Accounting for Early Retirement Programs With Specific Features (Such as Terms specified in Altersteilzeit Early Retirement Arrangements)” which addresses the accounting for the transitional early retirement program in Germany.  Salary components of this plan should be recognized over the period from which the program begins until the end of the active service period.  Additionally, a portion of the salary that is deferred under certain arrangements should be discounted if payment is expected to be deferred for a period longer than one year.  This treatment is effective for fiscal years beginning after December 15, 2005.  The application of EITF 05-05 is not expected to have a material impact on our financial position or results of operations.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)         Inventories

	September 30, 2005	December 31, 2004

Raw materials	$23,007	$23,439
Work in process	53,639	54,612
Finished goods	97,335	94,295
Total	$173,981	$172,346

(4)         Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives.  Deferred financing costs are amortized over the repayment periods of the underlying debt.  We test our goodwill and indefinite-lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  At July 31, 2005, we evaluated these assets and determined that the fair value had not decreased below the carrying value and, accordingly, no impairments have been recognized since we ceased amortization.  The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2005	$23,299	$8,555	$31,854
Foreign currency translation impact	(1,581)	—	(1,581)
Balance, September 30, 2005	$21,718	$8,555	$30,273

Trademarks:
Balance, January 1, 2005	$7,964	$4,361	$12,325
Additions based on purchase price allocation to acquired assets	—	1,463	1,463
Foreign currency translation impact	(497)	—	(497)
Balance, September 30, 2005	$7,467	$5,824	$13,291

On August 12, 2004 we acquired substantially all of the assets and assumed the operating liabilities of G. Leblanc Corporation (“Leblanc”) of Wisconsin, a high-quality band instrument manufacturer.  We allocated a portion of the purchase price, which was finalized in June 2005, to trademarks.

We also carry certain intangible assets that are amortized.  Once fully amortized, these assets are removed from both the gross and accumulated amortization balance.  These assets consist of the following:

	September 30, 2005	December 31, 2004

Gross deferred financing costs	$8,715	$8,627
Accumulated amortization	(4,569)	(3,834)
Deferred financing costs, net	$4,146	$4,793

Gross covenants not to compete	$500	$750
Accumulated amortization	(113)	(253)
Covenants not to compete, net	$387	$497

The weighted-average amortization period for deferred financing costs is 9 years, and the weighted-average amortization period of covenants not to compete is 5 years.  Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Amortization expense	$280	$269	$846	$815

The following table shows the total estimated amortization expense for 2005 and the next five succeeding fiscal years:

Estimated amortization expense:

2005	$1,117
2006	1,084
2007	1,084
2008	939
2009	548
2010	466

(5)         Other Current Liabilities

	September 30, 2005	December 31, 2004

Accrued payroll and related benefits	$17,858	$18,072
Current portion of pension liability	1,462	2,811
Accrued warranty expense	2,049	2,139
Accrued interest	7,081	3,257
Deferred income	4,356	4,468
Other accrued expenses	8,733	13,145
Total	$41,539	$43,892

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years.  The accrued expense recorded is generally calculated on a percentage of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the nine months ended September 30, 2005 and 2004, and the year ended December 31, 2004 is as follows:

	September 30, 2005	September 30, 2004	December 31, 2004
Beginning balance	$2,139	$2,602	2,602
Additions	719	840	932
Claims and reversals	(720)	(1,064)	(1,455)
Foreign currency translation impact	(89)	(5)	60
Ending balance	$2,049	$2,373	2,139

(6)         Long-Term Debt

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
Term loans	$33,973	$39,623
8.75% Senior Notes	174,345	174,345
Unamortized bond premium	1,395	1,584
Open account loans, payable on demand	6,005	7,240
Total	215,718	222,792
Less: current portion	13,902	14,212
Long-term debt	$201,816	$208,580

Scheduled payments of long-term debt are as follows:

September 30, 2005
Remainder of 2005	$7,974
2006	7,913
2007	7,992
2008	16,099
2009	—
Thereafter	174,345
Total	$214,323

(7)         Stockholders’ Equity

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  As of September 30, 2005 our Chairman and Chief Executive Officer owned 100% of the Class A common shares, representing approximately 86% of the combined voting power of the Class A common stock and Ordinary common stock.

(8)         Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

West 57th building income	$(1,163)	$(1,164)	$(3,490)	$(3,490)
West 57th building expenses	819	813	2,450	2,441
Foreign exchange (gains) losses, net	(90)	(27)	352	(110)
Miscellaneous	(33)	(428)	(185)	(993)
Other income, net	$(467)	$(806)	$(873)	$(2,152)

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

We operate other manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  Philips agreed to indemnify us for any and all losses, damages, liabilities and claims relating to environmental matters resulting from certain activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  For the fourth site, the EPA has notified us it intends to carry out the final remediation itself.  The EPA estimates that this remedy has an estimated cost of approximately $14.5 million. The EPA has named over 40 persons or entities as potentially responsible parties (“PRP”) at this Elkhart, Indiana site, including four Conn-Selmer predecessor entities.  The four entities, along with other principal PRPs have been involved as a PRP group in the ongoing negotiations with the site owner, the largest contributor, and the EPA in an attempt to reach a settlement and release PRP group members from further potential liability.  We expect a decision on the proposed settlement to be reached within the next twelve months.  For two of these entities, which were previously owned by Philips, this matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.

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

We are continuing an existing environmental remediation program at a facility we acquired in 2000.  We estimate that this project will take eighteen years to complete, at a total cost of approximately $0.9 million.  We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.5%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2005	70
2006	129
2007	68
2008	49
2009	49
Thereafter	539
Total	$904

In 2004, we acquired manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation programs had already been established.  In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation programs.  Recent soil and groundwater test results and discussions with state regulatory officials indicate an increase in costs at two of these facilities is likely.  Pursuant to the purchase and sale agreement we are able to seek indemnification from Grenadilla and a claim against the escrow for such additional costs.  The escrow currently has a remaining balance of approximately $4.0 million and is available for claims until February 2006.  Based on our assessment during the three months ended September 30, 2005, we have increased our accrual for the cost of these remediation programs by approximately $2.3 million and will seek to claim recovery of such amount from the escrow prior to February 2006.  We have recorded a corresponding receivable for this amount and anticipate full collection from the escrow for these costs.

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

(10)                          Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K.   The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$296	$179	$171	$164
Interest cost	881	648	329	316
Expected return on plan assets	(1,312)	(873)	(70)	(67)
Amortization of prior service cost	157	134	—	—
Amortization of net loss	74	62	—	19
Net periodic benefit cost	$96	$150	$430	$432

	Domestic Plans		Foreign Plans
	Nine Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$548	$618	$510	$493
Interest cost	2,013	2,233	984	950
Expected return on plan assets	(2,876)	(3,016)	(218)	(201)
Amortization of prior service cost	309	459	—	—
Amortization of net loss	302	201	1	57
Net periodic benefit cost	$296	$495	$1,277	$1,299

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The components of net periodic pension cost for these benefits are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$10	$11	$30	$50
Interest cost	32	26	97	103
Amortization of transition obligation	11	9	34	34
Amortization of net loss	—	2	—	11
Net postretirement benefit cost	$53	$48	$161	$198

We anticipate domestic pension plan contributions of approximately $2.0 million for the current year.  As of September 30, 2005 we have made contributions of approximately $1.5 million to this plan.  Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.3 million for the current year.  As of September 30, 2005, we have made contributions of less than $0.2 million to this plan.  The pension plans of our German subsidiaries do not hold any assets and pay participant benefits as incurred.  Expected 2005 benefit payments under these plans are $1.0 million.  For the nine months ended September 30, 2005, we have made benefit payments of $0.7 million under these plans.

(11)         Segment Information

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

The following tables present information about our operating segments for the three and nine months ended September 30, 2005 and 2004:

	Piano Segment				Band Segment			Other	Consol
Three months ended 2005	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$28,781	$11,858	$8,332	$48,971	$44,923	$2,020	$46,943	$—	$95,914
Income (loss) from operations	2,890	3,241	588	6,719	2,827	263	3,090	(471)	9,338

	Piano Segment				Band Segment			Other	Consol
Three months ended 2004	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$31,518	$8,638	$7,445	$47,601	$45,286	$1,766	$47,052	$—	$94,653
Income (loss) from operations	4,505	1,610	408	6,523	2,159	175	2,334	(1,260)	7,597

	Piano Segment				Band Segment			Other	Consol
Nine months ended 2005	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$80,187	$35,911	$23,041	$139,139	$132,441	$5,437	$137,878	$—	$277,017
Income (loss) from operations	7,240	8,589	1,410	17,239	8,990	(8)	8,982	(2,098)	24,123

	Piano Segment				Band Segment			Other	Consol
Nine months ended 2004	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total
Net sales to external customers	$84,478	$30,421	$23,352	$138,251	$126,167	$3,984	$130,151	$—	$268,402
Income (loss) from operations	9,081	5,031	2,079	16,191	8,979	233	9,212	(2,495)	22,908

(12)         Summary of Guarantees

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$76,532	$23,446	$(4,064)	$95,914
Cost of sales	—	58,202	14,259	(4,043)	68,418

Gross profit	—	18,330	9,187	(21)	27,496

Operating expenses:
Sales and marketing	—	7,406	3,181	—	10,587
General and administrative	1,807	3,829	1,581	—	7,217
Amortization of intangible assets	116	160	4	—	280
Other operating (income) expense	(1,452)	1,137	389	—	74
Total operating expenses	471	12,532	5,155	—	18,158

Income (loss) from operations	(471)	5,798	4,032	(21)	9,338

Other income, net	—	(291)	(176)	—	(467)
Interest income	(3,668)	(6,311)	(67)	9,372	(674)
Interest expense	3,854	9,626	128	(9,372)	4,236

Income (loss) before income taxes	(657)	2,774	4,147	(21)	6,243

Income tax provision (benefit)	929	32	1,552	(13)	2,500

Net income (loss)	$(1,586)	$2,742	$2,595	$(8)	$3,743

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$80,822	$18,198	$(4,367)	$94,653
Cost of sales	—	61,962	11,058	(4,263)	68,757

Gross profit	—	18,860	7,140	(104)	25,896

Operating expenses:
Sales and marketing	—	7,321	3,144	—	10,465
General and administrative	2,465	3,470	1,423	—	7,358
Amortization of intangible assets	116	152	1	—	269
Other operating (income) expense	(1,356)	1,121	442	—	207
Total operating expenses	1,225	12,064	5,010	—	18,299

Income (loss) from operations	(1,225)	6,796	2,130	(104)	7,597

Other (income) expense, net	4	(449)	(361)	—	(806)
Interest income	(3,661)	(5,534)	(48)	8,731	(512)
Interest expense	3,853	9,019	61	(8,731)	4,202

Income (loss) before income taxes	(1,421)	3,760	2,478	(104)	4,713

Income tax provision (benefit)	(554)	1,511	942	(14)	1,885

Net income (loss)	$(867)	$2,249	$1,536	$(90)	$2,828

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$221,248	$67,812	$(12,043)	$277,017
Cost of sales	—	167,204	42,574	(12,080)	197,698

Gross profit	—	54,044	25,238	37	79,319

Operating expenses:
Sales and marketing	—	23,443	9,548	—	32,991
General and administrative	5,469	10,998	4,685	—	21,152
Amortization of intangible assets	349	484	13	—	846
Other operating (income) expense	(3,720)	2,811	1,116	—	207
Total operating expenses	2,098	37,736	15,362	—	55,196

Income (loss) from operations	(2,098)	16,308	9,876	37	24,123

Other income, net	(8)	(765)	(100)	—	(873)
Interest income	(11,000)	(18,573)	(228)	27,434	(2,367)
Interest expense	11,568	28,347	283	(27,434)	12,764

Income (loss) before income taxes	(2,658)	7,299	9,921	37	14,599

Income tax provision (benefit)	1,820	(34)	4,016	38	5,840

Net income (loss)	$(4,478)	$7,333	$5,905	$(1)	$8,759

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$220,016	$59,344	$(10,958)	$268,402
Cost of sales	—	166,069	37,248	(10,939)	192,378

Gross profit	—	53,947	22,096	(19)	76,024

Operating expenses:
Sales and marketing	—	23,005	9,275	18	32,298
General and administrative	5,290	10,012	4,469	—	19,771
Amortization of intangible assets	348	464	3	—	815
Other operating (income) expense	(3,137)	2,318	1,069	(18)	232
Total operating expenses	2,501	35,799	14,816	—	53,116

Income (loss) from operations	(2,501)	18,148	7,280	(19)	22,908

Other (income) expense, net	4	(1,102)	(1,054)	—	(2,152)
Interest income	(10,975)	(16,655)	(146)	26,036	(1,740)
Interest expense	11,339	26,482	209	(26,036)	11,994

Income (loss) before income taxes	(2,869)	9,423	8,271	(19)	14,806

Income tax provision (benefit)	(1,118)	3,799	3,237	2	5,920

Net income (loss)	$(1,751)	$5,624	$5,034	$(21)	$8,886

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$47,757	$11,860	$(38,605)	$21,012
Accounts, notes and other receivables, net	—	83,437	9,987	—	93,424
Inventories	—	131,156	44,236	(1,411)	173,981
Prepaid expenses and other current assets	369	5,148	1,256	—	6,773
Deferred tax assets	—	9,689	4,895	—	14,584
Total current assets	369	277,187	72,234	(40,016)	309,774

Property, plant and equipment, net	204	80,024	17,274	—	97,502
Investment in subsidiaries	69,643	252,642	—	(322,285)	—
Trademarks	—	9,319	3,858	114	13,291
Goodwill	—	17,973	12,300	—	30,273
Other intangibles, net	2,589	1,868	76	—	4,533
Other assets	3,368	7,544	2,672	—	13,584
TOTAL ASSETS	$76,173	$646,557	$108,414	$(362,187)	$468,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$7,897	$6,005	$—	$13,902
Accounts payable	435	10,911	3,457	—	14,803
Other current liabilities	7,033	20,908	13,871	(273)	41,539
Total current liabilities	7,468	39,716	23,333	(273)	70,244

Long-term debt	175,740	64,681	—	(38,605)	201,816
Intercompany	(136,773)	134,847	2,111	(185)	—
Deferred tax liabilities	74	18,695	6,363	—	25,132
Other non-current liabilities	1,105	2,123	19,591	—	22,819
Total liabilities	47,614	260,062	51,398	(39,063)	320,011

Stockholders’ equity	28,559	386,495	57,016	(323,124)	148,946

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,173	$646,557	$108,414	$(362,187)	$468,957

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,478)	$7,333	$5,905	$(1)	$8,759
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	413	6,714	1,415	2	8,544
Amortization of bond premium	(189)	—	—	—	(189)
Deferred tax expense (benefit)	11	(142)	(197)	—	(328)
Tax benefit from stock option exercises	151	—	—	—	151
Other	—	(64)	25	—	(39)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(6,767)	2,201	—	(4,566)
Inventories	—	(4,225)	(3,773)	146	(7,852)
Prepaid expenses and other assets	413	1,060	(516)	—	957
Accounts payable	(242)	195	486	—	439
Other liabilities	1,628	(4,374)	(690)	38	(3,398)
Cash flows from operating activities	(2,293)	(270)	4,856	185	2,478

Cash flows from investing activities:
Capital expenditures	(87)	(2,689)	(806)	—	(3,582)
Proceeds from disposal of fixed assets	—	954	425	—	1,379
Cash flows from investing activities	(87)	(1,735)	(381)	—	(2,203)

Cash flows from financing activities:
Borrowings under lines of credit	—	138,671	2,151	(6,749)	134,073
Repayments under lines of credit	—	(131,922)	(2,917)	—	(134,839)
Repayments of term loan debt	—	(5,650)	—	—	(5,650)
Proceeds from issuance of common stock	1,604	—	—	—	1,604
Intercompany transactions	776	3,673	(4,264)	(185)	—
Cash flows from financing activities	2,380	4,772	(5,030)	(6,934)	(4,812)

Effect of exchange rate changes on cash	—	—	(1,823)	—	(1,823)

Decrease in cash	—	2,767	(2,378)	(6,749)	(6,360)
Cash, beginning of year	—	44,990	14,238	(31,856)	27,372

Cash, end of period	$—	$47,757	$11,860	$(38,605)	$21,012

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited

(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,751)	$5,624	$5,034	$(21)	$8,886
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	394	6,486	1,273	—	8,153
Amortization of bond premium	(167)	—	—	—	(167)
Deferred tax benefit	—	(175)	(148)	—	(323)
Tax benefit from stock option exercises	814	—	—	—	814
Other	—	(13)	118	—	105
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(20,647)	3,339	—	(17,308)
Inventories	—	1,799	(6,039)	19	(4,221)
Prepaid expenses and other assets	(1,301)	(1,936)	(2,441)	—	(5,678)
Accounts payable	481	(169)	(298)	—	14
Other liabilities	1,544	(17)	512	2	2,041
Cash flows from operating activities	14	(9,048)	1,350	—	(7,684)

Cash flows from investing activities:
Capital expenditures	(45)	(2,482)	(665)	—	(3,192)
Proceeds from disposal of fixed assets	—	76	—	—	76
Acquisition of subsidiary, net of cash acquired	—	(35,309)	—	—	(35,309)
Cash flows from investing activities	(45)	(37,715)	(665)	—	(38,425)

Cash flows from financing activities:
Borrowings under lines of credit	661	80,031	7,419	(21,236)	66,875
Repayments under lines of credit	—	(41,289)	(7,639)	—	(48,928)
Debt issuance costs	(105)	—	—	—	(105)
Repayments of term loan debt	—	(4,984)	—	—	(4,984)
Proceeds from issuance of common stock	5,441	—	—	—	5,441
Intercompany transactions	(5,966)	6,346	(380)	—	—
Cash flows from financing activities	31	40,104	(600)	(21,236)	18,299

Effect of exchange rate changes on cash	—	58	(413)	—	(355)

Decrease in cash	—	(6,601)	(328)	(21,236)	(28,165)
Cash, beginning of year	—	12,255	8,792	21,236	42,283

Cash, end of period	$—	$5,654	$8,464	$—	$14,118

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular Amounts in Thousands Except Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high-quality musical instruments.  Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany.  We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names.  We are also the largest domestic producer of band and orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig.  We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools.  Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

Critical Accounting Estimates

The application of many accounting policies involves estimates and assumptions that have a material impact on our reported results.  We establish reserves for inventory, workers’ compensation, warranty claims, accounts receivable, notes receivable, (including recourse reserves when our customers have financed notes receivable with a third party), all of which are developed using estimates.  We have significant experience and data on which to base these estimates.  Historical information is adjusted for specific uncertainties, such as new product introductions, and contemporaneous information, such as price fluctuations.  We regularly perform assessments of the underlying assumptions we use.

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

We have made certain assumptions regarding the collectibility of recovery claims from escrow from environmental remediation costs pertaining to facilities that we acquired in 2004. Although we anticipate full collection from the escrow funds, no assurance can be given that additional environmental issues will not require additional, currently unanticipated investigation, assessment, or remediation expenditures; that such expenditures will be discovered prior to termination of the claim period in February 2006; that such expenditures will not exceed the amount available in escrow; that we can successfully claim any accrued or additional costs through the escrow; or that the indemnitor will agree to or have the ability to pay any such expenditures that either survive or exceed the escrow.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months Ended September 30,				Change
	2005		2004		$	%

Net sales
Band	$46,943		$47,052		(109)	(0.2)
Piano	48,971		47,601		1,370	2.9
Total sales	95,914		94,653		1,261	1.3

Cost of sales
Band	37,231		38,456		(1,225)	(3.2)
Piano	31,187		30,301		886	2.9
Total cost of sales	68,418		68,757		(339)	(0.5)

Gross profit
Band	9,712	20.7%	8,596	18.3%	1,116	13.0
Piano	17,784	36.3%	17,300	36.3%	484	2.8
Total gross profit	27,496		25,896		1,600	6.2
	28.7%		27.4%

Operating expenses	18,158		18,299		(141)	(0.8)

Income from operations	9,338		7,597		1,741	22.9

Other income, net	(467)		(806)		339	(42.1)
Net interest expense	3,562		3,690		(128)	(3.5)

Income before income taxes	6,243		4,713		1,530	32.5

Income taxes	2,500	40.0%	1,885	40.0%	615	32.6

Net income	$3,743		$2,828		915	32.4

Overview - Band division revenues remained stable as incremental sales of Leblanc instruments offset the decrease in some of our other instrument brands. We continue to have more demand for certain instruments, such as flutes and clarinets, than we have available for shipment. However, inefficiencies from training new woodwind plant personnel have decreased, and production levels have improved.  Despite supply issues for certain woodwind and sourced products, margins continue to show improvement, contributing to an increase in overall band operating profit over the prior period.

Domestic piano revenues declined on downturns in both wholesale and retail demand.  However, this was more than offset by the increase in overseas piano revenue, which was generated primarily in our European markets.  Margins remained consistent with the prior period, and overall piano operating profit improved slightly over the prior period.

Net Sales – The increase in net sales of $1.3 million resulted from improved performance in the piano segment.  Although Steinway grand units shipped by our overseas divisions increased 25%, domestic Steinway grand unit shipments decreased 15%, which resulted in an overall unit decrease of 6%. The annual sales price increase on Steinway products and a favorable shift in mix towards larger, higher priced units sold by our German division caused an overall revenue improvement for the piano segment.  Total unit sales of band and orchestral, string, and percussion instruments were consistent with the prior period.  As a result, band segment revenues remained flat.

Gross Profit – Gross profit improved $1.6 million driven by an increase in piano sales and band gross margin improvements.  In an effort to control inventories, we shut down production for an additional week at our domestic piano manufacturing facility, which resulted in underabsorption of overhead of approximately $0.5 million.  However, strong mix and wholesale demand in higher margin Eastern European territories helped maintain the piano margins of 36.3%. Band gross margins improved from 18.3% to 20.7% in the period.  Lower charges ($0.3 million as opposed to $0.9 million) arising from the sell through of purchased Leblanc inventory, which was written up to fair value upon acquisition, were the primary cause of the increase.  Price increases on certain instruments also contributed to the margin improvement.

Operating Expenses – Although administrative costs such as salaries and travel increased, overall operating expenses decreased $0.1 million, due primarily to the $0.7 million decrease in professional service fees associated with Sarbanes-Oxley compliance efforts during the period.  These fees have been more ratably incurred in 2005, whereas in 2004 the costs were heavily weighted towards the latter half of the year.

Interest Expense and Other Income, Net – These other expenses increased only $0.2 million to $3.1 million, as foreign exchange gains and net interest expense were consistent with the prior period.

Income Taxes – Our effective tax rate of 40% is consistent with the prior comparative period.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,				Change
	2005		2004		$	%

Net sales
Band	$137,878		$130,151		7,727	5.9
Piano	139,139		138,251		888	0.6
Total sales	277,017		268,402		8,615	3.2

Cost of sales
Band	108,754		102,616		6,138	6.0
Piano	88,944		89,762		(818)	(0.9)
Total cost of sales	197,698		192,378		5,320	2.8

Gross profit
Band	29,124	21.1%	27,535	21.2%	1,589	5.8
Piano	50,195	36.1%	48,489	35.1%	1,706	3.5
Total gross profit	79,319		76,024		3,295	4.3
	28.6%		28.3%

Operating expenses	55,196		53,116		2,080	3.9

Income from operations	24,123		22,908		1,215	5.3

Other income, net	(873)		(2,152)		1,279	(59.4)
Net interest expense	10,397		10,254		143	1.4

Income before income taxes	14,599		14,806		(207)	(1.4)

Income taxes	5,840	40.0%	5,920	40.0%	(80)	(1.4)

Net income	$8,759		$8,886		(127)	(1.4)

Overview – Sales of Leblanc instruments drove the band division’s revenue improvement for the period.  Sales of other band instruments were lower as availability of newly introduced sourced-product and certain woodwind instruments fell short of demand.  Production disruptions caused by training new personnel at the woodwind manufacturing facility decreased in the third quarter.

Although piano sales were relatively flat for the period, piano division operating profit improved, primarily as a result of gross margin improvements.

Net Sales – The increase in net sales of $8.6 million was driven by the increase in band sales.  Piano division sales were up slightly as the strong European wholesale performance and favorable product mix mitigated the domestic sales decrease of $4.7 million.  Standard price increases on Steinway and Boston product helped mitigate the impact of lower unit shipments, which were down 5%.  Our band division sales increased $7.7 million as a result of incremental Leblanc product sales of $13.9 million.  Band and orchestral unit sales increased 8% boosted by sales of Leblanc models, which were more readily accessible for shipment than some of our woodwind and sourced products.

Gross Profit – Gross profit improved $3.3 million, fueled by the improvement in piano division margins and band division sales.  Piano margins increased from 35.1% to 36.1% despite lower domestic sales at both the retail and wholesale levels.  Wholesale shipments to high-margin territories and a sales mix of larger, higher margin Steinway grand units shipped by our German operations were the primary cause of the improvement.  Band gross margins declined slightly from 21.2% to 21.1% in the period.  Atypical charges affecting margin in 2005 totaled $1.5 million, comprised of charges from the sell through of purchased Leblanc inventory, which was written up to fair value upon acquisition.  Atypical charges affecting margin in 2004 included $1.4 million in severance costs associated with the closure of one of our woodwind manufacturing facilities and $0.9 million due to the sell through of Leblanc inventories.  Despite the decrease in atypical charges, gross margins declined primarily as a result of the factory disruptions caused by production ramp-up efforts and new workforce training at our domestic woodwind manufacturing facility.

Operating Expenses – Operating expenses increased $2.1 million, primarily due to incremental costs of $0.9 million associated with Leblanc, the majority of which were incurred in the early part of the year.  Sales and marketing costs associated with promotional efforts and commissions as well as administrative costs associated with salaries and travel also contributed to the increase.

Interest Expense and Other Income, Net – These other expenses increased $1.4 million to $9.5 million during the period.  This resulted from reclassification of certain items and the $0.5 million shift from foreign currency gains to foreign currency losses.  Net interest expense increased slightly ($0.1 million) due to higher interest rates.  Borrowings on our domestic line of credit were paid off in September.

Income Taxes – Our effective tax rate of 40% is consistent with the prior comparative period.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2005 and 2004 are summarized as follows:

	2005	2004	Change
Net income:	$8,759	$8,886	$(127)
Changes in operating assets and liabilities	(14,420)	(25,152)	10,732
Other adjustments to reconcile net income to cash from operating activities	8,139	8,582	(443)
Cash flows from operating activities	2,478	(7,684)	10,162

Cash flows from investing activities	(2,203)	(38,425)	36,222

Cash flows from financing activities	(4,812)	18,299	(23,111)

Cash flows generated from operating activities increased $10.2 million based primarily on an increase in cash collections of receivables by our band division. The use of cash for investing activities decreased $36.2 million, as $35.3 million was used to fund an acquisition in 2004.  The remainder of the reduction resulted from sales of acquired assets, including a manufacturing facility in Wisconsin and property in France.  Cash provided by financing activities decreased $23.1 million compared to the prior period.  In 2004, we had outstanding borrowings of $18.2 million on our domestic line of credit, which were used to fund an acquisition, whereas we have no outstanding domestic line of credit borrowings in the current period.  In addition, proceeds from the issuance of stock dropped $3.8 million in the current period.

Borrowing Availability and Activities

Our real estate term loan, acquisition term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of up to $85.0 million in revolving credit loans, based on eligible accounts receivable and inventory balances.  The acquisition term loan and revolving credit loan portions of the Credit Facility bear interest at average 30-day LIBOR plus 1.75%, and the real estate term loan bears interest at average 30-day LIBOR plus 1.5%.  The Credit facility expires on September 14, 2008.  As of September 30, 2005 there were no revolving credit loans outstanding, and remaining availability based on eligible accounts receivable and inventory balances was approximately $82.7 million net of letters of credit of $2.3 million.  We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.5 million ($19.8 million at the September 30, 2005 exchange rate), net of borrowing restrictions of €0.9 million ($1.1 million at the September 30, 2005 exchange rate) and are payable on demand.  These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the loans can be converted into a maximum of £0.5 million ($0.9 million at the September 30, 2005 exchange rate) for use by our U.K. branch and ¥300 million ($2.6 million at the September 30, 2005 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €1.8 million into U.S. dollars or Chinese renminbi ($2.2 million at the September 30, 2005 exchange rate).  These borrowings bear interest at LIBOR plus 1%. We had $1.6 million outstanding as of September 30, 2005 on one of these credit facilities.  In January 2005, our Japanese subsidiary entered into a separate revolving loan agreement that provides additional borrowing capacity of up to ¥500 million ($4.4 million at the September 30, 2005 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day Tokyo Interbank Offered Rate (“TIBOR”) plus 0.875% and expires on January 31, 2010.  As of September 30, 2005, we had $4.4 million outstanding on this revolving loan agreement.

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

Our long-term financing consists primarily of $174.3 million of 8.75% Senior Notes, and $34.0 million of term loans outstanding under the Credit Facility. Our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends.  We were in compliance with all such covenants as of September 30, 2005.

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

Contractual Obligations

The following table provides a summary of our contractual obligations at September 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$304,917	$31,301	$59,462	$31,325	$182,829
Operating leases (2)	269,859	4,778	8,213	7,710	249,158
Purchase obligations (3)	14,088	13,624	464	—	—
Other long-term liabilities (4)	22,941	3,340	3,713	3,205	12,683
Total	$611,805	$53,043	$71,852	$42,240	$444,670

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans.  We estimated the variable interest obligation using the September 30, 2005 applicable rates.  The nature of our debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $255.9 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3)	Purchase obligations consist of firm purchase commitments for raw materials, imported products, and tooling.
(4)	Other long-term liabilities consist primarily of the long-term portion of our pension obligations and obligations under employee and consultant agreements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123 and issued SFAS No. 123R, “Share-Based Payments” (SFAS No. 123R). This accounting standard, which was originally effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options using the fair value method.  In April 2005, the SEC revised the first required compliance date to fiscal years beginning after June 15, 2005.  We plan to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on basic earnings per share of approximately $0.10 - $0.12 in additional stock compensation expense in 2006.  The actual amount will be impacted by changes in the aforementioned factors, as well as finalization of our estimated forfeiture rates and other assumptions.

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

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 05-05, “Accounting for Early Retirement Programs With Specific Features (Such as Terms specified in Altersteilzeit Early Retirement Arrangements)” which addresses the accounting for the transitional early retirement program in Germany.  Salary components of this plan should be recognized over the period from which the program begins until the end of the active service period.  Additionally, a portion of the salary that is deferred under certain arrangements should be discounted if payment is expected to be deferred for a period longer than one year.  This treatment is effective for fiscal years beginning after December 15, 2005.  The application of EITF 05-05 is not expected to have a material impact on our financial position or results of operations.

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

During the quarter covered by this report, there were no significant changes in our internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 6                   EXHIBITS

(i)                                     Exhibits

10.1

Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Joiners of America

10.2	Labor Contract Agreement between Frank Holton Company and Local No. M94 of the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers, and Helpers

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:  November 9, 2005