Form 10-K
period 2005-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2006-03-31
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $236,697,002 as of June 30, 2005.

Number of shares of Common Stock outstanding as of March 24, 2006:

Class A

477,952

Ordinary

☒

7,690,858

Total

☒

8,168,810

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Items 10-14 - Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV - Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

Note Regarding Forward-Looking Statements

Certain statements contained throughout this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution readers that such statements are necessarily based on certain assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially from those indicated in this report.  These risk factors include, but are not limited to, the factors discussed in Item 1A of this report.  We encourage investors to read Item 1A carefully.  Undue reliance should not be placed on the forward-looking statements contained in this report.  These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Note Regarding Incorporation By Reference

The Securities and Exchange Commission (“SEC”) allows us to disclose certain information by referring the reader to other documents we have filed with the SEC.  The information to which we refer is “incorporated by reference” into this Annual Report on Form 10-K.  Please read that information.

PART I

Item 1.  Business

Company History

Steinway Musical Instruments, Inc., through its wholly owned subsidiaries, is a global leader in the design, manufacture, marketing and distribution of high quality musical instruments.  We are the largest domestic manufacturer of musical instruments.  Whenever we refer to the “Company” or to “us,” or use the terms “we” or “our” in this annual report, we are referring to Steinway Musical Instruments, Inc. and its subsidiaries.

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

In September of 2000, we acquired United Musical Instruments Holdings, Inc. (“UMI”), the second largest manufacturer of band & orchestral instruments in the United States and on January 1, 2003 Selmer and UMI merged into Conn-Selmer, Inc.
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

Financial Information by Segment and Geographic Location

Information on business segments and geographic areas in which we operated for the years ended December 31, 2005, 2004 and 2003 is contained in Note 17 to the Consolidated Financial Statements included in this report.

Musical Instrument Industry

We operate two reportable segments within the musical instrument industry: pianos and band & orchestral instruments.

Pianos - The overall piano market is comprised of two main categories: grand pianos and upright pianos. Steinway & Sons pianos compete in the high-end segment of the market, whereas our Boston and Essex lines compete in the mid-priced segment of the piano market.

During the last few years, increases in piano imports, mainly from China and Indonesia, contributed to an increase in grand piano unit sales in the United States, the world’s largest grand piano market.  While these lower-priced imports have made it possible for more consumers to afford a piano, we believe industry revenues are on the decline as a result of lower average prices.  Since Steinway realizes the majority of its profit from high-end grand piano sales, our results are generally more affected by economic cycles, demographics, and the public’s continued interest in music than by industry trends.  The piano market in China is growing at a rapid pace and is now the second largest grand piano market outside the United States.  We continue to target this region in our distribution strategies.

Band & Orchestral Instruments - Demand for band & orchestral instruments in the domestic market has traditionally been more significantly impacted by factors such as demographic trends and school budgeting rather than by macroeconomic cycles.  Recent studies have emphasized the importance of music education in a child’s development and many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.  We expect this emphasis on music education and steady demographic trends to contribute to a relatively stable domestic market in the near-term.

In recent years, there has been an increase in units imported into the domestic market from offshore low-cost producers. This has created a highly price sensitive domestic market where manufacturers have implemented aggressive pricing programs in an attempt to maintain market share positions.  To remain competitive in this market, we now import some student woodwind and brass instruments, primarily entry-level, made to our specifications.  The impact of lower priced imported instruments has also led to consolidation within the industry, leaving Conn-Selmer, Yamaha and Jupiter as the top three remaining competitors.

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

Steinway & Sons - Steinway pianos differ from all others in design specifications, materials used and the assembly process.  We offer two premium-priced product lines under the Steinway & Sons brand: grand pianos and upright pianos.  Grand pianos historically have accounted for the majority of our production.  We offer seven sizes of the grand piano ranging from the 5’1” baby grand to the largest 9’ concert grand.  The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions.  Steinway grand pianos are premium pianos in terms of quality and price, with retail prices for ebony pianos generally ranging from $40,600 to $103,400 in the United States.  Limited edition pianos and pianos with exotic veneers sell for retail prices of up to $158,200.  In 2005, we sold 3,145 grand pianos, of which 2,114 units were shipped from our New York facility to dealers in the Americas.  The remaining 1,031 units were shipped from our German facility primarily to Europe and Asia.  Our upright pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations.  We also provide services such as repair, replacement part sales, tuning and regulation of pianos, and restoration. Restoration services range from repairs of minor damage to complete restorations of vintage pianos.

Boston Piano Company - We introduced the Boston line in the early 1990s to allow us to compete in the mid-price category.  Today we offer two complete lines of grand and upright pianos for the mid-priced piano market under the Boston and Essex brand names.  With certain limited exceptions, we allow only Steinway dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway line.  These pianos, which were designed by us and are produced for us in Asia, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor.  Also, since our research indicates that the vast majority of Steinway customers have previously owned another piano, Boston and Essex pianos provide future Steinway piano customers with the opportunity to join the Steinway family of owners sooner.  The Boston and Essex product lines also increase our business with our dealers, making us their primary supplier in many instances.  Together, the Boston and Essex product lines offer 13 upright and grand piano sizes, with retail prices ranging from $3,995 to $39,990 in the United States.

Band Segment

We are the largest domestic producer of band & orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments with well-known brand names.  We have complemented our domestic manufacturing strategy with a sourcing strategy from Asia to remain competitive in the global marketplace.  Over the past few years, we have established relationships with several overseas manufacturers to produce imported entry-level student instruments to our design specifications.  As part of this global manufacturing strategy, we also began rationalizing our facilities to reduce manufacturing overhead.  We have closed two of our U.S. manufacturing plants, reducing our domestic manufacturing floor space by 20%.

In 2005, sales of sourced products accounted for 35% of our band division revenue.

Approximately 25% of these sales were from our imported entry-level student woodwind and brass instruments.

Woodwind and Brass Instruments - We manufacture piccolos, flutes, clarinets, oboes, bassoons, saxophones, trumpets, French horns, tubas, and trombones in our manufacturing facilities in Indiana, Ohio, Wisconsin, and France.  We sell student level instruments in three distinct product groupings: “good” entry-level imported instruments, “better” mid-priced instruments, which are either imported or manufactured by us, and “best” instruments, which are primarily manufactured by us.  In addition, we also manufacture intermediate and professional level woodwind and brass instruments.  Sales of woodwind and brass instruments accounted for 70% of our band division revenue in 2005.

We sell our woodwind and brass products under the brand names Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Holton, Martin, Yanagisawa,Vito, Emerson, Noblet, Artley and Benge.  Suggested retail prices generally range from $300 to $2,500 for student instruments and from $1,000 to $10,000 for intermediate and professional instruments.  We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics.  We believe that specialization of products helps maintain a competitive edge in quality and product design.  Our specialized woodwind and brass instruments sell for up to $27,000.

We are the exclusive U.S. distributor for Yanagisawa saxophones and Selmer Paris musical instruments. The Selmer Paris saxophone is the best selling professional saxophone in the world.  Selmer Paris, in turn, has exclusive distribution rights to some of our brass instruments in France.

Percussion Instruments - We manufacture, source, and distribute acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, and chimes.  We manufacture percussion products in North Carolina and Illinois under the Ludwig and Musser brand names.  Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products.  Suggested retail prices range from $500 to $5,000 for acoustical drum outfits and from $2,000 to $15,000 for tuned percussion instruments, with specialized tuned instruments purchased by symphonies and orchestras selling for up to $20,000.  Sales of percussion instruments accounted for 14% of our band division revenue in 2005.

String Instruments - We assemble and distribute violins, violas, cellos, and basses.  Products are sold under the brand names Glaesel, Scherl & Roth, and William Lewis & Son.  Suggested retail prices generally range from $200 to $4,000 for student instruments and from $1,400 to $4,700 for intermediate and advanced instruments, with specialized instruments selling for up to $13,000. Components are primarily imported from Europe and Asia and assembled at our factory in Ohio.  Sales of string instruments accounted for 3% of our band division revenue in 2005.

Accessories - We manufacture mouthpieces and distribute accessories such as music stands, batons, mallets, straps, mutes, reeds, pads, chin rests, strings, bows, cases and instrument care products.  Sales of accessories accounted for 13% of our band division revenue in 2005.

Customers

Piano Segment

Most Steinway grand piano sales are to individuals, both professional artists and amateur pianists.  Our typical customer is between 40 and 50 years old and has an intermediate to advanced level of musical skill.  He or she holds a graduate degree and reports an annual household income over $300,000.

We also sell pianos to institutions such as concert halls, conservatories, colleges, universities and music schools.  Nearly 20% of pianos sold in 2005 were to institutional customers.  We have a specific program focused on increasing piano sales to music schools, as this market segment is typically less sensitive to economic cycles.  Institutions can earn the “All-Steinway School” designation by owning primarily Steinway-designed pianos, enabling them to provide their students and faculties with the best instruments possible for the study of music, from the practice room to the recital hall.  To date, 57 schools and conservatories worldwide have earned the designation “All-Steinway School.”

Market size and volume trends are difficult to quantify for international piano markets, as there is no single source for worldwide sales data.  Outside the United States, our strongest market shares are in Germany, Switzerland, the United Kingdom, and France.  We believe that we hold an average grand piano market share of approximately 16% in these countries.  We also continue to expand our presence in former Eastern Bloc countries where we significantly increased sales in 2005.

Outside of the United States, China is currently the second largest grand piano market in the world.  With our three piano lines, we believe our market share of grand piano units is currently 3% in China.  In 2004, we opened a distribution and selection facility in Shanghai.  Our unit sales in China increased over 50% in 2005 and we expect a large portion of our long-term growth to come from this market.

In 2005, approximately 57% of piano sales were in the United States, 28% in Europe and the remaining 15% primarily in Asia.  Our largest piano dealer accounted for approximately 5% of piano sales in 2005, while the top 15 accounts represented 29% of piano sales.

Band Segment

Band & orchestral instruments are sold to student, amateur and professional musicians, and institutions.  The majority of our instruments are purchased or rented from dealers by students enrolled in music education programs in the United States.  Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to intermediate or professional level instruments in high school or college.  We estimate that approximately 85% of our domestic band sales are generated through educational programs.  The remaining domestic band sales are to amateur or professional musicians or performing groups, including orchestras and symphonies. Student level instruments accounted for approximately 65% of band & orchestral unit sales and approximately 40% of instrument revenues in 2005, with intermediate and professional instruments representing the balance.

Historically, over 80% of our band sales have been in the United States.  We believe that the Asian and European markets present significant opportunities for growth due to the quality of our instruments and the strength of our brand names.  By focusing on these markets, we increased exports by approximately 20% during 2005.

In 2005, approximately 79% of band sales were in the United States, 8% in Europe and the remaining 13% primarily in Canada and Asia.  Our largest band dealer accounted for approximately 6% of band sales in 2005, while the top 15 accounts represented approximately 40% of band sales.

Sales and Marketing

Piano Segment

We distribute our pianos worldwide through approximately 185 independent dealers who operate nearly 300 showrooms. We also sell our pianos through nine company operated retail showrooms: four in the United States and five in Europe.  We have subsidiaries and dealers in both Japan and China that provide direct access to the growing Asian piano market. Sales to dealers accounted for approximately 75% of piano segment revenue in 2005. The remaining 25% was generated from sales made directly by us at one of our nine company operated retail showrooms.

We employ district sales managers whose responsibilities include developing close working relationships with piano dealers. These highly experienced professionals provide dealers with sales training and technical support, and develop sales and marketing programs for the consumer and institutional markets.  These sales managers are also responsible for promoting the Steinway Artist Program described below.

Steinway Artist Program - Steinway Artists are world-class pianists who voluntarily endorse Steinway & Sons by selecting the Steinway piano.  Our Steinway Artist program is unique in that we do not pay artists to endorse our instruments.  To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano.  We use these renowned artists in our marketing programs to help reinforce recognition of the Steinway brand name and its association with quality.  The Steinway Artist Program currently includes approximately 1,300 of the world’s finest pianists who perform on Steinway pianos.  In return for their endorsements, Steinway Artists are provided with access to the Concert and Artist Piano Bank.

Concert and Artist Piano Bank - To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank.  The Piano Bank includes approximately 500 instruments worldwide.  Of these instruments, approximately 375 are located in the United States.  In New York City alone, the Piano Bank includes approximately 140 concert grands available for various occasions.  The remaining domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program.  The Piano Bank promotes our instruments in the music industry and provides management with continual feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist.  The Piano Bank instruments are generally sold after five years and replaced with new pianos.

Band Segment

Our band & orchestral, string and percussion instruments and related accessories are distributed worldwide through approximately 1,700 independent musical instrument dealers and distributors.

In North America, we market our products through district sales managers and telemarketing representatives who are responsible for sales within assigned geographic territories. Each district sales manager is also responsible for developing relationships with band & orchestral directors.  These directors represent all levels of music educators, from those who teach elementary school children through those involved at the college and professional levels. These individuals are the primary influencers in the choice of an instrument brand as they will generally refer students to designated dealers for the purchase of instruments.

As part of our band director outreach and support strategy, we have developed Conn-Selmer University (“CSU”).  Originally created to help graduating music education majors transition into teaching careers, we have expanded CSU to include three additional tracks: one for experienced music educators, another for music dealer representatives, and another for music business students.  We also have an educational director who travels extensively, lecturing and motivating students, educators and parents on the value of music in a child’s development.  We believe that our well-established, long-standing relationships with influential music educators are an important component of our distribution strategy and that our CSU efforts will further enhance these relationships.

To reach international markets, we primarily sell our instruments through distributors.  We reorganized our international sales staff to include regional sales directors who have more direct contact with our customers overseas.

We support our dealers and distributors through incentive programs, advertising and promotional activities.  We reach our customers through trade shows, educator conferences, print media, direct mail, telemarketing, the Internet and personal sales calls. We also actively advertise in educator and trade publications and provide educational materials, catalogs and product specifications to students, educators, dealers and distributors.

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

Boston Piano Company – While our mid-priced pianos compete with brands such as Baldwin and Schimmel, our primary competition has been from Japanese and Korean manufacturers such as Kawai, Yamaha and Young Chang.  By working with manufacturers in the same geographic areas, we have been able to enjoy labor costs and manufacturing efficiencies similar to those of our primary competitors while offering consumers the added benefit of pianos designed by Steinway & Sons.

In recent years, piano manufacturing in China has been growing at a rapid pace.  While the vast majority of the production continues to be upright pianos, Chinese manufacturers have begun producing low-priced, smaller grand pianos.  In 2005, we established a relationship with Pearl River Piano Group, the largest piano manufacturer in China, to build pianos for our Essex line.  Through this new OEM relationship, we will be able to offer pianos priced in a considerably more competitive price range than previously available, bringing a good measure of Steinway design benefits to a wider reach of consumers.  We expect to introduce several new Essex models in 2006.

Band Segment

We are the largest domestic producer of band & orchestral instruments.  We enjoy leading market shares with many of our professional level instruments.  Yamaha, a Japanese corporation, is our largest competitor.  New entrants into the domestic market generally experience difficulty competing due to the need for both brand recognition and an effective distribution system.

Competition for sales of student level instruments in the United States has intensified in recent years due to the growth of offshore manufacturers.  These producers benefit from low labor costs, enabling them to offer instruments at highly competitive prices.  It is difficult to quantify the impact of imported musical instruments since the majority of offshore manufacturers do not report data through industry channels.

Patents and Trademarks

Steinway & Sons pioneered the development of the modern piano with over 125 patents granted since our founding.  While we have several patents effective and pending in the United States and in several foreign countries, we do not believe our business is materially dependent upon any single patent.

We also have some of the most well-known brand names in the music industry.  Our piano trademarks include Steinway, Steinway & Sons, the Lyre design, Boston, Boston designed by Steinway & Sons, Heirloom Collection, Crown Jewel Collection and Essex. Our band & orchestral trademarks include Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Ludwig, Musser, Holton, Vito, Glaesel, Scherl & Roth, Emerson, William Lewis & Son, Noblet, and Artley.  We consider our trademarks to be important and valuable assets.  It is possible that the termination, expiration or infringement of one or more of our trademarks may have an adverse affect on our business, depending on the trademark and the jurisdiction.  Accordingly, we maintain trademark registrations in appropriate jurisdictions on an ongoing basis and vigorously pursue any infringement by competitors.

Raw Materials, Component Parts, and Sourced Products

Our raw materials consist primarily of metals and woods.  The majority of these materials is sourced from the Americas, with the balance coming from Europe, Asia and Africa.  We acquired our sole domestic piano plate manufacturer and primary piano key maker to ensure availability of these component parts.  Component parts for string and percussion instruments are imported from Europe and Asia.  We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2006 or in the future.

Currently, our Boston and Essex piano lines are each sourced from a single manufacturer, as are our Selmer Paris instruments and certain other component parts.  Although we may experience delays in availability of product due to the lead times required by these manufacturers, we do not anticipate any material disruptions to the supply of these products.  Some of our entry-level band instruments are also sourced from single manufacturers.  We continually scrutinize these suppliers and the quality of products that they manufacture for us and we believe that we have a sufficient number of qualified suppliers to ensure availability of all offered products in the upcoming year.

Labor

As of December 31, 2005, we employed 2,443 people, consisting of 1,849 hourly production workers and 594 salaried employees.  Of the 2,443 employees, 1,884 were employed in the United States and the remaining 559 were employed primarily in Europe.

Approximately 60% of our workforce in the United States is represented by labor unions.  The Company believes that relations with its employees and most of these unions are generally good.  The following table indicates the union representation and the current status of our collective bargaining agreements in the United States:

Location	Union affiliation	Type of manufacturing	Number of employees	Agreement expiration
Elkhart, IN	United Auto Workers	Band instruments	234	April 1, 2006
New York, NY	United Furniture Workers	Pianos	484	December 31, 2006
Elkhart, IN	United Auto Workers	Band instruments	13	March 31, 2007
Springfield, OH	Glass, Molders, Pottery, Plastics & Allied Workers	Piano plates	31	November 8, 2007
LaGrange, IL	Carpenters	Percussion instruments	34	November 16, 2007
Eastlake, OH	United Auto Workers	Band instruments	227	February 16, 2008
Elkhorn, WI	International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers & Helpers	Band instruments	67	July 20, 2008

We are currently in labor negotiations with the union that represents 234 employees at our brass instrument manufacturing plant in Elkhart, Indiana.  We may not be able to come to a new agreement before the current agreement expires on April 1, 2006.

In Germany, the workers’ council represents all employees other than management.  Nevertheless, most employment contract conditions are settled in collective bargaining agreements made between various trade unions and the employer organizations to which we belong. Generally, agreements are negotiated on an annual basis.  The Company believes that relations with its employees and these unions are generally good.

Item 1A.  Risk Factors

An investment in our company involves risk. In addition to the other information in this report, prospective investors should carefully consider the following risks before making an investment.  The risks described below are not the only risks we face.  There may be additional risks and uncertainties that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, or results of operations.

We operate in competitive markets

Our success depends upon our ability to maintain our share of the musical instrument market by providing the best instruments at prices equal to or below our competitors providing instruments of comparable quality.  Increased competition could lead to price reductions, fewer large sales to institutions, reduced operating margins and loss of market share.  Our piano division currently competes with companies such as Bechstein, Bösendorfer, Fazioli, Kawai and Yamaha, which also produce and market pianos at the higher end of the market.  Because of the potential savings associated with buying a used instrument, as well as the durability of the Steinway piano, a relatively large market exists for used Steinway pianos.  It is difficult to estimate the significance of used piano sales, because most are conducted in the private aftermarket.  However, we believe that used Steinway pianos provide the most significant competition in the high-end piano market.  Our band & orchestral division competes with a number of domestic and Asian manufacturers of musical instruments, including Jupiter and Yamaha.  Any of our competitors may concentrate their resources upon efforts to compete in our markets.  In addition, Asian musical instrument manufacturers have made significant strides in recent years to improve their product quality.  They now offer a broad range of quality products at highly competitive prices and represent a significant competitive challenge for us.  Our failure to compete effectively could have a negative impact on our results of operations.

Economic downturns and changes in consumer preferences could adversely affect our business

Our business is subject to a number of general economic factors, many of which are out of our control, that may, among other things, result in a decrease in sales and net income. Sales of musical instruments are dependent in part upon discretionary consumer spending, which may be affected by general economic conditions.  For example, Steinway, which represents more than half of our net sales, sells a relatively small number of Steinway & Sons grand pianos each year (3,145 in 2005).  Given the small number of pianos we sell, even a slight decrease in sales could adversely affect our profitability.  Band & orchestral sales are also dependent upon the continued interest of school-aged children in playing musical instruments.  Any decrease in consumer spending or reduction in school-aged children’s interest in music could result in decreased sales, which could adversely affect our business and operating results.  Furthermore, terrorist activities, war or other armed conflict involving the United States or its interests abroad may result in a downturn in the U.S and global economies, thus reducing spending on luxury goods and may exacerbate the risks to our business.

We could be subject to work stoppages or other business interruptions as a result of our unionized work force

A significant portion of our hourly employees are represented by various union locals and covered by collective bargaining agreements.  These agreements contain various expiration dates and must be renegotiated upon expiration.  A collective bargaining agreement covering the employees in one of our band manufacturing facilities in Elkhart, Indiana, expires in April 2006 and another agreement covering employees in our piano manufacturing facility in New York expires in December 2006.  We cannot assure investors that we will be able to reach agreements on terms that are acceptable to us, or at all.  If we are unable to negotiate any of our collective bargaining agreements on satisfactory terms prior to expiration, we could experience disruptions in our operations.  Our most recent work stoppage occurred at two of our band & orchestral manufacturing plants in January and March of 2003 and lasted for approximately 13 weeks and 9 weeks, respectively.  Any future prolonged work stoppage or delay in renegotiating collective bargaining agreements could have a material adverse effect on our operations.

Any significant disruption in our supply from key suppliers could delay production and adversely affect our sales

Our Boston and Essex piano lines, our Selmer Paris instruments, and many of our student level band & orchestral instruments are sourced from single foreign manufacturers.  We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which may be available only from limited resources.  Moreover, we are dependent upon the availability of our suppliers to provide material that meets specifications, quality standards and delivery schedules.  Our suppliers’ failure to provide expected raw materials or component parts could adversely affect production schedules and profitability.

Although we have had adequate supplies of raw materials and component parts in the past, there is no assurance that we may not experience serious interruptions in the future.  Our continued supply of materials is subject to a number of risks including: 1) the destruction of our suppliers’ facilities or their distribution infrastructure; 2) work stoppages or strikes by our suppliers’ employees; 3) the failure of our suppliers to provide materials of the requisite quality; 4) the failure of essential equipment at our suppliers’ plants; 5) the failure or shortage of supply of raw materials to our suppliers; and 6) contractual amendments and disputes with our suppliers.

We cannot assure investors that our suppliers will continue to provide products to us at attractive prices or at all, or that we will be able to obtain such products in the future from these or other providers on the scale and within the time periods we require.  Furthermore, we cannot assure investors that substitute raw materials or component parts will meet the strict specification and quality standards we impose.  If we are not able to obtain key materials, supplies, components or sourced instruments on a timely basis and at affordable costs, or we experience significant delays or interruptions of their supply, it could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully integrate acquisitions of related companies into our business

We have historically acquired other businesses whose operations or product lines complement our existing business, including Leblanc in August 2004.  We continually explore new opportunities to enter into business combinations with other companies in order to maintain and grow our revenues and market presence.  These potential transactions with other companies create risks such as difficulty in assimilating the personnel, customers, technology, products and operations with our personnel, customers, technology, products and operations; disruption of our ongoing business, including loss of management focus on existing businesses; and impairment of relationships with existing executives, employees, customers and business partners.  In addition, we may not be able to identify suitable candidates for these transactions or obtain financing or otherwise make these transactions on acceptable terms.  Furthermore, the benefits that we anticipate from these potential transactions may not develop as expected and we cannot be sure that we will recover our investment in any such strategic transaction.

Shifts in our product mix may result in declines in our gross margins and profit levels

Our gross margins vary among our product groups and have fluctuated from quarter to quarter as a result of shifts in product mix (that is, how much of each product type we sell in any particular quarter).  The introduction of new band products, decreases in average selling prices and shifts in the proportion of student level instruments to professional level instruments may cause variances in our gross margins.  We also experience variances in our gross margins as a result of shifts in the proportion of our piano retail sales to wholesale sales, as well as changes in amounts of piano sales to territories where we realize more favorable pricing.  For example, our product sales in the former Eastern Bloc countries generally produce higher margins because most sales are at retail prices.  We expect fluctuations in gross margins to continue in the future.

Failure of our new products to gain market acceptance may adversely affect our operating results

New products may not achieve significant market acceptance or generate sufficient sales to permit us to recover development, manufacturing and marketing costs associated with these products.  Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to expand consumer demand.  These requirements could strain our management, financial and operational resources.  Furthermore, failure of our new products to achieve market acceptance could prevent us from maintaining our existing customer base, gaining new customers or expanding our markets and could have a material adverse effect on our business, financial condition and results of operations.  Additionally, price competition among our various brand names may adversely affect our sales, revenues and profitability.  For example, our mid-priced Essex line of pianos may be priced lower than our Boston line, therefore potentially diminishing sales of our Boston pianos.

Since we have a limited number of facilities, any loss of use of any of our facilities could adversely affect our operations

Our operations with respect to specific products are concentrated in a limited number of manufacturing facilities.  Because we are heavily dependent on each of these facilities, our operations would be adversely affected if we experience a disruption in business at any particular facility for a prolonged period of time because we would not have adequate substitute facilities available to us.

Our operations may subject us to liabilities for environmental matters, the costs of which could be material

Our manufacturing operations involve the use, handling, storage, treatment and disposal of materials and waste products that may be toxic or hazardous.  Consequently, we are subject to numerous federal, state and local environmental laws and regulations, specifically those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties contaminated by hazardous substances.  Many environmental laws impose strict, retroactive, joint and several liability broadly upon owners and operators of properties, including with respect to environmental matters that occurred prior to the time the party became an owner or operator.  In addition, we may have liability with respect to third-party sites to which we sent wastes for disposal in the past.  Our potential liability at any of these sites is affected by many factors including, but not limited to, the method of remediation, our portion of the hazardous substances at the site relative to that of other responsible parties, the number of responsible parties, the financial capabilities of other parties, and contractual rights and obligations.

We have obligations and liability with respect to the remediation of current and former properties and third party waste disposal sites.  The liabilities and obligations in some cases are covered by indemnification agreements and we have accrued liabilities for sites where the liability is probable and can be estimated.  We cannot guarantee the indemnitors will continue to fund the cleanup liability or that the actual costs of cleanup will not exceed our present accruals.  Furthermore, we may be required to fund additional remedial programs in connection with other additional current, former or future facilities.

Future events, such as the discovery of additional contamination or other information concerning past releases of hazardous substances at our manufacturing sites (or at sites to which we sent wastes for disposal), changes in existing environmental laws or their interpretation, and more rigorous efforts by regulatory authorities, may require additional expenditures by us to modify operations, install pollution control equipment, clean contaminated sites or curtail our operations.  These expenditures could have a material negative impact on our operations.

We may not be able to protect our proprietary information

We rely in part on patent, trade secret, unfair competition, trade dress and trademark laws to protect our rights to aspects of our business and products, including product designs, proprietary manufacturing processes and technologies.  The laws of many foreign countries do not protect proprietary rights to the same extent as laws in the United States.  In addition, although we may have rights to a particular trademark in a given country, we may not have similar rights to that trademark in other countries.

Changes in our effective tax rates could affect future results

As an international company, we are subject to taxation in the United States and various other foreign jurisdictions in which we do business.  Some of these foreign jurisdictions have higher statutory rates than those in the United States, and certain of our international earnings are also taxable in the United States.  Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.  In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense.  Should actual events or results differ from our current expectations, charges or credits to our income tax expense reserves and income tax expense may become necessary.  Any such adjustments could have a significant impact on our results of operations.

Our foreign operations are exposed to risks associated with foreign regulations, exchange rate fluctuations, trade restrictions and political, economic and social instability

We manufacture, market and distribute our products worldwide.  As a result, we are subject to the risks normally associated with foreign operations.  For example, foreign regulations may limit our ability to produce and sell some of our products or repatriate profits to the United States.  In addition, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations.  Our operations may also be negatively impacted by political, economic and social instability in foreign countries in which we operate.  We are also exposed to risks associated with foreign currency fluctuations.  A strengthening of the U.S. dollar, the Japanese yen, the British pound, the Chinese yuan or the euro relative to each other or other foreign currencies could have a negative impact on us.  Although we sometimes engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be sure that these fluctuations will not have an adverse effect on us.  Sales outside the United States accounted for approximately 33% of our net sales in 2005.

The requirements of complying with the Sarbanes-Oxley Act may strain our resources and distract management

As a public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act.  Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures, corporate governance standards and internal controls over financial reporting.  Although we devote significant time and resources to ensure ongoing compliance with the reporting requirements of Sarbanes-Oxley, we can give no assurance that we will continue to meet these requirements in the future or that reportable conditions or material weakness in our internal controls and procedures may not arise despite our best efforts prevent them.  While we have taken and continue to take all steps necessary to comply with Sarbanes-Oxley, including internal controls, our failure to meet the requirements of Sarbanes-Oxley could negatively impact our business, financial condition and results of operations.  In addition, the effort to comply with these obligations may divert management’s attention from other business concerns.

Messrs. Kirkland and Messina exercise significant control over us, which could adversely affect investors

Mr. Kyle R. Kirkland, Chairman of the Board, and Mr. Dana D. Messina, Chief Executive Officer, hold in the aggregate 100% of our Class A common stock, representing approximately 86% of the voting power of our company’s capital stock.  So long as Messrs. Kirkland and Messina continue to hold a majority of the voting power, they will be able, acting together, to exercise a controlling influence over our company, including with respect to the composition of our board of directors and, through it, the direction and policies of the Company.  We cannot assure that Messrs. Kirkland and Messina will not pursue other business interests that will conflict with investors’ interests.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York City.  The remaining Steinway retail stores are leased.  Substantially all of the domestic real estate has been pledged to secure our debt.

The following table lists our significant owned and leased facilities:

Location

Owned/ Leased

Approximate Floor Space (Square Feet)

Type of Facility and Activity Performed

Long Island City, NY	Owned	450,000	Piano manufacturing; restoration center; administrative offices
New York, NY	Owned	217,000	Piano retail store/showroom; office rental property
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices
	Leased	6,000	Piano retail store/showroom
Munich, Germany	Leased	15,000	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Wuppertal, Germany	Leased	27,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	12,000	Piano warehouse/showroom/workshop
London, England	Leased	10,000	Piano showroom
	Leased	6,000	Piano workshop/storage
Tokyo, Japan	Leased	9,000	Piano selection center; warehouse
	Leased	2,000	Administrative offices
Eastlake, OH	Owned	160,000	Brass instrument manufacturing
Elkhart, IN	Owned	150,000	Brass instrument manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Elkhorn, WI	Owned	58,000	Brass instrument manufacturing
Kenosha, WI	Owned	95,000	Woodwind manufacturing; warehouse
Nogales, AZ	Owned	22,000	Former woodwind instrument manufacturing, rental property
LaGrange, IL	Owned	46,000	Percussion instrument manufacturing
Monroe, NC	Leased	154,000	Drum and case manufacturing
Cleveland, OH	Leased	62,000	String instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse
LaCouture Boussey, France	Owned	32,000	Woodwind manufacturing

We spent $5.0 million for capital improvements in 2005 consisting primarily of machinery and equipment upgrades and replacements, facility upgrades, and telephone and computer system enhancements.  We expect capital spending in 2006 to be in the range of $5.0-7.0 million, relating to plant improvements, production equipment purchases, and facility improvements.

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

Environmental Matters

We are required to comply with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties contaminated by hazardous substances, including chlorinated solvents.  Our operations are subject to environmental laws and regulations that require us to obtain and maintain permits from regulatory authorities.  Non-compliance with environmental laws and regulations or the permits we have been issued could give rise to significant fines, penalties and other costs.  We currently do not expect to incur material expenditures relating to environmental compliance in 2006.

Certain environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances, which liability is broadly construed.  Under CERCLA and other laws, we may have liability for investigation and cleanup costs and other damages relating to our current or former properties, or third-party sites to which we sent wastes for disposal.  Our potential liability at any of these sites is affected by many factors including, but not limited to, the method of remediation, our portion of the hazardous substances at the site relative to that of other parties, the number of responsible parties, the financial capabilities of other parties, and contractual rights and obligations.

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008; however, we cannot assure investors that it will continue to do so in the future.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  At the fourth site, which is a third-party waste disposal site, the EPA has named over 40 persons or entities as potentially responsible parties (“PRP”), including four Conn-Selmer predecessor entities.  The four entities have been involved as members of PRP group in the ongoing negotiations with the site owners, the largest contributor, and the EPA in an attempt to reach a settlement and release PRP group members from further potential liability.  We expect a decision on the proposed settlement to be reached within the next twelve months.  For two of these predecessor entities, which were previously owned by Philips, this matter has been tendered to

Philips pursuant to the Environmental Indemnity Agreement.  With respect to the other two entities, based on current information concerning estimated cleanup costs at the site, and our share of liability, we do not believe our liability will be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000.  We estimate our costs, which approximate $0.9 million, over a 15 year period.  We have accrued approximately $0.7 million for the estimated cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2006	$125
2007	78
2008	56
2009	56
2010	56
Thereafter	555
$926

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established.  In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities.  Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, discussions with state regulatory officials, and recent sampling, we estimate the remaining costs of such remedial plans to be $3.1 million as of December 31, 2005.  Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million.  We have filed a claim against the escrow and recorded a corresponding receivable for this amount. However, we cannot be assured that we will be able to recover such costs from Grenadilla.

Based on our past experience and currently available information, the matters described above and our other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on our capital expenditures, earnings or competitive position in an individual year.  However, some risk of environmental liability is inherent in the nature of our current and former businesses and we may, in the future, incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental laws.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.  Markets for Registrant’s Common Equity and Related Stockholder Matters

        Our Ordinary common stock is traded on the New York Stock Exchange (“NYSE”) under the “LVB” symbol. The following table sets forth, for the periods indicated, the high and low share prices of our Ordinary common stock as reported on the NYSE.

Year Ended December 31, 2005	High	Low
First Quarter	$31.15	$26.63
Second Quarter	30.91	26.90
Third Quarter	30.35	25.50
Fourth Quarter	27.80	24.15

Year Ended December 31, 2004	High	Low
First Quarter	$33.90	$23.25
Second Quarter	36.50	32.10
Third Quarter	35.41	25.59
Fourth Quarter	29.36	26.76

We have two classes of common stock: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  As of March 24, 2006, there were 3,546 beneficial shareholders of our Ordinary common stock and two holders of record of the Class A common stock.

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

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plan and our Amended and Restated 1996 Stock Plan, which were approved by security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	836,249	$20.39	428,233
Total	836,249	$20.39	428,233

Item 6.  Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data as of and for each of the five years in the period ended December 31, 2005, as derived from our audited financial statements.  The table should be read in conjunction with our consolidated financial statements, including the footnotes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

(In thousands except share and per share data)

Years Ended December 31,	2005	2004 (1)	2003	2002	2001
Income statement data:
Net sales	$387,143	$375,034	$337,220	$332,297	$352,612
Gross profit	111,534	109,133	92,553	97,151	103,521
Income from operations	34,837	34,241	22,824	31,399	34,495
Net income	13,792	15,867	9,698	14,909	8,738
Earnings per share:
Basic	$1.71	$1.97	$1.09	$1.68	$0.98
Diluted	$1.67	$1.91	$1.09	$1.68	$0.98

Weighted average shares:
Basic	8,069,721	8,046,256	8,924,578	8,877,256	8,928,000
Diluted	8,265,234	8,304,066	8,925,672	8,882,165	8,928,000

Balance sheet data (at December 31):
Cash	$34,952	$27,372	$42,283	$19,099	$5,545
Current assets	295,731	308,761	288,270	267,346	254,474
Total assets	455,655	477,545	445,665	423,731	409,537
Current liabilities	71,881	72,893	61,304	53,302	49,318
Total debt	204,692	221,208	196,602	200,636	211,203
Stockholders’ equity	148,830	145,553	152,635	131,208	115,773

Other financial data:
Capital expenditures	$5,004	$5,186	$5,462	$5,604	$7,141

Margins:
Gross profit	28.8%	29.1%	27.4%	29.2%	29.4%
Operating	9.0%	9.1%	6.8%	9.4%	9.8%

(1)   We acquired Leblanc in August 2004.

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

Piano Segment - Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts.  The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales.  Given the total number of these pianos that we sell in any year (3,145 sold in 2005), a slight change in units sold can have a material impact on our business and operating results.  Our results are also influenced by sales of Boston and Essex pianos, which together represented over 50% of total piano units sold but less than 20% of total piano revenues in 2005.  Our Boston and Essex piano lines are manufactured in Asia, each by a single manufacturer.  The ability of these manufacturers to produce and ship products to us could impact our business and operating results.  In 2005, approximately 57% of piano sales were in the United States, 28% in Europe and the remaining 15% primarily in Asia.  For the year ended December 31, 2005, our piano segment sales were $203.5 million, representing 53% of our total revenues.

Piano Outlook for 2006 – Overall, we expect a relatively stable year for our piano segment with respect to sales and gross profit.  We intend to focus on reducing existing inventory levels, developing our distribution structure in China and implementing various manufacturing improvement initiatives in the upcoming year.  We currently have sufficient, but not excessive, manufacturing capacity to meet anticipated or increased demand.

Band Segment - Our student band instrument sales are influenced by trends in school enrollment, general attitudes toward music and the arts, and our ability to provide competitively priced products to our dealer network.  Management estimates that 85% of our domestic band sales are generated through educational programs; the remainder is sales to amateur or professional musicians or performing groups, including symphonies and orchestras.

Our sales growth has been adversely affected in recent years by the abundance of competitively priced imported student instruments available to our dealers and their ability to purchase these products directly from offshore sources.  In order to compete with these mass-merchandised offshore instruments, we restructured our product offerings to include quality, competitively priced brand-name imported instruments that are built to our specifications.  We now offer quality-controlled, brand-name products at multiple price points through distribution channels which support the music education market.  Our product offerings are tailored to the needs of traditional school music dealers who provide full-service rental programs to beginning band students, as well as music retailers and e-commerce dealers selling directly to end consumers from their stores or through the Internet.  We believe our product offerings have helped us remain competitive at various price points and will continue to do so in the future.

In 2005, beginner instruments accounted for approximately 65% of band & orchestral unit shipments and approximately 40% of band instrument revenues, with advanced and professional instruments representing the balance. In 2005, approximately 79% of band sales were in the United States, 8% in Europe and the remaining 13% primarily in Canada and Asia.  For the year ended December 31, 2005, our band sales were $183.6 million, representing 47% of our total revenues.

Band Outlook for 2006 – We are entering 2006 with increased orders for both U.S. made and sourced products and expect to see improvement in both revenues and gross profit in the coming year.  Focused sales efforts have resulted in an expanding customer base in the U.S, particularly for percussion instruments, and in our export markets.  We are working more closely with our customers to understand their requirements so we may improve the coordination of product availability with their needs.  We expect continued improvement in the flow of sourced product from our suppliers as we monitor their capacity.  Our efforts to improve productivity at our various facilities should continue to yield more efficient production levels.  This, coupled with an increase in sales of sourced products, should lead to improved margins in 2006.

Inflation and Foreign Currency Impact - Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

Sales to customers outside the United States represented 33% of consolidated sales in 2005.  We record sales in euro, Japanese yen, British pounds, and Chinese yuan.  In 2005, we generated 69% of our international sales through our piano segment.  Foreign exchange rate changes impacted sales by less than $1.0 million in the current year.  Although currency fluctuation affects international sales, it also affects cost of sales and related operating expenses.  Consequently, it generally has not had a material impact on operating income.  We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division.  We do not purchase currency-related financial instruments for purposes other than exchange rate risk management.

Taxes – We are subject to U.S. income taxes as well as tax in several foreign jurisdictions in which we do business.  Some of these foreign jurisdictions have higher statutory rates than the United States.  In addition, certain of our operations are subject to both U.S. and foreign taxes.  However, in such cases we receive a credit against our U.S. taxes for foreign taxes paid equal to the percentage that such foreign income (as adjusted for reallocated interest) represents of the total income subject to U.S. tax.  Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and the absorption of foreign tax credits in the United States.  In 2003, we were able to utilize foreign tax credits carried forward from prior years due to the higher proportion of our foreign source income to overall income.  In 2004, we were able to use the majority, but not all, of the foreign tax credits generated in that period.  However, because the American Jobs Creation Act of 2004 (the “Act”) extended the foreign tax credit carryover period, we were able to recognize a partial benefit for the excess foreign tax credits generated in 2004.  In 2005, we were unable to utilize approximately one third of the foreign tax credits generated in the current period.  This, coupled with the income generated in higher rate jurisdictions such as Germany, resulted in an increase in our overall tax rate in the current year.

The strengthening of our domestic piano and band businesses is expected to result in less effective use of our foreign tax credits and credit carryforwards in the upcoming year.  We also anticipate higher pretax income in many of the states in which we do business.  These events may have an adverse impact on our effective tax rate for 2006.  Our overall tax rate will also be influenced by our ability to effectively use losses generated in certain tax jurisdictions.

Results of Operations

Fiscal Year 2005 Compared to Fiscal Year 2004

					Change
For the years ended December 31,	2005		2004		$	%

Net sales
Band	$183,626		$171,346		12,280	7.2
Piano	203,517		203,688		(171)	(0.1)
Total sales	387,143		375,034		12,109	3.2

Cost of sales
Band	146,168		137,779		8,389	6.1
Piano	129,441		128,122		1,319	1.0
Total cost of sales	275,609		265,901		9,708	3.7

Gross profit
Band	37,458	20.4%	33,567	19.6%	3,891	11.6
Piano	74,076	36.4%	75,566	37.1%	(1,490)	(2.0)
Total gross profit	111,534		109,133		2,401	2.2
	28.8%		29.1%

Operating expenses	76,697		75,255		1,442	1.9
Facility rationalization	—		(363)		363	(100.0)
Total operating expenses	76,697		74,892		1,805	2.4

Income from operations	34,837		34,241		596	1.7

Other income, net	(800)		(3,163)		2,363	(74.7)
Net interest expense	13,645		13,437		208	1.5

Income before income taxes	21,992		23,967		(1,975)	(8.2)

Income tax provision	8,200	37.3%	8,100	33.8%	100	1.2

Net income	$13,792		$15,867		(2,075)	(13.1)

Overview – In 2005 we continued strengthening our band business.  Our purchase of substantially all of the assets of G. Leblanc Corporation in August 2004 resulted in sales growth for the segment.  We merged the administrative office operations of Leblanc into our existing operations in May 2005, thereby eliminating duplicative administrative costs.   Production at our woodwind facility, which was low in the early part of the year as we trained new workers, had significantly improved by the end of the period, and we continue to experience period over period improvement in our band segment margins.

Our domestic piano division sales decreased due to unusually high turnover in sales personnel at the retail level, coupled with decreased demand for our Boston Piano lines. However, overall piano segment sales remained stable, primarily due to the revenue generated by our European divisions.  Piano margins declined slightly due to inefficiencies at both piano manufacturing facilities.

Net Sales – Net sales increased $12.1 million as a result of the increase in band division sales, which was caused primarily by incremental sales of Leblanc product through the first three quarters of 2005.  Overall band unit shipments increased 5.9%, due to the increase in brass and woodwind unit shipments of 9.5% (the largest component of the band business).  Total piano sales remained stable at $203.5 million.  Domestically, sales declined, in part due to attrition of retail sales staff in the early part of the year, as well as the 11% decrease in unit shipments of our Boston piano lines.  In the U.S., mid and lower-priced piano sales are being adversely impacted by the influx of low-priced Asian imports.  However, the shift in mix towards higher priced units sold by our German division resulted in consistent piano segment revenues.

Gross Profit – Gross profit improved $2.4 million driven by an increase in band sales and band margins.  Band margins were less affected by atypical charges in the current period. These costs totaled $1.6 million in 2005, and arose from the sell through of purchased Leblanc inventory, which was written up to fair value upon acquisition.  In the prior period, atypical charges totaled $2.6 million, comprised of $1.2 million from the sell through of purchased Leblanc inventory, and $1.4 million from severance costs associated with plant closures.  Band margins also benefited from a large, high margin sales transaction in the beginning of the fourth quarter.  Piano segment gross profit decreased $1.5 million despite the beneficial sales mix towards higher margin grands sold by our German division. The adverse impact of factory inefficiencies due in part to the disruptions caused by implementing production line improvements, as well as a larger book-to-physical inventory adjustment at our domestic piano manufacturing facility were the primary causes of the piano margin decrease.

Operating Expenses – Operating expenses increased $1.8 million, despite the decrease in external costs associated with Sarbanes-Oxley compliance efforts, which were approximately $1.2 million less in 2005.  The incremental operating expenses are primarily sales and marketing, $0.9 million of which resulted from commissions associated with the large sales transaction described above.  Piano sales commissions also increased as a result of the favorable performance by the German division.  In addition, this division had incremental public relations and advertising costs of $0.2 million as a result of its 125th anniversary celebrations. Lastly, $0.9 million in additional operating expenses were associated with Leblanc, and were incurred in the early part of the year, prior to the consolidation of band administrative offices.

Non-operating Expenses – Non-operating expenses increased $2.6 million in 2005.  Approximately $0.5 million of this increase relates to losses on extinguishment of debt, which resulted from the buyback of $8.2 million of our 8.75% Senior Notes at 105%, and the write off of the corresponding deferred financing costs.  A shift of $0.3 million from foreign exchange gains to foreign exchange losses also contributed to the expense increase.  We incurred additional interest costs of approximately $0.2 million

due to the increase in interest rates during the year.   The remainder of the expense increase primarily results from reclassification of certain items from non-operating expenses to operating expenses.

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

Overview – 2004 was a year committed to improvement of our band business.  We continued the facility rationalization project started in 2003, closing one of our Elkhart, Indiana plants in April 2004 and moving production into existing facilities.  Our redesigned distribution policy enabled us to grow our e-commerce, catalog, music retailer, professional, and export sales categories.  Our expanded product line, which includes lower-priced, brand-name sourced instruments, has been well accepted in the marketplace, and we experienced increases in sales of these products once we worked through product availability issues.  However, we maintained lower-than-normal production levels for certain products in order to manage inventory levels, which adversely impacted margins.  We were presented with the opportunity to purchase substantially all of the assets of G. Leblanc Corporation, which enabled us to strengthen our existing band product lines.  Leblanc faced the same excess capacity issues we have experienced, having announced the closure of one of its manufacturing facilities just prior to the acquisition.  Accordingly, we expect our overall production rationalization activities to extend beyond the timeframe originally anticipated as we factor Leblanc’s production capabilities into our analysis.

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

Gross Profit – Gross profit improved $16.6 million primarily due to the piano margin improvement from 34.2% to 37.1%.  Higher domestic production levels, overseas production and labor efficiencies, and improved retail sales were the primary driver of the increase.  A shift in our international divisions’ sales mix towards higher margin grands sold also contributed to the improvement.  Although band segment gross profit improved $2.5 million, gross margins declined slightly. Atypical charges affecting margin in 2004 totaled $2.6 million, comprised primarily of severance and higher costs associated with the acquisition write-up of Leblanc inventory to fair value.  In 2003, atypical charges totaled $6.0 million, including severance costs, strike costs, and inventory impairment charges.  Despite the reduction in atypical charges and improved margins on imported student products, gross margins decreased slightly from 19.7% to 19.6%.  This was primarily due to increased freight expenses, production inefficiencies for some woodwind products, and reduced production levels of certain brass instruments.  Significant increases in costs of raw materials such as silver and copper also adversely affected band gross margins.

Operating Expenses – Operating expenses increased $5.2 million despite the $3.3 million decrease in impairment charges taken in the prior year.  Over $3.1 million of this increase resulted from external costs associated with our Sarbanes-Oxley compliance project. $2.2 million of the increase is attributable to foreign exchange, and we incurred incremental expenses of $1.4 million associated with Leblanc.  The remainder of the increase resulted primarily from increased advertising and promotional costs and increased bonus payments.

Non-operating Expenses – Non-operating expenses increased $1.8 million primarily due to the additional interest expense resulting from our issuance of $29.0 million of 8.75% Senior Notes in February 2004.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our domestic working capital line, to finance our operations, repay long-term indebtedness, finance acquisitions, and fund our capital expenditures.  Our overseas divisions, particularly in Asia, are normally in a borrowing position on their lines.  These borrowings are likely to be less than $10.0 million at any given time.  In 2003, our domestic line went virtually unused for the year, in 2004, our borrowings peaked at approximately $23.0 million, as a result of our acquisition of the net assets of Leblanc, and in 2005 our borrowings peaked at approximately $11.0 million due to seasonal borrowings.

Cash Flows - Our statements of cash flows are summarized as follows:

For the years ended December 31,	2005	2004	2003

Net income:	$13,792	$15,867	$9,698
Changes in operating assets and liabilities	6,324	(1,305)	8,350
Other adjustments to reconcile net income to cash flows from operating activities	11,313	9,311	12,845
Cash flows from operating activities	31,429	23,873	30,893

Cash flows from investing activities	(5,756)	(40,720)	(5,452)

Cash flows from financing activities	(15,860)	1,019	(2,767)

In 2005, cash flows from operating activities increased $7.6 million despite the increase in cash used for accounts payable of $1.9 million.  This improvement was largely due to the increase in cash provided by inventory and receivables of $8.7 million, which resulted from improved management of work-in-process inventory and receivables collections at our band division.  In 2004, cash flows from operating activities decreased $7.0 million.  This resulted primarily from working capital changes, as inventory increased in part to support our expansion in Asia, and receivables increased in conjunction with band sales increases.  Collectively, these working capital changes used $8.4 million more than in the prior period.  Cash transferred to workers’ compensation and environmental depositary trust funds (which replaced more expensive letters of credit previously used) also negatively impacted cash flows from operating activities.   In 2003, cash flows from operating activities of $30.9 million were driven by our control over inventory, reduced manufacturing levels, and management of our accounts receivable and payable.

The use of cash for investing activities decreased $35.0 million, as $36.8 million was used to fund our acquisition of Leblanc in 2004.  In 2005, cash used for acquisitions was limited to the $2.2 million final purchase price adjustment for Leblanc.  Capital expenditures were slightly lower than in prior periods at $5.0 million in 2005, $5.2 million in 2004, and $5.5 million in 2003.  (See Capital Expenditures discussion below.)  The remainder of the decrease is due to the proceeds from sales of fixed assets, which provided an incremental $0.2 million in the period.

In 2005, cash flows from financing activities decreased $16.9 million due in part to the $4.0 million decrease in proceeds from issuance of stock.  In addition, we repaid approximately $1.5 million on our line borrowings in the current year, whereas borrowings provided cash of $2.9 million in the prior period.  Lastly, in December 2005, we repurchased $8.2 million of our own 8.75% Senior Notes at 105% of face value, which resulted in a use of cash of $8.6 million.  In 2004, cash provided by financing activities of $1.0 million resulted from stock option exercises and employee stock purchase plan activities totaling $5.7 million, which more than offset the $4.6 million in net borrowings and scheduled debt repayments.  In 2003, financing activities consisted primarily of scheduled debt repayments of $6.5 million, counterbalanced in part by net borrowings of $2.3 million on our foreign lines of credit.  These borrowings were made primarily to support an increase in working capital.

Capital Expenditures – Our capital expenditures consist primarily of machinery and equipment upgrades and replacements, facility upgrades, and telephone and computer system enhancements.  We expect capital spending in 2006 to be in the range of $5.0-7.0 million, relating to plant improvements, production equipment purchases, and facility improvements.

Seasonality - Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below.  Due to these programs, we have large working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $80-85 million in August and September, and lesser requirements when they are at lows of approximately $70-75 million in January and February.  The financing options, intended to assist dealers with the seasonality inherent in the industry and facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules.  The following forms of financing are offered to qualified band instrument dealers:

a)     Receivable dating: Payments on purchases made from October through August of the following year are due in October.  Dealers are offered discounts for early payment.

b)    Note receivable financing: Dealers that meet certain credit qualifications may convert open accounts to a note payable to us.  The note program is offered primarily in October and coincides with the receivable dating program.  The terms of the notes generally include payment over a nine to twelve month period with interest ranging from 9-11.5%.  Interest rates are contingent upon credit ratings and borrowing periods.  In certain situations, long term arrangements for up to 36 months may be offered.  In most instances, the note receivable is secured by dealer inventories and receivables.

Off Balance Sheet Arrangements –In 2004, certain customers of our Leblanc subsidiary financed notes receivable with a third party, to which we have a recourse obligation.  As of December 31, 2005, $0.5 million of these notes remain outstanding.  We have included a corresponding recourse obligation of $0.1 million in our financial statements at period-end.  Our total maximum recourse obligation under this arrangement includes the outstanding balance on the notes, as well as any interest or late fees that may be incurred by our customers.

We generally do not provide extended financing arrangements to our piano dealers.  To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers.  We generally provide no guarantees with respect to these arrangements.

Retail Financing Obligations – Certain of our retail sales overseas were financed by our customers through a local bank under an arrangement that included an obligation on our part to repurchase pianos seized by the bank upon default of the customer.  The buyback price is established as a percentage of the original sales price, starting at 80% in the first year and declining to 30% in the fifth year of the loan.

This program ceased in the first quarter of 2003. Nevertheless, because our obligation continues until the bank is paid in full by the customer, our commitment can remain outstanding for up to 8 years – the maximum term of the consumer loan.

Our maximum obligation under this arrangement is estimated to be approximately €0.6 million ($0.7 million at the December 31, 2005 exchange rate).  To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote.  Accordingly, we have not recognized a liability for this obligation in our financial statements.  Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

Pensions and Other Postretirement Benefits - When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension and other postretirement benefits, we used a long-term rate of return on plan assets of 9%, which was developed with input from our actuaries and our investment committee, and is consistent with prior years.  We believe that 9% is consistent with the historical long-term return trends on our domestic pension assets and our expectations for future returns. The discount rate utilized for determining future pension obligations for our domestic plans is based on long-term bonds receiving an AA- or better rating by a recognized rating agency.  The resulting discount rate decreased from 6.0% at December 31, 2004 to 5.75% at December 31, 2005.

The discount rates and rates of returns on plan assets for our foreign pension and other postretirement benefit plans were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur in the applicable jurisdiction.

Borrowing Activities and Availability - Our real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory, and fixed assets.  As of December 31, 2005, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances was approximately $83.6 million, net of letters of credit. The real estate term loan is payable in monthly installments of $0.2 million and includes interest at average 30-day LIBOR (2.40% at December 31, 2005) plus 1.5%.  This term loan is secured by all of our interests in the Steinway Hall property.  The acquisition term loan was repayable in monthly installments of $0.4 million through August 2005 and monthly installments of $0.6 million from September 2005 through September 2008.  The acquisition term loan and revolving credit loans bear interest at average 30-day LIBOR plus 1.75%.  Subsequent to year end, the acquisition term loan was paid in full.  All of our borrowings under the Credit Facility are secured by a first lien on our domestic inventory, receivables, and fixed assets.  Open account loans with German banks also provide for borrowings of up to €16.5 million ($19.5 million at December 31, 2005) by Steinway’s foreign subsidiaries.  An additional revolving loan provides borrowing capacity of up to ¥500 million ($4.2 million at the December 31, 2005 exchange rate).

On April 19, 2001, we issued $150.0 million 8.75% Senior Notes due 2011.  In December 2002 we repurchased $4.7 million of our Senior Notes at 99.25%.  In December 2005 we repurchased $8.2 million of our Senior Notes at 105%.  In February 2004 we purchased 1,271,450 shares of our Ordinary common stock directly from our then largest institutional shareholder.  In exchange, we issued $29.0 million in principal amount of our 8.75% Senior Notes due 2011 under the existing indenture.  We issued these bonds at a premium of 106.3%.  This transaction increased our treasury stock by $31.6 million.

At December 31, 2005, our total outstanding indebtedness amounted to $203.4 million, consisting of $166.2 million of 8.75% Senior Notes, $15.4 million on the real estate term loan, $16.6 million on the acquisition term loan, and $5.2 million of notes payable to foreign banks. Cash interest paid was $19.4 million in 2005, $17.5 million in 2004, and $14.6 million in 2003. All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2005 and do not anticipate any compliance issues in 2006.

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

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. We were able to effectively utilize cash flow from operations to fund our debt and capital requirements and paid off our seasonal borrowings on our domestic line of credit. Looking forward to 2006, we anticipate that both our piano and band divisions will perform consistently throughout the period. Our intention is to keep our balance sheet strong by managing accounts receivable, working to reduce inventory levels, and repaying debt.

Other than the restructuring of our long-term debt as described below, we do not have any current plans or intentions that will have a material impact on our liquidity in 2006, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2006.

Recent Events

On February 2, 2006, we repaid our acquisition term loan, which had an outstanding balance of $16.6 million as of December 31, 2005. As a result of the write-off of associated deferred financing costs, we recorded a loss of $1.0 million on extinguishment of this debt in the first quarter of 2006.

On February 23, 2006 we completed a $175.0 million offering of 7% Senior Notes at 99.2435% of face value, which resulted in net proceeds to us of $170.2 million. We used $123.6 million of the proceeds to redeem $114.6 million of our 8.75% Senior Notes (including accrued interest and associated premiums) pursuant to our tender offer to repurchase these notes. The early retirement of these notes will generate a net loss on extinguishment of $5.4 million in the first quarter. This net loss is comprised primarily of $5.5 million of tender and consent premiums paid to bondholders, as the $1.2 million of loss on write-off of deferred financing costs is essentially offset by the $1.3 million of gain recorded due to our write-off of the bond premium associated with the pre-existing 8.75% Senior Notes.

We shall use the remainder of the proceeds from issuance of the 7% Senior Notes, supplemented by cash on hand, to pay outstanding debt issuance costs, such as legal fees, and to redeem the remaining $51.6 million of 8.75% Senior Notes, which we have called at 104.375% plus accrued interest. The early retirement of these remaining notes, which will occur in April 2006, will generate a loss on extinguishment of $3.3 million. This loss is comprised of $2.3 million of call premiums paid to bondholders and $1.0 million due to the write-off of the remaining deferred financing costs associated with the 8.75% Senior Notes.

We will record interest on both the 8.75% Senior Notes and the 7% Senior Notes for the February – April timeframe during which both series of notes are outstanding. This duplicate interest expense will be offset in part by interest income on the unused debt issuance proceeds and is not expected to be material to the financial statements. Once the duplicate interest period has passed, we expect interest payment savings of approximately $2.3 million per year.

Contractual Obligations - The following table provides a summary of our contractual obligations at December 31, 2005.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$289,846	$30,471	$57,288	$31,325	$170,762
Capital leases	66	13	30	23	—
Operating leases (2)	268,735	4,698	8,029	7,826	248,182
Purchase obligations (3)	13,367	13,188	159	20	—
Other long-term liabilities (4)	28,226	3,932	3,716	3,369	17,209
Total	$600,240	$52,302	$69,222	$42,563	$436,153

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable December 31, 2005 rates. The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”  Changes to our long-term debt structure which occurred subsequent to December 31, 2005 are described in the “Recent Events” section of “Liquidity and Capital Resources.”

(2) Approximately $255.4 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall, which is described in Note 13 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4) Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 14 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements, which are described in Note 13 in the Notes to the Consolidated Financial Statements included within this filing.

Critical Accounting Estimates

The Securities and Exchange Commission (“SEC”) has issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following estimates to be critical based on the definition above.

Accounts Receivable

We establish reserves for accounts receivable and notes receivable (including recourse reserves when our customers have financed notes receivable with a third party). We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates.

Inventory

We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We cost our inventory using standard costs. Accordingly, variances between actual and standard that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns.

Workers’ Compensation and Self-Insured Health Claims

We establish workers’ compensation and self-insured health claims reserves based on our trend analysis of data provided by third party administrators regarding historical claims and anticipated future claims.

Warranty

We establish reserves for warranty claims based on our analysis of historical claims data, recent claims trends, and the various lengths of time for which we warranty our products.

Long-lived Assets

We review long-lived assets, such as property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability by comparing the carrying amount of the asset to the estimated future cash flows the asset is expected to generate.

We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value. Our assessment is based on several analyses, including multi-year cash flows and comparison of estimated fair values to our market capitalization.

Pensions and Other Post Retirement Benefit Costs

We make certain assumptions when calculating our benefit obligations and expenses. We base our selection of assumptions, such as discount rates and long-term rates of return, on information provided by our actuaries and investment committee, current rate trends, and historical trends for our pension asset portfolio. Our benefit obligations and expenses can fluctuate significantly based on the assumptions management selects.

Deferred Income Taxes

A valuation allowance has been recorded for certain deferred tax assets related to foreign tax credit carryforwards and state net operating loss carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will not be fully realized. The ultimate realization of these assets is dependent upon many factors, including the ratio of foreign source income to overall income and generation of sufficient future taxable income in the states for which we have loss carryforwards. When establishing or adjusting valuation allowances, we consider these factors, as well as anticipated trends in foreign source income and tax planning strategies which may impact future realizability of these assets.

Environmental Liabilities

We make certain assumptions when calculating our environmental liabilities.  We base our assumptions, such as cost and length of time for remediation, on data provided by our environmental consultants, as well as information provided by regulatory authorities. We also make certain assumptions regarding the indemnifications we have received from others, including whether costs are within the scope of the indemnification, the indemnifier’s ability to perform under the agreement, and whether past claims have been successful.  Our environmental obligations and expenses can fluctuate significantly based on management’s assumptions.

We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123 and issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This accounting standard, which is effective beginning January 1, 2006, requires the recognition of compensation cost related to stock options using the fair value method. We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on basic earnings per share of approximately $0.10 - $0.12 from additional stock compensation expense in 2006. The actual amount will be impacted by changes in the aforementioned factors, as well as finalization of our estimated forfeiture rates and other assumptions.

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

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 05-05, “Accounting for Early Retirement Programs With Specific Features (Such as Terms specified in Altersteilzeit Early Retirement Arrangements),” which addresses the accounting for the transitional early retirement program in Germany. Salary components of this plan should be recognized over the period from which the program begins until the end of the active service period. Additionally, a portion of the salary that is deferred under certain arrangements should be discounted if payment is expected to be deferred for a period longer than one year. This treatment is effective for fiscal years beginning after December 15, 2005. The application of EITF 05-05 is not expected to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate some of our cash flow exposure to foreign currency fluctuations by holding forward foreign currency contracts. These contracts are not designated as hedges for accounting purposes. The contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 2005, a 10% negative change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by less than $0.1 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current forward rate. However, we would offset any such gains and losses by corresponding losses and gains, respectively, on the related asset or liability.

Interest Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt. The Credit Facility and term loans bear interest at rates that fluctuate with changes in LIBOR or similar indices. For the year ended December 31, 2005, a hypothetical 10% increase in interest rates would have increased our interest expense by approximately $0.2 million.

Our long-term debt includes $166.4 million of Senior Notes with a fixed interest rate. Accordingly, there would be no immediate impact on our interest expense associated with these Notes due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by approximately $0.2 million as of December 31, 2005.

Item 8. Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Steinway Musical Instruments, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 30, 2006

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (In Thousands Except Share and Per Share Data)

For the years ended December 31,	2005	2004	2003

Net sales	$387,143	$375,034	$337,220
Cost of sales	275,609	265,901	244,667

Gross profit	111,534	109,133	92,553

Operating expenses:
Sales and marketing	45,899	44,332	41,719
General and administrative	29,200	29,263	23,134
Amortization	1,116	1,094	1,154
Other operating expenses	482	566	764
Facility rationalization	—	(363)	2,958
Total operating expenses	76,697	74,892	69,729

Income from operations	34,837	34,241	22,824

Other income, net	(800)	(3,163)	(3,517)
Interest income	(3,335)	(2,829)	(2,175)
Interest expense	16,980	16,266	14,120

Income before income taxes	21,992	23,967	14,396

Income tax provision	8,200	8,100	4,698

Net income	$13,792	$15,867	$9,698

Earnings per share - basic	$1.71	$1.97	$1.09

Earnings per share - diluted	$1.67	$1.91	$1.09

Weighted average shares:
Basic	8,069,721	8,046,256	8,924,578
Diluted	8,265,234	8,304,066	8,925,672

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (In Thousands Except Share and Per Share Data)

December 31,	2005	2004

Assets
Current assets:
Cash	$34,952	$27,372
Accounts, notes and other receivables, net	81,880	88,059
Inventories	159,310	172,346
Prepaid expenses and other current assets	11,653	5,937
Deferred tax assets	7,936	15,047
Total current assets	295,731	308,761

Property, plant and equipment, net	96,664	102,944
Trademarks	13,233	12,325
Goodwill	30,088	31,854
Other intangibles, net	4,128	5,290
Other assets	15,811	16,371

Total assets	$455,655	$477,545

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$12,977	$14,212
Accounts payable	13,805	14,789
Other current liabilities	45,099	43,892
Total current liabilities	71,881	72,893

Long-term debt	191,715	208,580
Deferred tax liabilities	15,326	26,240
Other non-current liabilities	27,903	24,279
Total liabilities	306,825	331,992

Commitments and contingent liabilities

Stockholders’ equity:
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued and outstanding	—	—
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 9,680,508 and 9,595,745 shares issued in 2005 and 2004, respectively, and 7,635,058 and 7,550,295 shares outstanding in 2005 and 2004, respectively	10	10
Additional paid-in capital	83,062	81,129
Retained earnings	126,379	112,587
Accumulated other comprehensive loss	(13,185)	(737)
Treasury stock, at cost (2,045,450 shares of Ordinary common stock in 2005 and 2004)	(47,436)	(47,436)
Total stockholders’ equity	148,830	145,553

Total liabilities and stockholders’ equity	$455,655	$477,545

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

For the years ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income	$13,792	$15,867	$9,698
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	11,267	11,183	10,959
Amortization of bond premium	(252)	(230)	—
Loss on extinguishment of debt	538	—	—
Facility rationalization	—	(363)	4,158
Deferred tax benefit	(682)	(2,497)	(2,601)
Tax benefit associated with stock option exercises	170	759	—
Other	272	459	329
Changes in operating assets and liabilities:
Accounts, notes and other receivables	4,955	(293)	2,783
Inventories	5,488	2,003	7,373
Prepaid expenses and other assets	1,189	(5,488)	(857)
Accounts payable	(503)	1,419	1,086
Other liabilities	(4,805)	1,054	(2,035)
Cash flows from operating activities	31,429	23,873	30,893

Cash flows from investing activities:
Capital expenditures	(5,004)	(5,186)	(5,462)
Proceeds from sales of property, plant and equipment	1,415	1,233	10
Acquisition of business, net of cash acquired	(2,167)	(36,767)	—
Cash flows from investing activities	(5,756)	(40,720)	(5,452)

Cash flows from financing activities:
Borrowings under lines of credit	188,844	159,787	10,606
Repayments under lines of credit	(190,297)	(156,852)	(8,316)
Debt issuance costs	—	(105)	—
Premium paid on extinguishment of debt	(407)	—	—
Repayments of long-term debt	(15,763)	(7,555)	(6,512)
Proceeds from issuance of stock	1,763	5,744	1,455
Cash flows from financing activities	(15,860)	1,019	(2,767)

Effects of foreign exchange rate changes on cash	(2,233)	917	510

Increase (decrease) in cash	7,580	(14,911)	23,184
Cash, beginning of year	27,372	42,283	19,099

Cash, end of year	$34,952	$27,372	$42,283

Supplemental cash flow information:
Interest paid	$19,437	$17,470	$14,624
Income taxes paid	$11,160	$9,623	$7,131

Non-cash transaction:
Purchase of Ordinary common stock by issuance of bonds	$—	$31,583	$—

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2003	$9	$73,172	$87,022	$(13,142)	$(15,853)	$131,208

Comprehensive income:
Net income			9,698			9,698
Foreign currency translation adjustment				7,334		7,334
Additional minimum pension liability, net				2,820		2,820
Holding gain on marketable securities, net				120		120
Total comprehensive income						19,972

Exercise of 57,900 options for shares of common stock		953				953
Issuance of 35,209 shares of common stock	1	501				502

Balance, December 31, 2003	10	74,626	96,720	(2,868)	(15,853)	152,635
Comprehensive income:
Net income			15,867			15,867
Foreign currency translation adjustment				4,520		4,520
Additional minimum pension liability, net				(2,439)		(2,439)
Holding gain on marketable securities, net				50		50
Total comprehensive income						17,998

Exercise of 267,327 options for shares of common stock		5,274				5,274
Tax benefit of options exercised		759				759
Issuance of 33,018 shares of common stock	—	470				470
Purchase of 1,271,450 shares of common stock					(31,583)	(31,583)

Balance, December 31, 2004	10	81,129	112,587	(737)	(47,436)	145,553
Comprehensive income:
Net income			13,792			13,792
Foreign currency translation adjustment				(8,377)		(8,377)
Additional minimum pension liability, net				(4,105)		(4,105)
Holding gain on marketable securities, net				34		34
Total comprehensive income						1,344

Exercise of 64,100 options for shares of common stock		1,244				1,244
Tax benefit of options exercised		170				170
Issuance of 20,663 shares of common stock	—	519				519

Balance, December 31, 2005	$10	$83,062	$126,379	$(13,185)	$(47,436)	$148,830

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004, AND 2003

(Tabular Amounts in Thousands Except Share and Per Share Data)

1.              Nature of Business

Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) is one of the world’s leading manufacturers of musical instruments. The Company, through its wholly-owned subsidiaries, The Steinway Piano Company, Inc. (“Steinway”) and
Conn-Selmer, Inc. (“Conn-Selmer”), manufactures and distributes products within the musical instrument industry. Steinway produces the highest quality piano in the world and has one of the most widely recognized and prestigious brand names. Conn-Selmer is the leading domestic manufacturer of band & orchestral instruments and related accessories, including complete lines of brass, woodwind, percussion and string instruments. Selmer Paris saxophones, Bach Stradivarius trumpets, C.G. Conn French horns, Leblanc clarinets, King trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition – Generally, revenue for wholesale transactions is recognized upon shipment following receipt of a valid dealer order. Retail revenue is generally recognized upon delivery to the customer in accordance with the customer’s purchase agreement, and restoration revenue is recognized based on the completed contract method. We provide for the estimated costs of warranties, discounts and returns at the time of revenue recognition.

Inventories - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Depreciation and Amortization - Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining term of the respective lease, whichever is shorter. Estimated useful lives are as follows:

Buildings and improvements	15 – 40 years
Leasehold improvements	5 – 15 years
Machinery, equipment and tooling	3 – 10 years
Office furniture and fixtures	3 – 10 years
Concert and artist and rental pianos	15 years

When impairment indicators are present, we evaluate the recoverability of our long-lived assets by comparing the estimated future undiscounted cash flows expected to be generated by those assets to their carrying value. Should the assessment indicate an impairment, the affected assets are written down to fair value. Assets held-for-sale are recorded at the lower of cost or net realizable value.

Goodwill, Trademarks, and Other Intangible Assets - Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value. Should an impairment be present, the affected asset would be adjusted to its fair value. Our annual impairment assessment is in July. We have not recognized any impairments for the years ended December 31, 2005, 2004, and 2003.

Advertising - Advertising costs are expensed as incurred. Advertising expense was $7.6 million for the year ended December 31, 2005, $7.5 million for the year ended December 31, 2004, and $7.7 million for the year ended December 31, 2003.

Accounts, notes and other receivables, net – Accounts, notes and other receivables are recorded net of allowances for bad debts, discounts and returns.

December 31,	2005	2004

Accounts receivable	$70,090	$80,484
Notes and other receivables	24,113	20,846
	94,203	101,330
Allowance for doubtful accounts	(9,207)	(11,811)
Allowance for discounts and returns	(3,116)	(1,460)
	$81,880	$88,059

A summary of the activity in the allowance for doubtful accounts is as follows:

For the years ended December 31,	2005	2004	2003

Beginning balance	$11,811	$9,944	$11,389
Additions charged to costs and expenses	836	848	218
Acquisitions	—	1,555	—
Foreign currency translation adjustments	(109)	39	65
Deductions and reclassifications	(3,331)	(575)	(1,728)
Ending balance	$9,207	$11,811	$9,944

Income Taxes - We provide for income taxes using an asset and liability approach. We compute deferred income tax assets and liabilities annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. When necessary, we establish valuation allowances to reduce deferred tax assets to the amount that more likely than not will be realized.

Foreign Currency Translation and Remeasurement - We translate assets and liabilities of non-U.S. operations into U.S. dollars at year end rates, and revenues and expenses at average rates of exchange prevailing during the year. We report the resulting translation adjustments as a separate component of accumulated other comprehensive loss. We recognize foreign currency transaction gains and losses in the consolidated statements of income as incurred.

Foreign Currency Exchange Contracts - We enter into foreign currency exchange contracts to mitigate the risks from foreign currency fluctuations on certain intercompany transactions. These contracts are not designated as hedging instruments for accounting purposes, and are not used for trading or speculative purposes. Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period. Such gains and losses offset the foreign currency exchange gains or losses associated with the corresponding receivable, payable, or forecasted transaction. We have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign currency exchange contracts. However, we enter into these contracts with reputable financial institutions and we believe we have no significant credit risk.

Stock-based Compensation - We have an employee stock purchase plan (“Purchase Plan”) and a stock award plan (“Stock Plan”), which are described more fully in Note 12. As currently permitted under accounting principles generally accepted in the United States of America, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. Under the fair value method, the impact of which is disclosed below, compensation associated with stock awards to employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option-pricing model. The measurement date for employee awards for both the intrinsic and fair value methods is generally the date of grant. Under the intrinsic value method, we did not recognize any stock-based compensation expense during 2005, 2004 and 2003. (See Recent Accounting Pronouncements below.)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to measure stock-based employee compensation.

For the years ended December 31,	2005	2004	2003

Net income, as reported	$13,792	$15,867	$9,698
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(933)	(1,040)	(836)
Pro forma net income	$12,859	$14,827	$8,862
Earnings per share:
As reported - Basic	$1.71	$1.97	$1.09
As reported - Diluted	$1.67	$1.91	$1.09
Pro forma - Basic	$1.59	$1.84	$0.99
Pro forma - Diluted	$1.57	$1.79	$0.99

The fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, was measured using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model are as follows:

For the years ended December 31,	2005	2004	2003
Interest rate	3.79%	1.51%	3.10%
Expected life of option grants (in years)	5.6	1.0	5.3
Expected volatility of underlying stock	25.7%	26.6%	27.0%
Expected dividends	N/A	N/A	N/A

The weighted-average fair value of options on their grant date is as follows:

For the years ended December 31,	2005	2004	2003
Stock Plan	$10.68	$—	$7.49
Purchase Plan	$7.29	$5.16	$4.09

It should be noted that the Black-Scholes option-pricing model was designed to value readily tradable options with relatively short lives and no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the options granted are not tradable and have contractual lives of up to ten years, changes in the subjective input assumptions can materially affect the fair value estimate calculation.

Earnings per Common Share - Basic earnings per common share is computed using the weighted-average number of common shares outstanding during each year. Diluted earnings per common share reflects the effect of our outstanding options (using the treasury stock method), except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

For the years ended December 31,	2005	2004	2003

Weighted-average shares for basic earnings per share	8,069,721	8,046,256	8,924,578
Dilutive effect of stock options	195,513	257,810	1,094
Weighted-average shares for diluted earnings per share	8,265,234	8,304,066	8,925,672

All outstanding options were included in the computation of diluted earnings per common share for the years ended December 31, 2005 and 2004. Options to purchase 1,130,400 shares of common stock at prices ranging from $18.55 to $22.67 per share were outstanding during the year ended December 31, 2003 but were not included in the computation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

Environmental Matters - Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. (See Note 13.)

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

	Foreign Currency Translation Adjustment	Holding Gain/(Loss) on AFS Marketable Securities	Tax Impact of Gain/(Loss) on AFS Marketable Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance January 1, 2003	$(6,108)	$(120)	$44	$(11,596)	$4,638	$(13,142)
Activity	7,334	193	(73)	4,743	(1,923)	10,274
Balance December 31, 2003	1,226	73	(29)	(6,853)	2,715	(2,868)
Activity	4,520	84	(34)	(3,949)	1,510	2,131
Balance December 31, 2004	5,746	157	(63)	(10,802)	4,225	(737)
Activity	(8,377)	56	(22)	(6,622)	2,517	(12,448)
Balance December 31, 2005	$(2,631)	$213	$(85)	$(17,424)	$6,742	$(13,185)

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123 and issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This accounting standard, which is effective beginning January 1, 2006, requires the recognition of compensation cost related to stock options using the fair value method. We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective application method. Based on current outstanding awards, expected participation in the Purchase Plan consistent with past patterns, and no significant changes in the number of shares of outstanding stock, we anticipate an impact on basic earnings per share of approximately $0.10 - $0.12 from additional stock compensation expense in 2006. The actual amount will be impacted by changes in the aforementioned factors, as well as finalization of our estimated forfeiture rates and other assumptions.

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

We acquired Leblanc because its line of instruments and accessories is complementary to our existing product lines, enabling us to gain or strengthen market share in certain instrument categories. The Company disbursed $37.6 million for the purchase price at closing, of which $4.0 million is being held in escrow pending resolution of outstanding claims. The final purchase price was dependent upon a calculation derived from the closing balance sheet, which resulted in an additional payment of $1.4 million in June 2005. The total purchase price of $38.9 million has been allocated to acquired assets and assumed liabilities as of August 12, 2004 as follows:

Inventories	$20,723
Receivables and other current assets	12,680
Property, plant, and equipment	7,469
Trademarks	3,153
Non-compete agreements	500
Other assets	674
Accounts payable	(1,451)
Recourse reserves	(1,138)
Environmental reserves	(815)
Other liabilities	(2,856)
$38,939

We acquired a manufacturing facility via this transaction that had been scheduled for closure by the predecessor owner. We vacated this facility in early 2005 and did not incur significant unaccrued costs as a result of this closure. This acquired facility and a previously closed woodwind manufacturing facility in Elkhart, Indiana were sold in the current period for combined net proceeds of $1.0 million. The gain on the sales was less than $0.2 million and related primarily to the closed woodwind manufacturing facility.

4.              Inventories

December 31,	2005	2004

Raw materials	$23,218	$23,439
Work-in-process	47,511	54,612
Finished goods	88,581	94,295
	$159,310	$172,346

5.              Property, Plant and Equipment, Net

December 31,	2005	2004
Land	$19,180	$20,276
Buildings and improvements	69,004	69,640
Leasehold improvements	4,073	3,978
Machinery, equipment and tooling	52,176	52,058
Office furniture and fixtures	10,984	10,692
Concert and artist and rental pianos	15,829	15,526
Construction-in-progress	1,152	1,247
	172,398	173,417
Less accumulated depreciation and amortization	(75,734)	(70,473)
	$96,664	$102,944

Depreciation expense was $10.2 million in 2005, $10.1 million in 2004 and $9.8 million in 2003.

6.              Goodwill, Trademarks, and Other Intangible Assets

December 31,	2005	2004

Non-amortizing intangible assets:
Goodwill	$30,088	$31,854
Trademarks	$13,233	$12,325

Amortizing intangible assets:
Deferred financing costs	$8,467	$8,627
Accumulated amortization	(4,701)	(3,834)
Deferred financing costs, net	$3,766	$4,793

Covenants not to compete	$500	$750
Accumulated amortization	(138)	(253)
Covenants not to compete, net	$362	$497

The changes in the carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance at January 1, 2004	$23,110	$8,555	$31,665
Valuation allowance adjustment (see Note 10)	(822)	—	(822)
Foreign currency translation impact	1,011	—	1,011
Balance at December 31, 2004	23,299	8,555	31,854
Foreign currency translation impact	(1,766)	—	(1,766)
Balance at December 31, 2005	$21,533	$8,555	$30,088

	Piano Segment	Band Segment	Total
Trademarks:
Balance at January 1, 2004	$7,648	$2,671	$10,319
Additions based on preliminary purchase price allocation to acquired assets	—	1,690	1,690
Foreign currency translation impact	316	—	316
Balance at December 31, 2004	7,964	4,361	12,325
Additions based on purchase price allocation to acquired assets	—	1,463	1,463
Foreign currency translation impact	(555)	—	(555)
Balance at December 31, 2005	$7,409	$5,824	$13,233

The weighted-average amortization period for deferred financing costs is nine years, and the weighted-average amortization period of covenants not to compete is five years. The following table summarizes amortization expense, which includes amortization of deferred financing costs:

For the years ended December 31,	2005	2004	2003
Total amortization expense	$1,116	$1,094	$1,154

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

Estimated amortization expense:	Amount
2006	$1,061
2007	1,061
2008	916
2009	524
2010	445

7.              Other Assets

December 31,	2005	2004

Intangible pension assets	$2,961	$2,801
Notes receivable	6,067	7,518
Marketable securities	1,132	891
Deposits	4,374	3,564
Other assets	1,277	1,597
Total	$15,811	$16,371

Deposits include $2.4 million of amounts set aside for potential workers’ compensation liabilities; therefore the use of these funds is restricted unless we replace the deposits with a letter of credit of a similar amount.

8.              Other Current Liabilities

December 31,	2005	2004

Accrued payroll and related benefits	$17,622	$18,072
Current portion of pension liability	3,441	2,811
Accrued warranty expense	1,857	2,139
Accrued interest	3,134	3,257
Deferred income	5,482	4,468
Environmental liabilities	3,820	1,159
Other accrued expenses	9,743	11,986
Total	$45,099	$43,892

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally based on a historical warranty costs as a percentage of sales and is adjusted periodically following an analysis of warranty activity.

For the years ended December 31,	2005	2004	2003

Accrued warranty expense:
Beginning balance	$2,139	$2,602	$2,357
Additions	858	932	1,361
Claims and reversals	(1,045)	(1,455)	(1,314)
Foreign currency translation	(95)	60	198
Ending balance	$1,857	$2,139	$2,602

9.              Other Income, Net

For the years ended December 31,	2005	2004	2003
West 57th Building income	$(4,653)	$(4,653)	$(4,653)
West 57th Building expenses	3,269	3,254	3,254
Foreign exchange (gain) loss, net	271	(41)	(815)
Loss on extinguishment of debt	538	—	—
Miscellaneous, net	(225)	(1,723)	(1,303)
Total	$(800)	$(3,163)	$(3,517)

10.       Income Taxes

The components of the income tax provision are as follows:

For the years ended December 31,	2005	2004	2003

U.S. federal:
Current	$1,167	$2,838	$2,300
Deferred	98	(1,990)	(2,117)
U.S. state and local:
Current	464	877	729
Deferred	(171)	(166)	(177)
Foreign:
Current	7,251	6,882	4,270
Deferred	(609)	(341)	(307)
Total	$8,200	$8,100	$4,698

The components of income before income taxes are as follows:

For the years ended December 31,	2005	2004	2003

U.S. operations	$4,265	$6,847	$3,860
Non-U.S. operations	17,727	17,120	10,536
Total	$21,992	$23,967	$14,396

Our income tax provision differed from that using the statutory U.S. federal rate as follows:

For the years ended December 31,	2005	2004	2003

Statutory federal rate applied to income before income taxes	$7,697	$8,388	$5,039
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit) (1)	1,817	1,621	(2,643)
State income taxes (net of federal benefit)	642	773	518
Benefit of excess foreign tax credits (2)	(938)	(865)	—
Benefit of state net operating losses (3)	(562)	—	—
Other	(456)	(1,817)	1,784
Income tax provision	$8,200	$8,100	$4,698

(1)          Includes the impact of foreign sales in excess of the U.S. Statutory rate of 35% as well as foreign income also subject to U.S. tax, less the foreign tax credit allowed in the current year.

(2)          Represents the impact of excess foreign taxes eligible to offset U.S. taxes over the credit taken, less an associated valuation allowance of $938 in 2005 and $865 in 2004.

(3)          Represents the impact of state net operating losses available to offset current and future taxable income at the state level.

At December 31, 2005, accumulated retained earnings of non-U.S. subsidiaries totaled $8.3 million. We did not provide for U.S. income taxes or foreign withholding taxes for these subsidiaries because our current intention is to reinvest such earnings for the foreseeable future.

The components of net deferred taxes are as follows:

December 31,	2005	2004

Deferred tax assets:
Uniform capitalization and reserve adjustments to inventory	$2,385	$2,523
Allowance for doubtful accounts	2,083	2,412
Accrued expenses and other current assets and liabilities	7,730	7,945
Additional minimum pension liability	6,742	4,225
Net operating losses	4,019	4,615
Foreign tax credits	10,749	9,527
Total deferred tax assets	33,708	31,247

Deferred tax liabilities:
Pension contributions	(3,332)	(2,586)
Fixed assets	(19,007)	(20,236)
Unamortized tax method change	(448)	(896)
Intangibles	(7,481)	(7,250)
Total deferred tax liabilities	(30,268)	(30,968)
Net deferred taxes before valuation allowances	3,440	279
Valuation allowances	(10,830)	(11,472)
Net deferred taxes	$(7,390)	$(11,193)

Valuation allowances relate to excess foreign tax credits and net operating loss carryforwards generated in excess of amounts we more likely than not expect to utilize.  Gross state tax net operating loss carryforwards totaled $91.7 million as of December 31, 2005 and expire in varying amounts from 2006 through 2025.  Our foreign tax credit carryforwards expire in varying amounts from 2009 through 2015.

Valuation allowances decreased $0.6 million during 2005, increased $0.4 million during 2004, and decreased $5.3 million during 2003.  Valuation allowances relating to the acquisition of Steinway totaled $2.9 million as of December 31, 2005 and $3.3 million as of December 31, 2004.  The difference results primarily from exchange rate fluctuations.  If these valuation allowances are removed, the reversal reduces goodwill.  In 2004, we removed a portion of these valuation allowances and, as a result, we reduced goodwill by $0.8 million.

11.       Long-Term Debt

December 31,	2005	2004
Term loans	$32,011	$39,623
8.75% Senior Notes	166,194	174,345
Unamortized bond premium	1,332	1,584
Open account loans, payable on demand to a foreign bank	5,155	7,240
Total	204,692	222,792
Less current portion	12,977	14,212
Long-term debt	$191,715	$208,580

Scheduled payments of long-term debt as of December 31, 2005 are as follows:

Amount
2006	$12,977
2007	7,903
2008	16,286
2009	—
2010	—
Thereafter	166,194
$203,360

Our real estate term loan, acquisition term loan, and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”). The Credit Facility provides us with a potential borrowing capacity of $85.0 million in revolving credit, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets. As of December 31, 2005, there were no revolving credit loans outstanding, and availability based on eligible accounts receivable and inventory balances was approximately $83.6 million, net of outstanding letters of credit. The real estate term loan ($15.4 million at December 31, 2005) is payable in monthly installments of $0.2 million and includes interest at average 30-day LIBOR (2.4% at December 31, 2005) plus 1.5%. This term loan is secured by all of our interests in the Steinway Hall property. The acquisition term loan ($16.6 million at December 31, 2005) was repayable in monthly installments of $0.4 million through August 2005 and monthly installments of $0.6 million from September 2005 through September 2008. The acquisition term loan and revolving credit loans under the Credit Facility bear interest at average 30-day LIBOR plus 1.75%. Subsequent to December 31, 2005, the acquisition term loan was paid in full.  (See Note 19.)

On April 19, 2001, we issued $150.0 million 8.75% Senior Notes due 2011. In December 2002 we repurchased $4.7 million of these notes at 99.25%. In December 2005, we repurchased $8.2 million of our 8.75% Senior Notes at 105%. In February 2004, we purchased 1,271,450 shares of our Ordinary common stock. In exchange, we tendered $29.0 million in principal amount of our 8.75% Senior Notes, which we issued under our current indenture at a premium of 106.3%.  Subsequent to December 31, 2005, we refinanced our Senior Notes.  (See Note 19.)

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.5 million ($19.5 million at the December 31, 2005 exchange rate), net of borrowing restrictions of €0.9 million ($1.1 million at the December 31, 2005 exchange rate) and are payable on demand.  These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the loans can be converted into a maximum of £0.5 million ($0.9 million at the December 31, 2005 exchange rate) for use by our U.K. branch and ¥300 million ($2.5 million at the December 31, 2005 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €1.8 million into U.S. dollars or Chinese yuan ($2.1 million at the December 31, 2005 exchange rate). Euro loans bear interest at rates of EURIBOR plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at fixed margins at rates of LIBOR plus 1% for British pound loans (5.53% at December 31, 2005), LIBOR plus 1% for U.S. dollar loans of our Chinese subsidiary (5.20% to 5.57% at December 31, 2005), and TIBOR plus 0.875% for Japanese yen loans (0.965% at December 31, 2005). We had $2.6 million outstanding as of December 31, 2005 on these credit facilities.

In January 2005, our Japanese subsidiary entered into a separate revolving loan agreement that provides additional borrowing capacity of up to ¥500 million ($4.2 million at the December 31, 2005 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.865% (0.955% at December 31, 2005) and expires on January 31, 2010.  As of December 31, 2005, we had $2.5 million outstanding on this revolving loan agreement.

All of our debt agreements contain certain financial and non-financial covenants which, among other things, require the maintenance of certain financial ratios and net worth, place certain limitations on additional borrowings and capital expenditures, prohibit the payment of cash dividends, and require periodic report submissions to the lending institution or trustee. We were in compliance with all such covenants as of December 31, 2005.

12.       Stockholders’ Equity and Stock Arrangements

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

Employee Stock Purchase Plan - We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings. Shares issued under the Purchase Plan were 20,663 during 2005, 33,018 during 2004, and 35,209 during 2003. Of the 500,000 shares originally reserved for issuance under the Purchase Plan, 222,909 shares remained available for future issuance as of December 31, 2005.

Stock Plan - The 1996 stock plan, as amended, provides for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five year vesting terms and ten year option terms. As of December 31, 2005, 1,041,573 shares of Ordinary common stock were reserved for issuance under the Stock Plan.

The following table sets forth information regarding both the Purchase Plan and the Stock Plan:

	2005		2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	872,227	$19.92	1,154,747	$19.63	1,112,447	$19.07
Granted	70,985	26.39	27,825	17.81	250,909	21.16
Exercised	(84,763)	20.80	(300,345)	18.65	(93,109)	17.26
Canceled, forfeited or expired	(22,200)	19.69	(10,000)	19.00	(115,500)	19.06
Outstanding at end of year	836,249	20.39	872,227	19.92	1,154,747	19.63

Exercisable at end of year	493,473	$19.60	410,173	$19.45	525,100	$19.19

The following table sets forth information regarding outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$14.73 - $20.75	568,073	4.6 years	$18.93	405,073	$18.97
$21.13 - $25.42	228,176	7.4 years	22.83	88,400	22.49
$27.28	40,000	9.6 years	27.28	—	—
	836,249	5.6 years	20.39	493,473	19.60

13.       Commitments and Contingent Liabilities

Lease Commitments - We lease various facilities and equipment under non-cancelable operating lease arrangements. These leases expire at various times through 2016. Rent expense was $5.7 million for the years ended December 31, 2005 and 2004, and $4.8 million for the year ended December 31, 2003.

In March 1999, we acquired the building that includes the Steinway Hall retail store on West 57th Street in New York City for approximately $30.8 million. We entered into a ninety-nine year land lease as part of the transaction. Annual rent payable under the land lease is $2.2 million in the first ten years, $2.8 million for the subsequent ten-year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined. Rent expense is being recognized on a straight-line basis over the initial twenty-year fixed rent period. We also entered into a ten-year master lease whereby all of our interest in the land and building was leased back to the owner of the land. Rental expense and rental income associated with these leases was included, along with other real estate costs, in Other Income, Net (see Note 9).

Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, and future rental income under the master lease are as follows:

For the years ending December 31,	Lease Payments	Rental Income
2006	$4,627	$4,653
2007	4,191	4,653
2008	2,124	4,653	(1)
2009	1,273	—
2010	1,128	—
Thereafter	4,755	—
	$18,098	$13,959

(1) In 2008, if the master lease is not renewed or replaced we would then directly receive the rental income from all other tenants in the building.

Employment Agreements and Other Obligations - We maintain employment agreements with certain employees and consultants. Most of these agreements have one-year terms and contain automatic renewal provisions. Our obligation under these agreements at current compensation levels is approximately $1.8 million per year.

We maintain employment agreements that expire in 2006 with both our Chairman and Chief Executive Officer. These individuals collectively hold 100% of the Class A common shares, representing 86% of the combined voting power of the Class A common stock and Ordinary common stock. Our total obligation under these agreements at December 31, 2005 is approximately $0.7 million. Should these agreements not be renewed in 2006, we would be obligated to pay out an additional $3.4 million. Further, our Chairman and Chief Executive officer have established a limited liability corporation to which we pay reimbursement of certain rent, overhead and travel-related expenses. These expenses totaled $0.2 million in each of the years ended December 31, 2005, 2004, and 2003. We included less than $0.1 million in accounts payable related to these expenses at December 31, 2005 and 2004.

Notes Receivable Financed with Recourse - In 2004, certain customers of our Leblanc subsidiary financed notes receivable with a third party, to which we have a recourse obligation. As of December 31, 2005, $0.5 million of these notes remain outstanding. We have included a corresponding recourse obligation of $0.1 million in our financial statements at December 31, 2005. Our total maximum recourse obligation under this arrangement includes the outstanding balance on the notes, as well as any interest or late fees that may be incurred by our customers.

We generally do not provide extended financing arrangements to our piano dealers. To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers. We generally provide no guarantees with respect to these arrangements.

Retail Financing Obligations – Certain of our retail sales overseas were financed by our customers through a local bank under an arrangement that included an obligation on our part to repurchase pianos seized by the bank upon default of the customer. The buyback price is established as a percentage of the original sales price, starting at 80% in the first year and declining to 30% in the fifth year of the loan.

This program ceased in the first quarter of 2003. Nevertheless, because our obligation continues until the bank is paid in full by the customer, our commitment can remain outstanding for up to 8 years – the maximum term of the consumer loan.

Our maximum obligation under this arrangement is estimated to be approximately €0.6 million ($0.7 million at the December 31, 2005 exchange rate). To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote. Accordingly, we have not recognized a liability for this obligation in our financial statements. Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

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

Certain environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances, which liability is broadly construed. Under CERCLA and other laws, we may have liability for investigation and cleanup costs and other damages relating to our current or former properties, or third-party sites to which we sent wastes for disposal. Our potential liability at any of these sites is affected by many factors including, but not limited to, the method of remediation, our portion of the hazardous substances at the site relative to that of other parties, the number of responsible parties, the financial capabilities of other parties, and contractual rights and obligations.

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”). When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008, however, we cannot assure investors that it will continue to do so in the future. Four matters covered by the Environmental Indemnity Agreement are currently pending. Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs. On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois. Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement. At the fourth site, which is a third-party waste disposal site, the EPA has named over 40 persons or entities as potentially responsible parties (“PRP”), including four Conn-Selmer predecessor entities. The four entities have been involved as members of PRP group in the ongoing negotiations with the site owners, the largest contributor, and the EPA in an attempt to reach a settlement and release PRP group members from further potential liability. We expect a decision on the proposed settlement to be reached within the next twelve months. For two of these predecessor entities, which were previously owned by Philips, this matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement. With respect to the other two entities, based on current information concerning estimated cleanup costs at the site, and our share of liability, we do not believe our liability will be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000. We estimate our costs, which approximate $0.9 million, over a 15 year period. We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
2006	$125
2007	78
2008	56
2009	56
2010	56
Thereafter	555
$926

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans at $3.1 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in the consolidated balance sheet. However, we cannot be assured that we will be able to recover such costs from Grenadilla.

Based on our past experience and currently available information, the matters described above and our other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on our capital expenditures, earnings or competitive position in an individual year. However, some risk of environmental liability is inherent in the nature of our current and former business and we may, in the future, incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental laws.

14.       Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries. Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions. These contributions totaled $1.1 million in 2005 and 2004, and $1.0 million in 2003. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in this Note.

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

Effective June 1, 2005 we established a master trust for this combined plan and we will continue to evaluate this plan’s funded status and make any required minimum contributions annually.

The following table sets forth the funded status and amounts recognized for our defined benefit pension plans:

	Domestic Plans		Foreign Plans
December 31,	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$48,876	$43,987	$28,763	$24,026
Service cost	852	785	701	593
Interest cost	2,915	2,837	1,278	1,295
Plan participants’ contributions	11	13	60	60
Amendments	631	65	—	—
Actuarial loss	2,294	3,821	3,712	1,880
Foreign currency exchange rate changes	—	—	(3,742)	2,059
Curtailment gain	—	(126)	—	—
Benefits paid	(2,630)	(2,506)	(1,185)	(1,150)
Benefit obligation, end of year	52,949	48,876	29,587	28,763

Change in plan assets:
Fair value of plan assets, beginning of year	47,397	42,353	4,476	3,788
Actual return on plan assets	2,542	5,187	694	352
Employer contribution	1,500	2,350	1,255	1,124
Employee contributions	11	13	60	60
Foreign currency exchange rate changes	—	—	(510)	302
Benefits paid	(2,630)	(2,506)	(1,185)	(1,150)
Fair value of plan assets, end of year	48,820	47,397	4,790	4,476

Funded status	(4,129)	(1,479)	(24,797)	(24,287)

Unrecognized net actuarial loss	12,251	8,656	6,339	3,623
Unrecognized prior service cost	2,961	2,801	—	—
Net amount recognized	$11,083	$9,978	$(18,458)	$(20,664)

Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(4,129)	$(1,479)	$(23,631)	$(22,810)
Intangible assets	2,961	2,801	—	—
Additional minimum pension liability	12,251	8,656	5,173	2,146
Net amount recognized	$11,083	$9,978	$(18,458)	$(20,664)

The weighted-average assumptions used to determine our benefit obligations are as follows:

	Domestic Plans		Foreign Plans
December 31,	2005	2004	2005	2004

Discount rate	5.75%	6.00%	4.21%	4.85%
Rate of compensation increase	n/a	n/a	2.55%	2.49%

The weighted-average assumptions used to determine our net periodic benefit cost are as follows:

	Domestic Plans			Foreign Plans
For the years ended December 31,	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.50%	6.75%	4.31%	4.95%	5.52%
Expected return on assets	9.00%	9.00%	9.00%	6.00%	6.75%	6.75%
Rate of compensation increase	n/a	n/a	n/a	2.55%	2.56%	2.88%

The components of net pension expense for the years ended December 31 are as follows:

For the years ended December 31,	2005	2004	2003
Domestic Plans:
Service cost	$852	$785	$804
Interest cost	2,915	2,837	2,564
Expected return on plan assets	(4,221)	(3,820)	(2,539)
Amortization of prior service cost	471	585	585
Recognized actuarial loss	378	269	540
Other	—	—	237
Curtailment loss	—	461	—
Net pension expense	$395	$1,117	$2,191

Foreign Plans:
Service cost	$701	$593	$629
Interest cost	1,278	1,295	1,100
Expected return on plan assets	(287)	(223)	(189)
Net pension expense	$1,692	$1,665	$1,540

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2005	2004
Projected benefit obligation	$82,536	$77,639
Accumulated benefit obligation	81,370	76,161
Fair value of plan assets	53,610	51,873

The accumulated benefit obligation for our domestic pension plans was $52.9 million in 2005 and $48.9 million in 2004. The accumulated benefit obligation for our foreign pension plans was $28.4 million in 2005 and $27.3 million in 2004.

The weighted-average asset allocations of our invested assets held in our domestic defined benefit plans were as follows:

December 31,	2005	2004

Asset category:
Debt securities	35%	37%
Equity securities	58%	61%
Cash reserves and other	7%	2%
Total	100%	100%

Domestic plan assets include 52,631 shares of the Company’s Ordinary common stock, which was valued at $1.3 million as of December 31, 2005 and $1.5 million as of December 31, 2004. This represents less than 3% of the total plan assets.

Our investment strategy includes the following range of target asset allocation percentages:

Asset category:	Minimum	Maximum

Domestic equity securities	25%	65%
International and other equity securities	5%	30%
International debt securities	5%	15%
Domestic debt securities	20%	40%

The objective of our investment policy is to maximize the return on invested assets while maintaining an appropriate level of diversification to manage risk. Our policy sets forth specific criteria used in the selection and ongoing evaluation of individual funds.

Our investment committee generally meets on a quarterly basis with an outside registered investment advisor to review actual performance against relevant benchmarks, such as the S&P 500 Index. Consistent with our policy, changes in funds are made when a fund falls outside of our predetermined guidelines for an extended period.

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

For the periods ended December 31, 2005, 2004, and 2003 we used an assumed long-term rate of return on domestic plan assets of 9%. For the period ended December 31, 2005, we used an assumed long-term rate of return on foreign plan assets of 6.00%. We used 6.75% as the assumed long-term rate of return for the periods ended December 31, 2004 and 2003. These rates were developed with input from our actuaries and our investment committee and are based on long-term rates of return for the assets held. This rate is consistent with both previous rates we have used and the historical return trends on our plan assets.

In accordance with the requirements of local regulations, our German plans do not hold assets and pay participant benefits as incurred. Expected 2006 benefit payments under these plans are $1.0 million. The domestic plan invests a small portion of its assets in a group annuity contract. We expect benefits to be covered by this contract in 2006 to be $0.2 million.

We made contributions to our domestic pension plan of $1.5 million in 2005 and $2.4 million in 2004. Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2006 due to our plan’s current funded status. Nevertheless, we anticipate contributing approximately $2.0 million in 2006.

Contributions to our U.K. plan totaled $0.3 million in 2005 and $0.2 million in 2004. We anticipate contributing approximately $0.2 million to this plan in 2006. Due to the unfunded status of the German plans, 2006 anticipated contributions are equal to anticipated benefit payments of $1.0 million.

The domestic and foreign pension plans expect to pay benefits in each year from 2006 through 2015 as follows:

	Domestic Plans	Foreign Plans
2006	$2,612	$1,203
2007	2,744	1,228
2008	2,848	1,232
2009	3,016	1,276
2010	3,139	1,298
2011 - 2015	17,308	8,089
	$31,667	$14,326

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents. The health care plan is contributory, with retiree contributions adjusted based on the changes in the union contract, which is negotiated every three years. The plans are unfunded and we pay part of the health care premium and the full amount of the life insurance cost.

The following table sets forth the funded status of our postretirement benefit plans and accrued postretirement benefit cost reflected in our consolidated balance sheets:

December 31,	2005	2004

Change in benefit obligation:
Benefit obligation, beginning of year	$1,597	$2,267
Service cost	47	24
Interest cost	147	110
Plan participants’ contributions	69	63
Curtailment gain	—	(255)
Actuarial (gain) loss	1,081	(393)
Benefits paid	(406)	(219)
Benefit obligation, end of year	2,535	1,597

Fair value of plan assets	—	—

Funded status	(2,535)	(1,597)
Unrecognized net actuarial (gain) loss	849	(185)
Unrecognized prior service cost	276	311
Accrued postretirement benefit cost	$(1,410)	$(1,471)

The assumed weighted-average discount rate used to determine benefit obligations as of December 31 was 5.75% in 2005 and 6.00% in 2004. The assumed weighted-average discount rate used to determine our net postretirement benefit cost for the years ended December 31 was 6.0% in 2005, 6.50% in 2004, and 6.75% in 2003. The annual assumed rate of increase in the per capita cost of covered health care benefits was 10.0% in 2005 and is assumed to decrease gradually to 5.50% in 2015, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

For the years ended December 31,	2005	2004	2003

Service cost	$47	$24	$70
Interest cost	147	110	139
Net loss recognition	47	—	—
Amortization of prior service cost	35	146	62
Net postretirement benefit cost	$276	$280	$271

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$8	$(7)
Effect on the postretirement benefit obligation	80	(71)

The domestic postretirement health care and life insurance plan expects to pay benefits in each year from 2006 through 2015 as follows:

2006	$305
2007	335
2008	365
2009	395
2010	430
Thereafter	2,510
Total	$4,340

We sponsor 401(k) retirement savings plans for eligible employees. Discretionary employer contributions, as determined annually by the Board of Directors, are made to two of these plans and approximated $0.6 million for 2005, 2004 and 2003. Non-discretionary contributions approximated $0.4 million for the year ended December 31, 2005 and 2004, and $0.5 million for 2003.

We established a supplemental executive retirement plan (“SERP”) for a select group of our executives who constitute a “top hat” group as defined by ERISA. Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a Rabbi Trust (“Trust”). The SERP assets are included in our financial statements as available-for-sale investments within other long-term assets (see Notes 7 and 16). The contributions approximated $0.2 million in 2005 and 2004, and less than $0.1 million in 2003. We anticipate making contributions of $0.2 million in 2006.

15.       Foreign Currency Exchange Contracts

One of our German divisions, whose functional currency is the euro, secures option and forward contracts for Japanese yen, British pounds, and U.S. dollars to mitigate cash flow exposure to currency fluctuations. At December 31, 2005, this division had forward and option contracts to purchase $0.2 million, sell $3.3 million, and sell £1.4 million. These instruments had various maturity dates through January 2007. At December 31, 2004, this division had forward contracts to purchase $1.5 million and sell £0.9 million. These instruments had various maturity dates through July 2005. Since we do not designate these instruments as hedges for accounting purposes, we carry these instruments at fair value and recognize the change in fair value in earnings. Such amounts were not material during the years ended December 31, 2005, 2004, or 2003.

16.       Fair Values of Financial Instruments

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

The net carrying value and estimated fair value of certain financial instruments are as follows:

	2005		2004
December 31,	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Long-term debt	$203,360	$211,670	$221,208	$236,829
Foreign currency contracts	(94)	(94)	(98)	(98)

The carrying value of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 7 and 14). Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity. On December 31, 2005 and 2004, we had only available-for-sale securities, which are stated at fair value, with unrealized gains (there were no unrealized losses), net of deferred taxes, reported in accumulated other comprehensive loss. There were no realized gains or losses for the periods ended December 31, 2005, 2004, and 2003. Gross unrealized gains on these investments were as follows:

December 31,	2005	2004

Fair value	$1,132	$891
Cost	919	734
Unrealized gains	$213	$157

17.       Segment Information

As discussed in Note 2, we have identified two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis.

Intercompany transactions are generally recorded at a discount from comparable third-party prices. Income from operations for the reportable segments includes intercompany profit, as well as certain corporate costs allocated to the segments based primarily on revenue. Amounts reported as “Other & Elim” include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination. It also includes corporate assets, elimination of intercompany interest, and investments in subsidiaries that do not eliminate within the segments.

The following tables present information about our reportable segments:

	Piano Segment				Band & Orchestral Segment
	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consolidated
2005
Revenues from external customers	$114,803	$54,359	$34,355	$203,517	$176,514	$7,112	$183,626	$—	$387,143
Operating profit	10,915	14,912	2,842	28,669	8,710	(11)	8,699	(2,531)	34,837
Interest income	(1,617)	(144)	(163)	(1,924)	(2,929)	—	(2,929)	1,518	(3,335)
Interest expense	10,788	20	287	11,095	26,352	—	26,352	(20,467)	16,980
Depreciation and amortization	4,313	1,296	422	6,031	4,546	135	4,681	555	11,267
Income tax provision (benefit)	814	5,191	781	6,786	1,036	(251)	785	629	8,200
Net income (loss)	2,034	10,187	1,875	14,096	(15,505)	(56)	(15,561)	15,257	13,792
Capital expenditures	1,410	761	312	2,483	2,429	—	2,429	92	5,004
Property, plant and equipment	55,904	13,514	2,121	71,539	23,522	1,419	24,941	184	96,664
Total assets	181,265	72,967	22,199	276,431	219,219	10,249	229,468	(50,244)	455,655

2004
Revenues from external customers	$120,387	$48,348	$34,953	$203,688	$165,652	$5,694	$171,346	$—	$375,034
Operating profit	13,688	11,968	3,999	29,655	7,175	(156)	7,019	(2,433)	34,241
Interest income	(23)	(44)	(181)	(248)	(2,581)	—	(2,581)	—	(2,829)
Interest expense	9,690	35	250	9,975	25,862	3	25,865	(19,574)	16,266
Depreciation and amortization	4,427	1,369	348	6,144	4,477	36	4,513	526	11,183
Income tax provision (benefit)	3,870	3,093	1,336	8,299	(3,829)	61	(3,768)	3,569	8,100
Net income (loss)	1,780	9,929	2,878	14,587	(12,052)	(177)	(12,229)	13,509	15,867
Capital expenditures	2,229	915	304	3,448	1,621	44	1,665	73	5,186
Property, plant and equipment	57,931	15,799	2,211	75,941	25,765	1,057	26,822	181	102,944
Total assets	178,262	85,033	23,349	286,644	371,786	11,476	383,262	(192,361)	477,545

2003
Revenues from external customers	$107,997	$47,276	$24,487	$179,760	$152,914	$4,546	$157,460	$—	$337,220
Operating profit	12,018	6,784	2,963	21,765	2,794	145	2,939	(1,880)	22,824
Interest income	(26)	(66)	(20)	(112)	(2,063)	—	(2,063)	—	(2,175)
Interest expense	9,594	190	162	9,946	24,485	—	24,485	(20,311)	14,120
Depreciation and amortization	4,424	1,343	231	5,998	4,430	21	4,451	510	10,959
Income tax provision (benefit)	1,038	2,806	1,101	4,945	(5,916)	60	(5,856)	5,609	4,698
Net income (loss)	3,139	4,581	1,901	9,621	(13,163)	87	(13,076)	13,153	9,698
Capital expenditures	1,790	725	229	2,744	2,636	—	2,636	82	5,462
Property, plant and equipment	58,749	14,909	1,721	75,379	23,382	4	23,386	172	98,937
Total assets	139,855	76,307	16,756	232,918	350,101	3,586	353,687	(140,940)	445,665

18.       Summary of Bond Guarantees

On April 19, 2001, we completed a $150.0 million 8.75% Senior Note offering. We subsequently repurchased $4.7 million of these notes in 2002, issued $29.0 million of these notes in 2004, and repurchased $8.2 million of these notes in December 2005. Our payment obligations under the 8.75% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Conn-Selmer, Leblanc, Steinway, and certain other of our direct and indirect wholly-owned subsidiaries, each a “Guarantor” (the “Guarantor Subsidiaries”). These subsidiaries represent all of our (the “Issuer”) operations conducted in the United States.

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

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2005 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$302,680	$100,759	$(16,296)	$387,143
Cost of sales	—	230,318	61,304	(16,013)	275,609

Gross profit	—	72,362	39,455	(283)	111,534

Operating expenses:
Sales and marketing	—	32,800	13,099	—	45,899
General and administrative	7,390	15,081	6,729	—	29,200
Amortization	466	634	16	—	1,116
Other operating (income) expense	(5,325)	4,280	1,527	—	482
Total operating expenses	2,531	52,795	21,371	—	76,697

Income (loss) from operations	(2,531)	19,567	18,084	(283)	34,837

Other (income) expense, net	532	(1,055)	(277)	—	(800)
Interest income	(15,049)	(24,275)	(307)	36,296	(3,335)
Interest expense	15,536	37,140	600	(36,296)	16,980

Income (loss) before income taxes	(3,550)	7,757	18,068	(283)	21,992

Income tax provision	629	1,836	5,732	3	8,200

Net income (loss)	$(4,179)	$5,921	$12,336	$(286)	$13,792

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2004 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$298,431	$91,927	$(15,324)	$375,034
Cost of sales	—	225,872	55,336	(15,307)	265,901

Gross profit	—	72,559	36,591	(17)	109,133

Operating expenses:
Sales and marketing	—	31,692	12,622	18	44,332
General and administrative	8,381	14,441	6,485	(44)	29,263
Amortization	464	626	4	—	1,094
Other operating (income) expense	(6,412)	5,000	1,996	(18)	566
Facility rationalization charges	—	(363)	—	—	(363)
Total operating expenses	2,433	51,396	21,107	(44)	74,892

Income (loss) from operations	(2,433)	21,163	15,484	27	34,241

Other (income) expense, net	(21)	(1,694)	(1,492)	44	(3,163)
Interest income	(14,639)	(22,736)	(225)	34,771	(2,829)
Interest expense	15,197	35,552	288	(34,771)	16,266

Income (loss) before income taxes	(2,970)	10,041	16,913	(17)	23,967

Income tax provision (benefit)	(3,247)	6,920	4,436	(9)	8,100

Net income (loss)	$277	$3,121	$12,477	$(8)	$15,867

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2003 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$268,454	$79,436	$(10,670)	$337,220
Cost of sales	—	203,514	51,673	(10,520)	244,667

Gross profit	—	64,940	27,763	(150)	92,553

Operating expenses:
Sales and marketing	—	30,327	11,474	(82)	41,719
General and administrative	4,694	13,259	5,181	—	23,134
Amortization	452	698	4	—	1,154
Other operating (income) expense	(3,266)	2,962	986	82	764
Facility rationalization charges	—	2,958	—	—	2,958
Total operating expenses	1,880	50,204	17,645	—	69,729

Income (loss) from operations	(1,880)	14,736	10,118	(150)	22,824

Other (income) expense, net	7	(2,614)	(910)	—	(3,517)
Interest income	(14,630)	(20,895)	(86)	33,436	(2,175)
Interest expense	13,125	34,079	352	(33,436)	14,120

Income (loss) before income taxes	(382)	4,166	10,762	(150)	14,396

Income tax provision (benefit)	(134)	865	4,046	(79)	4,698

Net income (loss)	$(248)	$3,301	$6,716	$(71)	9,698

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2005 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Assets:
Current assets:
Cash	$—	$48,790	$14,190	$(28,028)	$34,952
Accounts, notes and other receivables, net	—	71,702	10,178	—	81,880
Inventories	—	121,712	39,279	(1,681)	159,310
Prepaid expenses and other current assets	3,947	6,875	831	—	11,653
Deferred tax assets	—	9,267	6,059	(7,390)	7,936
Total current assets	3,947	258,346	70,537	(37,099)	295,731

Property, plant and equipment, net	184	79,426	17,054	—	96,664
Investment in subsidiaries	69,643	115,083	—	(184,726)	—
Trademarks	—	9,319	3,800	114	13,233
Goodwill	—	17,973	12,115	—	30,088
Other intangibles, net	2,341	1,718	69	—	4,128
Other assets	4,151	9,180	2,480	—	15,811
Total assets	$80,266	$491,045	$106,055	$(221,711)	$455,655

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$7,822	$5,155	$—	$12,977
Accounts payable	464	9,598	3,743	—	13,805
Other current liabilities	4,876	24,608	15,923	(308)	45,099
Total current liabilities	5,340	42,028	24,821	(308)	71,881

Long-term debt	167,526	52,217	—	(28,028)	191,715
Intercompany	(177,624)	179,433	(1,674)	(135)	—
Deferred tax liabilities	85	17,768	4,863	(7,390)	15,326
Other non-current liabilities	1,132	4,161	22,610	—	27,903
Total liabilities	(3,541)	295,607	50,620	(35,861)	306,825

Stockholders’ equity	83,807	195,438	55,435	(185,850)	148,830

Total liabilites and stockholders’ equity	$80,266	$491,045	$106,055	$(221,711)	$455,655

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Assets:
Current assets:
Cash	$—	$44,990	$14,238	$(31,856)	$27,372
Accounts, notes and other receivables, net	—	74,805	13,254	—	88,059
Inventories	—	127,577	46,034	(1,265)	172,346
Prepaid expenses and other current assets	1,007	3,956	974	—	5,937
Deferred tax assets	—	9,695	5,352	—	15,047
Total current assets	1,007	261,023	79,852	(33,121)	308,761

Property, plant and equipment, net	181	83,713	19,072	(22)	102,944
Investment in subsidiaries	69,643	278,513	—	(348,156)	—
Trademarks	—	7,625	4,700	—	12,325
Goodwill	—	17,973	13,881	—	31,854
Other intangibles, net	2,938	2,352	—	—	5,290
Other assets	3,126	10,241	3,004	—	16,371
Total assets	$76,895	$661,440	$120,509	$(381,299)	$477,545

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$6,972	$7,240	$—	$14,212
Accounts payable	677	10,716	3,396	—	14,789
Other current liabilities	5,618	21,950	16,635	(311)	43,892
Total current liabilities	6,295	39,638	27,271	(311)	72,893

Long-term debt	175,929	64,507	—	(31,856)	208,580
Intercompany	(137,549)	139,993	(2,444)	—	—
Deferred tax liabilities	63	18,843	7,334	—	26,240
Other non-current liabilities	892	1,784	21,603	—	24,279
Total liabilities	45,630	264,765	53,764	(32,167)	331,992

Stockholders’ equity	31,265	396,675	66,745	(349,132)	145,553

Total liabilites and stockholders’ equity	$76,895	$661,440	$120,509	$(381,299)	$477,545

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2005 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,179)	$5,921	$12,336	$(286)	$13,792
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	555	8,859	1,851	2	11,267
Amortization of bond premium	(252)	—	—	—	(252)
Loss on extinguishment of debt	538	—	—	—	538
Deferred tax expense (benefit)	22	971	(1,580)	(95)	(682)
Tax benefit associated with stock option exercises	170	—	—	—	170
Other	—	339	(67)	—	272
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	3,074	1,881	—	4,955
Inventories	—	4,970	102	416	5,488
Prepaid expenses and other assets	(895)	2,072	12	—	1,189
Accounts payable	(213)	(1,118)	828	—	(503)
Other liabilities	(3,538)	(3,062)	1,697	98	(4,805)
Cash flows from operating activities	(7,792)	22,026	17,060	135	31,429

Cash flows from investing activities:
Capital expenditures	(92)	(3,839)	(1,073)	—	(5,004)
Proceeds from sales of property, plant and equipment	—	966	449	—	1,415
Acquisition of business, net of cash acquired	—	(2,167)	—	—	(2,167)
Cash flows from investing activities	(92)	(5,040)	(624)	—	(5,756)

Cash flows from financing activities:
Borrowings under lines of credit	—	184,785	4,059	—	188,844
Repayments under lines of credit	—	(188,613)	(5,512)	3,828	(190,297)
Premium paid on debt extinguishment	(407)	—	—	—	(407)
Repayment of long-term debt	(8,151)	(7,612)	—	—	(15,763)
Proceeds from issuance of stock	1,763	—	—	—	1,763
Intercompany dividends	54,754	(41,186)	(13,568)	—	—
Intercompany transactions	(40,075)	39,440	770	(135)	—
Cash flows from financing activities	7,884	(13,186)	(14,251)	3,693	(15,860)

Effect of exchange rate changes on cash	—	—	(2,233)	—	(2,233)

Increase (decrease) in cash	—	3,800	(48)	3,828	7,580
Cash, beginning of period	—	44,990	14,238	(31,856)	27,372

Cash, end of period	$—	$48,790	$14,190	$(28,028)	$34,952

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2004 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$277	$3,121	$12,477	$(8)	$15,867
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	526	8,904	1,756	(3)	11,183
Amortization of bond premium	(230)	—	—	—	(230)
Facility rationalization charges	—	(363)	—	—	(363)
Deferred tax expense (benefit)	63	921	(2,461)	(1,020)	(2,497)
Tax benefit associated with stock option exercises	759	—	—	—	759
Other	(7)	292	174	—	459
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(1,313)	1,020	—	(293)
Inventories	—	5,330	(3,347)	20	2,003
Prepaid expenses and other assets	(1,974)	(2,101)	(1,413)	—	(5,488)
Accounts payable	554	1,548	(683)	—	1,419
Other liabilities	19,487	(20,923)	1,479	1,011	1,054
Cash flows from operating activities	19,455	(4,584)	9,002	—	23,873

Cash flows from investing activities:
Capital expenditures	(73)	(3,850)	(1,263)	—	(5,186)
Proceeds from sales of property, plant and equipment	9	1,206	18	—	1,233
Acquisition of business, net of cash acquired	—	(36,859)	92	—	(36,767)
Cash flows from investing activities	(64)	(39,503)	(1,153)	—	(40,720)

Cash flows from financing activities:
Borrowings under lines of credit	—	193,406	19,473	(53,092)	159,787
Repayments under lines of credit	(24)	(140,290)	(16,538)	—	(156,852)
Debt issuance costs	(105)	—	—	—	(105)
Repayment of long-term debt	—	(7,555)	—	—	(7,555)
Proceeds from issuance of stock	5,744	—	—	—	5,744
Intercompany dividends	—	3,667	(3,667)	—	—
Intercompany transactions	(25,006)	27,594	(2,588)	—	—
Cash flows from financing activities	(19,391)	76,822	(3,320)	(53,092)	1,019

Effect of exchange rate changes on cash	—	—	917	—	917

Increase (decrease) in cash	—	32,735	5,446	(53,092)	(14,911)
Cash, beginning of period	—	12,255	8,792	21,236	42,283

Cash, end of period	$—	$44,990	$14,238	$(31,856)	$27,372

Steinway Musical Instruments, Inc. and Subsidiaries

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2003 (In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(248)	$3,301	$6,716	$(71)	$9,698
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	510	8,854	1,595	—	10,959
Facility rationalization charges	—	4,158	—	—	4,158
Deferred tax expense (benefit)	—	(4,935)	1,518	816	(2,601)
Other	11	178	140	—	329
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	2,411	464	(92)	2,783
Inventories	—	6,485	738	150	7,373
Prepaid expenses and other assets	(496)	(174)	(187)	—	(857)
Accounts payable	25	948	35	78	1,086
Other liabilities	197	(1,187)	(150)	(895)	(2,035)
Cash flows from operating activities	(1)	20,039	10,869	(14)	30,893

Cash flows from investing activities:
Capital expenditures	(82)	(4,426)	(954)	—	(5,462)
Proceeds from sales of property, plant and equipment	—	10	—	—	10
Capital contribution to subsidiary	1,370	(5,083)	3,713	—	—
Cash flows from investing activities	1,288	(9,499)	2,759	—	(5,452)

Cash flows from financing activities:
Borrowings under lines of credit	—	5,119	5,487	—	10,606
Repayments under lines of credit	(29)	(15,129)	(3,197)	10,039	(8,316)
Repayment of long-term debt	—	(6,512)	—	—	(6,512)
Proceeds from issuance of stock	1,455	—	—	—	1,455
Intercompany dividends	—	6,194	(6,194)	—	—
Intercompany transactions	(2,713)	10,877	(8,178)	14	—
Cash flows from financing activities	(1,287)	549	(12,082)	10,053	(2,767)

Effect of exchange rate changes on cash	—	—	510	—	510

Increase in cash	—	11,089	2,056	10,039	23,184
Cash, beginning of period	—	1,166	6,736	11,197	19,099

Cash, end of period	$—	$12,255	$8,792	$21,236	$42,283

19.                               Subsequent Events

On February 2, 2006, we repaid our acquisition term loan, which had an outstanding balance of $16.6 million as of December 31, 2005. As a result of the write-off of associated deferred financing costs, we recorded a loss of $1.0 million on extinguishment of this debt in the first quarter of 2006.

On February 23, 2006 we completed a $175.0 million offering of 7% Senior Notes at 99.2435% of face value, which resulted in net proceeds to us of $170.2 million. We used $123.6 million of the proceeds to redeem $114.6 million of our 8.75% Senior Notes (including accrued interest and associated premiums) pursuant to our tender offer to repurchase these notes. The early retirement of these notes will generate a net loss on extinguishment of $5.4 million in the first quarter. This net loss is comprised primarily of $5.5 million of tender and consent premiums paid to bondholders, as the $1.2 million of loss on write-off of deferred financing costs is essentially offset by the $1.3 million of gain recorded due to our write-off of the bond premium associated with the pre-existing 8.75% Senior Notes.

We shall use the remainder of the proceeds from issuance of the 7% Senior Notes, supplemented by cash on hand, to pay outstanding debt issuance costs, such as legal fees, and to redeem the remaining $51.6 million of 8.75% Senior Notes, which we have called at 104.375% plus accrued interest. The early retirement of these remaining notes, which will occur in April 2006, will generate a loss on extinguishment of $3.3 million. This loss is comprised of $2.3 million of call premiums paid to bondholders and $1.0 million due to the write-off of the remaining deferred financing costs associated with the 8.75% Senior Notes.

20. Quarterly Financial Data (Unaudited)

The net earnings for the fourth quarter of 2005 were impacted by the following items which varied from our results in the first three quarters. First, we recorded a charge to cost of sales of $0.9 million based on the results of our annual physical inventories conducted at our domestic piano and band facilities. In addition, responding to changes in our band division’s product line we updated our estimates for certain older product categories and increased our lower of cost or market reserve by $0.7 million. Lastly, the fourth quarter results produced a higher than expected foreign tax credit utilization. This resulted in a reduction in our effective tax rate from the 40% estimate in prior quarters to 37.3% for the full fiscal year.

The following is a summary of unaudited results of operations, in thousands except share and per share data.

	2005
For the years ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$91,342	$89,761	$95,914	$110,126
Gross profit	25,697	26,126	27,496	32,215
Net income	2,598	2,418	3,743	5,033

Basic earnings per share	$0.32	$0.30	$0.46	$0.62
Diluted earnings per share	$0.32	$0.29	$0.45	$0.61

Weighted average shares:
Basic	8,030,879	8,052,418	8,088,022	8,107,564
Diluted	8,241,196	8,276,096	8,284,461	8,254,717

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$90,061	$83,688	$94,653	$106,632
Gross profit	25,725	24,403	25,896	33,109
Net income	3,344	2,714	2,828	6,981

Basic earnings per share	$0.41	$0.34	$0.35	$0.87
Diluted earnings per share	$0.39	$0.33	$0.34	$0.85

Weighted average shares:
Basic	8,210,407	7,957,483	7,998,481	8,018,655
Diluted	8,519,707	8,340,726	8,282,498	8,229,775

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and our consolidated subsidiaries would be made known to them by others within those entities.

Internal Control Over Financial Reporting

There were changes in our Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, our Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Steinway Musical Instruments, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on its assessment, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

By:	/s/	Dana D. Messina
Dana D. Messina
Chief Executive Officer
March 30, 2006

By:	/s/	Dennis M. Hanson
Dennis M. Hanson
Chief Financial Officer
March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Steinway Musical Instruments, Inc.

Waltham, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Steinway Musical Instruments, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 30, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 30, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as a part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the
Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

2.1	Exhibits:	The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

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

4.10

Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of February 8, 2006 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and the surviving corporation of the merger of United Musical Instruments USA, Inc. and United Musical Instruments Holdings, Inc. with and into Conn-Selmer, Inc., Steinway, Inc., as borrowers; those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC (successor by merger to GMAC Commercial Credit LLC), as administrative agent.

4.11	Registration Rights Agreement, dated as of August 9, 1993, among Selmer Industries, Inc. and the purchasers of certain equity securities (1)
4.12	Indenture, dated as of April 19, 2001, among Steinway Musical Instruments, Inc., the subsidiary guarantors named therein and UBS Warburg, LLC, as the initial purchaser (12)
4.13	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer, the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee (22)
4.14

Exchange Registration Rights agreement, dated as of May 25, 1995, by and among The Selmer Company, Inc., Selmer Industries, Inc., Steinway Musical Properties, Inc., Steinway, Inc., Boston Piano Company, Inc. and Donaldson, Lufkin & Jenrette Corporation (2)

10.1	Employment Agreement, dated May 8, 1989, between Steinway Musical Properties, Inc. and Thomas Kurrer (3)
10.2	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Bruce Stevens (3)

10.3	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (6)
10.4	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Dennis Hanson (3)
10.5	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (6)
10.6	Employment Agreement, dated as of January 4, 1999, between the Registrant and Dana Messina (7)
10.7	Employment Agreement, dated as of January 4, 1999, between the Registrant and Kyle Kirkland (7)
10.8	Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips Electronics North American Corporation (1)
10.9	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
10.10	Amended and Restated 1996 Stock Plan of the Registrant (14)
10.11	Form of Non-compete Agreement dated July 1996 between Steinway Musical Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (5)
10.12	Employment Agreement dated November 11, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr. (14)
10.13	Working Agreement between Conn-Selmer, Inc. and United Automobile, Aerospace and Agriculture Implement Workers of America, Local No. 612 (15)
10.14	Working Agreement between Vincent Bach Division of Conn-Selmer, Inc. and United Automobile, Aerospace and Agricultural Implement Workers of America Local No. 634 (15)
10.15	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359 (20)
10.16	Agreement between Steinway, Inc. d/b/a Steinway & Sons and Local 102 F.W. AFL-CIO (16)
10.17

Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Jointers of America (21)

10.18	Labor Contract Agreement between Frank Holton Company and Local No. M94 of the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers, and Helpers (21)
10.19	Asset Purchase Agreement (the “Asset Purchase Agreement”) dated July 22,2004 by and between G. Leblanc Corporation, and Steinway Musical Instruments, Inc. (16)
10.20	The Deferred Compensation Incentive Plan for Steinway Musical Instruments, Inc. effective January 1, 2001 (23)
10.21	Summary Description of Compensation for Non-Employee Directors (24)
14.0	Code of Ethics and Professional Conduct (19)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

(1)	Previously filed with the Commission on February 8, 1994 as an exhibit to the Registrant’s Registration Statement on Form S-1.

(2)	Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant’s Current Report on Form 8-K.

(3)	Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(4)	Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1.

(5)	Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1.

(6)	Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(7)	Previously filed with the Commission on August 16, 1999 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(8)	Previously filed with the Commission on July 27, 2000 as an exhibit to the Registrant’s Current Report on Form 8-K.

(9)	Previously filed with the Commission on September 29, 2000 as an exhibit to the Registrant’s Current Report on Form 8-K.

(10)	Previously filed with the Commission on August 14, 2001 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(11)	Previously filed with the Commission on November 13, 2001 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(12)	Previously filed with the Commission on June 12, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(13)	Previously filed with the Commission on March 28, 2001 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(14)	Previously filed with the Commission on March 18, 2003 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(15)	Previously filed with the Commission on August 12, 2003 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(16)	Previously filed with the Commission on March 16, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(17)	Previously filed with the Commission on July 27, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K.

(18)	Previously filed with the Commission on August 5, 2004 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(19)	Previously filed with the Commission on March 31, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(20)	Previously filed with the Commission on May 10, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(21)	Previously filed with the Commission on November 9, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(22)	Previously filed with the Commission on February 27, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K.

(23)	Previously filed with the Commission on March 28, 2002 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(24)	Previously filed with the Commission on May 20, 2005 in the Registrant’s Current Report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.

By:	/s/ Dana D. Messina	March 30, 2006
Dana D. Messina		(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listen below on March 16, 2006:

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