Form 10-Q
period 2006-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2006-05-10
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                    Accelerated filer ☒                                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of Common Stock issued and outstanding as of May 5, 2006:	Class A	477,952
	Ordinary	7,852,731
	Total	8,330,683

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Consolidated and Condensed Consolidated Financial Statements:

Consolidated Statements of Operations Three months ended March 31, 2006 and March 31, 2005

Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005

Consolidated Statements of Cash Flows Three months ended March 31, 2006 and March 31, 2005

Consolidated Statement of Stockholders’ Equity Three months ended March 31, 2006

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

Signatures

ITEM 1 CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In Thousands Except Share and Per Share Amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net sales	$95,194	$91,342
Cost of sales	69,202	65,645

Gross profit	25,992	25,697

Operating expenses:
Sales and marketing	11,727	11,272
General and administrative	8,378	6,975
Amortization	229	282
Other operating expenses	147	110
Total operating expenses	20,481	18,639

Income from operations	5,511	7,058

Other income, net	(751)	(439)
Loss on extinguishment of debt	6,611	—
Interest income	(1,727)	(970)
Interest expense	4,475	4,139
Total non-operating expenses	8,608	2,730

(Loss) income before income taxes	(3,097)	4,328

Income tax (benefit) provision	(1,255)	1,730

Net (loss) income	$(1,842)	$2,598

(Loss) earnings per share:
Basic	$(0.23)	$0.32
Diluted	$(0.23)	$0.32

Weighted average shares:
Basic	8,152,369	8,030,879
Diluted	8,152,369	8,241,196

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In Thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$71,926	$34,952
Accounts, notes and other receivables, net of allowances of $12,814 and $12,323 in 2006 and 2005, respectively	86,966	81,880
Inventories	159,123	159,310
Prepaid expenses and other current assets	18,206	11,653
Deferred tax assets	8,084	7,936
Total current assets	344,305	295,731

Property, plant and equipment, net of accumulated depreciation of $78,165 and $75,734 in 2006 and 2005, respectively	96,574	96,664
Trademarks	13,324	13,233
Goodwill	30,376	30,088
Other intangibles, net	5,629	4,128
Other assets	15,950	15,811
Total assets	$506,158	$455,655

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$58,170	$12,977
Accounts payable	15,836	13,805
Other current liabilities	46,788	45,099
Total current liabilities	120,794	71,881

Long-term debt	187,717	191,715
Deferred tax liabilities	15,444	15,326
Other non-current liabilities	28,904	27,903
Total liabilities	352,859	306,825

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	88,332	83,062
Retained earnings	124,537	126,379
Accumulated other comprehensive loss	(12,144)	(13,185)
Treasury stock, at cost	(47,436)	(47,436)
Total stockholders’ equity	153,299	148,830
Total liabilities and stockholders’ equity	$506,158	$455,655

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In Thousands)

	Three months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net (loss) income	$(1,842)	$2,598
Adjustments to reconcile net (loss) income to cash
flows from operating activities:
Depreciation and amortization	2,667	2,839
Amortization of bond discount	16	—
Amortization of bond premium	(42)	(63)
Loss on extinguishment of debt	6,611	—
Stock-based compensation expense	271	—
Excess tax benefits from stock-based awards	(411)	—
Tax benefit from stock option exercises	891	32
Deferred tax benefit	(111)	(159)
Other	58	131
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(4,785)	(882)
Inventories	488	(7,179)
Prepaid expenses and other assets	(3,395)	1,548
Accounts payable	1,591	(394)
Other liabilities	1,855	1,151
Cash flows from operating activities	3,862	(378)

Cash flows from investing activities:
Capital expenditures	(1,144)	(1,212)
Proceeds from disposals of property, plant, and equipment	—	304
Cash flows from investing activities	(1,144)	(908)

Cash flows from financing activities:
Borrowings under lines of credit	7,413	1,349
Repayments under lines of credit	(7,155)	(658)
Debt issuance costs	(4,150)	—
Proceeds from issuance of debt	173,676	—
Repayments of long-term debt	(131,453)	(1,595)
Premium paid on extinguishment of debt	(5,482)	—
Proceeds from issuance of common stock	699	252
Excess tax benefits from stock-based awards	411	—
Cash flows from financing activities	33,959	(652)

Effect of foreign exchange rate changes on cash	297	(713)

Increase (decrease) in cash	36,974	(2,651)
Cash, beginning of period	34,952	27,372
Cash, end of period	$71,926	$24,721

Supplemental Cash Flow Information
Interest paid	$4,210	$815
Taxes paid	$1,582	$3,685

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2006	$10	$83,062	$126,379	$(13,185)	$(47,436)	$148,830
Comprehensive (loss) income:
Net loss			(1,842)			(1,842)
Foreign currency translation adjustment				1,027		1,027
Holding gain on marketable securities, net				14		14
Total comprehensive loss						(801)
Exercise of options for 214,073 shares of common stock	—	4,108				4,108
Stock-based compensation		271				271
Tax benefit of options exercised		891				891
Balance, March 31, 2006	$10	$88,332	$124,537	$(12,144)	$(47,436)	$153,299

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2006
Unaudited
(Tabular Amounts In Thousands Except Share, Per Share, Option and Per Option Data)

(1)           Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2005, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the consolidated and condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Principles of Consolidation—Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly-owned, including The Steinway Piano Company, Inc. (“Steinway”) and Conn-Selmer, Inc. (“Conn-Selmer”). Intercompany balances have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes—We provide for income taxes using an asset and liability approach. We compute deferred income tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amount that more likely than not will be realized.

Stock-based Compensation—We have an employee stock purchase plan (“Purchase Plan”) and a stock award plan (“Stock Plan”). Prior to January 1, 2006, we used the intrinsic-value method of accounting for our stock-based employee compensation arrangements. Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” using the modified prospective application method. Under this transition method, we are required to record compensation cost for all awards granted after the date of adoption and for the unvested portion of the previously granted awards that remain outstanding at the date of adoption. We are not required to restate prior period results.

Earnings (Loss) per Common Share—We compute basic (loss) earnings per share using the weighted-average number of common shares outstanding during each period. Diluted (loss) earnings per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2006	2005
For basic (loss) earnings per share	8,152,369	8,030,879
Dilutive effect of stock options	—	210,317
For diluted (loss) earnings per share	8,152,369	8,241,196

We did not include 612,300 of outstanding options to purchase shares of common stock in the computation of diluted loss per common share for the three months ended March 31, 2006 because their impact would have been antidilutive. All outstanding options were included in the computation of diluted net earnings per common share for the three months ended March 31, 2005 because the exercise prices of the outstanding options were less than the average market price of our common shares.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) is comprised of net (loss) income, foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on available-for-sale (“AFS”) marketable securities. The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Gain on AFS Securities	Tax Impact of Unrealized Holding Gain on AFS Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balance, January 1, 2006	$(2,631)	$213	$(85)	$(17,424)	$6,742	$(13,185)
Activity	1,027	24	(10)	—	—	1,041
Balance, March 31, 2006	$(1,604)	$237	$(95)	$(17,424)	$6,742	$(12,144)

Recent Accounting Pronouncements — In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interest in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We do not expect this statement to have a material impact on our financial position or results of operations.

(3)           Inventories

	March 31, 2006	December 31, 2005
Raw materials	$21,585	$23,218
Work-in-process	48,048	47,511
Finished goods	89,490	88,581
	$159,123	$159,310

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

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2006	$21,533	$8,555	$30,088
Foreign currency translation impact	288	—	288
Balance, March 31, 2006	$21,821	$8,555	$30,376

Trademarks:
Balance, January 1, 2006	$7,409	$5,824	$13,233
Foreign currency translation impact	91	—	91
Balance, March 31, 2006	$7,500	$5,824	$13,324

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balance. These assets consist of the following:

	March 31, 2006	December 31, 2005
Gross deferred financing costs	$6,869	$8,467
Accumulated amortization	(1,576)	(4,701)
Deferred financing costs, net	$5,293	$3,766

Gross covenants not to compete	$500	$500
Accumulated amortization	(164)	(138)
Covenants not to compete, net	$336	$362

The change in gross deferred financing costs and related accumulated amortization during the three months ended March 31, 2006 is primarily attributable to the write-off of the assets associated with our term loan which we repaid, the extinguishment of a large portion of our 8.75% Senior Notes, and the establishment of a new deferred financing cost asset associated with the issuance of our 7.00% Senior Notes. These events are described more fully in Note 6.

The weighted-average amortization period for deferred financing costs is 7 years, and the weighted-average amortization period of covenants not to compete is 5 years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended March 31,
	2006	2005
Amortization expense	$229	$282

The following table shows the total estimated amortization expense for 2006 and the next five succeeding fiscal years:

Estimated amortization expense:	Amount
2006	$812
2007	768
2008	731
2009	600
2010	520
2011	517

(5)                                 Other Current Liabilities

	March 31, 2006	December 31, 2005
Accrued payroll and related benefits	$20,140	$17,622
Current portion of pension liability	3,631	3,441
Accrued warranty expense	1,893	1,857
Accrued interest	3,353	3,134
Deferred income	6,190	5,482
Environmental liabilities	3,774	3,820
Other accrued expenses	7,807	9,743
Total	$46,788	$45,099

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the three months ended March 31, 2006 and 2005, and the year ended December 31, 2005 is as follows:

	March 31, 2006	March 31, 2005	December 31, 2005
Beginning balance	$1,857	$2,139	$2,139
Additions	271	235	858
Claims and reversals	(249)	(215)	(1,045)
Foreign currency translation impact	14	(33)	(95)
Ending balance	$1,893	$2,126	$1,857

(6)           Long-Term Debt

During the three months ended March 31, 2006, we significantly restructured our long-term debt. We repaid our larger, higher interest term loan, which had an outstanding balance of $16.6 million at December 31, 2005. We also issued $175.0 million of 7.00% Senior Notes and extended a tender offer to purchase the $166.2 million of our outstanding 8.75% Senior Notes. We issued our new 7.00% Senior Notes at 99.2435%, and received proceeds of $170.2 million, net of associated fees. We used a majority of the proceeds to extinguish $114.6 million of the 8.75% Senior Notes and pay remaining outstanding debt issuance costs. In order to extinguish the remaining $51.6 million 8.75% Senior Notes outstanding at March 31, 2006, we exercised our right to call these notes, which we extinguished subsequent to period end, on April 17, 2006. As a result of these activities, our long-term debt at March 31, 2006 consists of the following:

	March 31, 2006	December 31, 2005
Term loans	$15,137	$32,011
8.75% Senior Notes	51,615	166,194
7.00% Senior Notes	175,000	—
Unamortized bond premium	—	1,332
Unamortized bond discount	(1,308)	—
Open account loans, payable on demand	5,443	5,155
Total	245,887	204,692
Less: current portion	(58,170)	(12,977)
Long-term debt	$187,717	$191,715

In conjunction with our debt restructuring activities, we recorded a net loss on extinguishment of debt of $6.6 million in the period ended March 31, 2006, which consists of the following:

March 31, 2006
Deferred financing costs write-off - term loan	$977
Deferred financing costs write-off - 8.75% Senior Notes	1,442
Prepayment premiums pursuant to the tender offer	5,482
Bond premium write-off	(1,290)
Total net loss on extinguishment of debt	$6,611

Scheduled payments of long-term debt are as follows:

March 31, 2006
Remainder of 2006	$57,882
2007	1,179
2008	13,134
2009	—
2010	—
Thereafter	175,000
Total	$247,195

(7)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of March 31, 2006 our Chairman and Chief Executive Officer owned 100% of the Class A common shares, representing approximately 86% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan - We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. We have reserved 500,000 shares for issuance under this plan. Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings.

Stock Plan - The 1996 stock plan, as amended, provides for the granting of up to 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five year vesting terms and ten year option terms. Upon option exercise, we issue shares of Ordinary common stock, and will continue to issue shares, until we have reached our registered share limitation. At that time, we will issue shares out of treasury stock. We have reserved 721,750 treasury stock shares for this purpose.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” to account for our stock compensation arrangements, using the modified prospective application transition method. Accordingly, we did not restate the results of prior periods. Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and did not recognize any compensation cost associated with employee stock options because the exercise price was equal to the market price at the date of option grant. SFAS No. 123R requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent upon the employee providing additional service. The following table illustrates the effect on net (loss) income and (loss) earnings per share as if we had applied the fair value method to measure stock-based employee compensation prior to the adoption of SFAS No. 123R and the stock-based compensation expense which resulted from applying the fair value method in the current period:

	Three Months Ended March 31,
	2006	2005
Net (loss) income, as reported	$(1,842)	$2,598
Add: Stock-based compensation expense included in reported net loss, net of related tax effects of $41	230	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method, net of related tax effects of $41 and $36 in 2006 and 2005, respectively	(230)	(252)

Pro forma net (loss) income	$(1,842)	$2,346

(Loss) earnings per share:
Basic - as reported	$(0.23)	$0.32
Basic - pro forma	$(0.23)	$0.29
Diluted - as reported	$(0.23)	$0.32
Diluted - pro forma	$(0.23)	$0.28

As a result of adopting SFAS No. 123R, our loss before income taxes and net loss for the three months ended March 31, 2006 are greater by approximately $0.3 million and $0.2 million, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share include $.03 of stock-based compensation cost, and cash flows from operating activities for the three months ended March 31, 2006 are $0.4 million lower as a result of classifying excess tax benefits as cash flows from financing activities under SFAS No. 123R.

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of our stock, as our options are not readily tradable. We use historical data to estimate option exercise and employee termination behavior within our valuation model and have segregated our employees into groups based on similarities in historical exercise behavior. The risk-free interest rate in the current period is based on the weighted-average of U.S. Treasury rates over the contractual term of the option feature in the Purchase Plan. There were no stock option awards issued during the three months ended March 31, 2006 and 2005. Key assumptions used to apply this pricing model to the option feature in the Purchase Plan are as follows:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	3.80%	2.04%
Weighted-average expected life of option feature in the Purchase Plan (in years)	1.00	1.00
Weighted-average expected life of option grants (in years)	N/A	N/A
Expected volatility of underlying stock	23%	27%

The weighted-average fair value of the option feature in the Purchase Plan is as follows:

	Three Months Ended March 31,
	2006	2005
Option feature in Purchase Plan	$7.25	$7.33

The following table sets forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2006	9,476	$25.42
Shares subscribed	5,852	25.42
Exercised	—	—
Canceled	(476)	25.42
Outstanding at March 31, 2006	14,852	$25.42	0.33	$95,053

The following table sets forth information regarding the Stock Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2006	826,773	$20.33
Granted	—	—
Exercised	(214,073)	19.19
Forfeited	(400)	19.04
Outstanding at March 31, 2006	612,300	$20.73	6.8	$6,788,401

Exercisable at March 31, 2006	281,400	$19.87	6.1	$3,362,158

The total intrinsic value of the options exercised during the period ended March 31, 2006 and 2005 was $2.5 million and $0.1 million, respectively.

As of March 31, 2006, there was $1.9 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan which is expected to be recognized over a period of 2.4 years.

As reported in the statement of cash flows, cash received from option exercises under the Stock Plan for the period ended March 31, 2006 was $0.7 million. At March 31, 2006, we included $3.4 million of in-transit proceeds from issuance of stock in prepaid expenses and other current assets. These proceeds were received in April 2006. SFAS No. 123R requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as a cash flow from financing activities. Prior to the adoption of SFAS No. 123R, such excess tax benefits were classified as operating cash flows. Accordingly, $0.9 million of tax benefit from stock option exercises is presented as a cash inflow from operating activities and $0.4 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows.

(8)           Other Income, Net

	Three Months Ended March 31,
	2006	2005
West 57th building income	$(1,163)	$(1,163)
West 57th building expenses	818	814
Foreign exchange (gains) losses, net	(350)	(15)
Miscellaneous	(56)	(75)
Other income, net	$(751)	$(439)

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

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”). When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008; however, we cannot provide assurance that it will continue to do so in the future. Four matters covered by the Environmental Indemnity Agreement are currently pending. Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs. On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois. Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement. At the fourth site, which is a third-party waste disposal site, the EPA has named over 40 persons or entities as potentially responsible parties (“PRP”), including four Conn-Selmer predecessor entities. The four entities have been involved as members of PRP group in the ongoing negotiations with the site owners, the largest contributor, and the EPA in an attempt to reach a settlement and release PRP group members from further potential liability. We expect a decision on the proposed settlement to be reached within the next twelve months. For two of these predecessor entities, which were previously owned by Philips, this matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement. With respect to the other two entities, based on current information concerning estimated cleanup costs at the site, and our share of liability, we do not believe our liability will be material.

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

Environmental Payments
2006	$100
2007	78
2008	56
2009	56
2010	56
Thereafter	555
$901

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

10)          Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Service cost	$243	$126	$207	$168
Interest cost	785	566	351	325
Expected return on plan assets	(1,151)	(782)	(74)	(75)
Amortization of prior service cost	110	76	—	—
Amortization of net loss	176	114	—	—
Net periodic benefit cost	$163	$100	$484	$418

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$12	$11
Interest cost	34	36
Amortization of transition obligation	9	13
Amortization of net loss	13	—
Net postretirement benefit cost	$68	$60

Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2006 and, through March 31, 2006, we have not made any contributions to this plan. Nevertheless, we expect to contribute approximately $2.0 million to our domestic pension plan in the current year. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.2 million for the current year. As of March 31, 2006, we have made contributions of less than $0.1 million to this plan. The pension plans of our German subsidiaries do not hold any assets and pay participant benefits as incurred. Expected 2006 benefit payments under these plans are $1.0 million. For the three months ended March 31, 2006, we have made benefit payments of $0.2 million under these plans.

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

The following tables present information about our operating segments for the three months ended March 31, 2006 and 2005:

	Piano Segment				Band & Orchestral Segment
Three months ended 2006	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consolidated
Net sales to external customers	$24,655	$9,688	$7,785	$42,128	$51,258	$1,808	$53,066	$—	$95,194
Income (loss) from operations	423	1,579	449	2,451	4,280	(86)	4,194	(1,134)	5,511

	Piano Segment				Band & Orchestral Segment
Three months ended 2005	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consolidated
Net sales to external customers	$25,917	$10,314	$7,544	$43,775	$45,751	$1,816	$47,567	$—	$91,342
Income (loss) from operations	2,478	2,206	551	5,235	2,714	(54)	2,660	(837)	7,058

(12) Summary of Guarantees

Our payment obligations under our 8.75% Senior Notes and 7.00% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Conn-Selmer, Steinway, and certain other of our direct and indirect wholly-owned subsidiaries, each a Guarantor (the “Guarantor Subsidiaries”). These subsidiaries represent all of our (the “Issuer”) operations conducted in the United States. The remaining subsidiaries, which do not guarantee either Notes, represent non-U.S. operations (the “Non Guarantor Subsidiaries”).

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Net sales	$—	$77,338	$20,053	$(2,197)	$95,194
Cost of sales	—	58,432	12,988	(2,218)	69,202

Gross profit	—	18,906	7,065	21	25,992

Operating expenses:
Sales and marketing	—	8,762	2,965	—	11,727
General and administrative	2,472	4,232	1,674	—	8,378
Amortization of intangible assets	138	88	3	—	229
Other operating (income) expense	(1,476)	1,200	423	—	147
Total operating expenses	1,134	14,282	5,065	—	20,481

(Loss) income from operations	(1,134)	4,624	2,000	21	5,511

Other income, net	(16)	(579)	(156)	—	(751)
Loss on extinguishment of debt	5,634	977	—	—	6,611
Interest income	(4,978)	(1,434)	(79)	4,764	(1,727)
Interest expense	3,905	5,195	139	(4,764)	4,475
Total non-operating expenses	4,545	4,159	(96)	—	8,608

(Loss) income before income taxes	(5,679)	465	2,096	21	(3,097)

Income tax (benefit) provision	(2,334)	45	1,026	8	(1,255)

Net (loss) income	$(3,345)	$420	$1,070	$13	$(1,842)

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
 THREE MONTHS ENDED MARCH 31, 2005
Unaudited
 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Net sales	$—	$74,603	$20,963	$(4,224)	$91,342
Cost of sales	—	56,567	13,371	(4,293)	65,645

Gross profit	—	18,036	7,592	69	25,697

Operating expenses:
Sales and marketing	—	8,318	2,954	—	11,272
General and administrative	1,771	3,612	1,592	—	6,975
Amortization	117	162	3	—	282
Other operating (income) expense	(1,051)	825	336	—	110
Total operating expenses	837	12,917	4,885	—	18,639

(Loss) income from operations	(837)	5,119	2,707	69	7,058

Other income, net	(8)	(416)	(15)	—	(439)
Interest income	(3,665)	(5,950)	(90)	8,735	(970)
Interest expense	3,858	8,942	74	(8,735)	4,139
Total non-operating expenses	185	2,576	(31)	—	2,730

(Loss) income before income taxes	(1,022)	2,543	2,738	69	4,328

Income tax (benefit) provision	537	(30)	1,165	58	1,730

Net (loss) income	$(1,559)	$2,573	$1,573	$11	$2,598

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2006
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$85,481	$13,032	$(26,587)	$71,926
Accounts, notes and other receivables, net	—	79,484	7,482	—	86,966
Inventories	—	119,214	40,824	(915)	159,123
Prepaid expenses and other current assets	10,349	6,626	1,231	—	18,206
Deferred tax assets	41	9,272	6,161	(7,390)	8,084
Total current assets	10,390	300,077	68,730	(34,892)	344,305

Property, plant and equipment, net	171	78,838	17,565	—	96,574
Investment in subsidiaries	69,643	115,054	(2,082)	(182,615)	—
Trademarks	—	9,319	4,005	—	13,324
Goodwill	—	17,973	12,403	—	30,376
Other intangibles, net	4,911	653	65	—	5,629
Other assets	4,430	8,985	2,535	—	15,950
TOTAL ASSETS	$89,545	$530,899	$103,221	$(217,507)	$506,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,615	$1,112	$5,443	$—	$58,170
Accounts payable	778	11,654	3,404	—	15,836
Other current liabilities	5,322	26,450	15,316	(300)	46,788
Total current liabilities	57,715	39,216	24,163	(300)	120,794

Long-term debt	173,692	40,612	—	(26,587)	187,717
Intercompany	(229,091)	228,794	329	(32)	—
Deferred tax liabilities	95	17,732	5,007	(7,390)	15,444
Other non-current liabilities	1,388	4,201	23,315	—	28,904
Total liabilities	3,799	330,555	52,814	(34,309)	352,859

Stockholders’ equity	85,746	200,344	50,407	(183,198)	153,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,545	$530,899	$103,221	$(217,507)	$506,158

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,345)	$420	$1,070	$13	$(1,842)
Adjustments to reconcile net (loss) income
to cash flows from operating activities:
Depreciation and amortization	160	2,065	442	—	2,667
Amortization of bond discount	16	—	—	—	16
Amortization of bond premium	(42)	—	—	—	(42)
Loss on extinguishment of debt	5,634	977	—	—	6,611
Stock-based compensation expense	103	152	16	—	271
Excess tax benefits from stock-based awards	(411)	—	—	—	(411)
Tax benefit from stock option exercises	891	—	—	—	891
Deferred tax benefit	(31)	(41)	(39)	—	(111)
Other	—	61	(3)	—	58
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(7,649)	2,864	—	(4,785)
Inventories	—	2,125	(1,521)	(116)	488
Prepaid expenses and other assets	(3,258)	250	(387)	—	(3,395)
Accounts payable	314	1,686	(409)	—	1,591
Other liabilities	702	1,882	(737)	8	1,855
Cash flows from operating activities	733	1,928	1,296	(95)	3,862

Cash flows from investing activities:
Capital expenditures	(9)	(940)	(195)	—	(1,144)
Cash flows from investing activities	(9)	(940)	(195)	—	(1,144)

Cash flows from financing activities:
Borrowings under lines of credit	—	(1,441)	7,413	1,441	7,413
Repayments under lines of credit	—	—	(7,155)	—	(7,155)
Debt issuance costs	(4,150)	—	—	—	(4,150)
Proceeds from issuance of debt	173,676	—	—	—	173,676
Repayments of long-term debt	(114,579)	(16,874)	—	—	(131,453)
Premium paid on extinguishment of debt	(5,482)	—	—	—	(5,482)
Proceeds from issuance of common stock	699	—	—	—	699
Excess tax benefits from stock-based awards	411	—	—	—	411
Intercompany transactions	(51,299)	54,018	(2,814)	95	—
Cash flows from financing activities	(724)	35,703	(2,556)	1,536	33,959

Effect of exchange rate changes on cash	—	—	297	—	297

Decrease in cash	—	36,691	(1,158)	1,441	36,974
Cash, beginning of year	—	48,790	14,190	(28,028)	34,952

Cash, end of period	$—	$85,481	$13,032	$(26,587)	$71,926

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005
Unaudited
 (In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,559)	$2,573	$1,573	$11	$2,598
Adjustments to reconcile net (loss) income
to cash flows from operating activities:
Depreciation and amortization	136	2,237	467	(1)	2,839
Amortization of bond premium	(63)	—	—	—	(63)
Tax benefit from stock option exercises	32	—	—	—	32
Deferred tax benefit	(18)	(65)	(76)	—	(159)
Other	—	183	(52)	—	131
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(4,027)	3,145	—	(882)
Inventories	—	(4,325)	(2,786)	(68)	(7,179)
Prepaid expenses and other assets	97	2,146	(695)	—	1,548
Accounts payable	(436)	(829)	871	—	(394)
Other liabilities	1,632	(285)	(254)	58	1,151
Cash flows from operating activities	(179)	(2,392)	2,193	—	(378)

Cash flows from investing activities:
Capital expenditures	(74)	(808)	(330)	—	(1,212)
Proceeds from disposal of fixed assets	—	—	304	—	304
Cash flows from investing activities	(74)	(808)	(26)	—	(908)

Cash flows from financing activities:
Borrowings under lines of credit	—	—	1,349	—	1,349
Repayments under lines of credit	—	(852)	(658)	852	(658)
Repayments of long-term debt	—	(1,595)	—	—	(1,595)
Proceeds from issuance of stock	252	—	—	—	252
Intercompany transactions	1	2,942	(2,943)	—	—
Cash flows from financing activities	253	495	(2,252)	852	(652)

Effect of exchange rate changes on cash	—	—	(713)	—	(713)

Increase (decrease) in cash	—	(2,705)	(798)	852	(2,651)
Cash, beginning of period	—	44,990	14,238	(31,856)	27,372

Cash, end of period	$—	$42,285	$13,440	$(31,004)	$24,721

(13)                          Subsequent Events

On April 1, 2006, the employees at our Elkhart, Indiana brass instrument manufacturing facility went on strike. These 230 employees are members of Local 364 of the United Auto Workers (“UAW”) and represent approximately 19% of our band division’s workforce. We will incur unabsorbed overhead costs during the strike. Although our ability to produce certain instruments may be adversely impacted, based on our existing inventories, other brass instrument facilities, and foreign sources at our disposal we should be able to meet demand for most brass instruments in the near-term.

On April 17, 2006, we redeemed the remaining outstanding 8.75% Senior Notes pursuant to our exercise of the right to call this debt. This transaction resulted in a loss on extinguishment of $3.1 million, comprised of $2.3 million in call premiums and $0.8 million in the write-off of associated deferred financing costs.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Inventory

We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We cost our inventory using standard costs. Accordingly, variances between actual and standard costs that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns.

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

Pensions and Other Post Retirement Benefit Costs

We make certain assumptions when calculating our benefit obligations and expenses.  We base our selection of assumptions, such as discount rates and long-term rates of return, on information provided by our actuaries, investment advisors, investment committee, current rate trends, and historical trends for our pension asset portfolio. Our benefit obligations and expenses can fluctuate significantly based on the assumptions management selects.

Deferred Income Taxes

A valuation allowance has been recorded for certain deferred tax assets related to foreign tax credit carryforwards and state net operating loss carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be fully realized. The ultimate realization of these assets is dependent upon many factors, including the ratio of foreign source income to overall income and generation of sufficient future taxable income in the states for which we have loss carryforwards. When establishing or adjusting valuation allowances, we consider these factors, as well as anticipated trends in foreign source income and tax planning strategies which may impact future realizability of these assets.

Stock-based Compensation

We grant stock-based compensation awards which generally vest over a specified period. When determining the fair value of stock options and subscriptions to purchase shares under the Purchase Plan, we use the Black-Scholes option valuation model, which requires input of certain management assumptions, including dividend yield, expected volatility, risk-free interest rate, expected life of stock options granted during the period, and the life applicable to the Purchase Plan subscriptions. The estimated fair value of the options and subscriptions to purchase shares, and the resultant stock-based compensation expense can fluctuate based on the assumptions used by management.

Environmental Liabilities

We make certain assumptions when calculating our environmental liabilities. We base our selection of assumptions, such as cost and length of time for remediation, on data provided by our environmental consultants, as well as information provided by regulatory authorities. We also make certain assumptions regarding the indemnifications we have received from others, including whether remediation costs are within the scope of the indemnification, the indemnifier’s ability to perform under the agreement, and whether past claims have been successful. Our environmental obligations and expenses can fluctuate significantly based on management’s assumptions.

We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our financial statements.

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following:  changes in general economic conditions; geopolitical events; increased competition; work stoppages and slowdowns; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new band instrument product and distribution strategies; ability of suppliers to meet demand; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully integrate and operate acquired businesses. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, and in our Final Prospectus filed in August 1996. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Three Months Ended March 31,				Change
	2006		2005		$	%
Net sales
Band	$53,066		$47,567		5,499	11.6
Piano	42,128		43,775		(1,647)	(3.8)
Total sales	95,194		91,342		3,852	4.2

Cost of sales
Band	41,005		37,814		3,191	8.4
Piano	28,197		27,831		366	1.3
Total cost of sales	69,202		65,645		3,557	5.4

Gross profit
Band	12,061	22.7%	9,753	20.5%	2,308	23.7
Piano	13,931	33.1%	15,944	36.4%	(2,013)	(12.6)
Total gross profit	25,992		25,697		295	1.1
	27.3%		28.1%

Operating expenses	20,481		18,639		1,842	9.9

Income from operations	5,511		7,058		(1,547)	(21.9)

Other income, net	(751)		(439)		(312)	71.1
Loss on extinguishment of debt	6,611		—		6,611	100.0
Net interest expense	2,748		3,169		(421)	(13.3)
Non-operating expenses	8,608		2,730		5,878	215.3

(Loss) income before income taxes	(3,097)		4,328		(7,425)	(171.6)

Income tax (benefit) provision	(1,255)	40.5%	1,730	40.0%	(2,985)	(172.5)

Net (loss) income	$(1,842)		$2,598		(4,440)	(170.9)

Overview — Band division revenues increased as a result of promotional efforts geared towards professional instruments. The manufacturing inefficiencies and supply issues for certain woodwind and sourced products that we experienced in the year-ago period have been corrected, enabling us to reduce production variances and improve delivery of these products. Band margins also improved as we have sold through our purchased Leblanc inventory, which was written up to fair value upon acquisition.

Domestic piano revenues declined primarily on downturns in demand for our Boston products. Overseas piano revenue remained relatively stable due to wholesale demand in Europe. Margins deteriorated from the year-ago period due largely to the two-week shutdown of our domestic piano facility, which was done to control inventory.

Net Sales — The increase in net sales of $3.9 million resulted from improved performance in the band segment. Total unit shipments increased 4%, driven by an increase in band unit shipments. An increase in accessory sales and student woodwind products also contributed to the revenue improvement. Piano sales decreased $1.6 million as a result of the adverse foreign currency translation impact of $1.6 million. Standard price increases on Steinway and Boston products and an improvement in overseas Steinway grand unit shipments of 8% helped mitigate the decrease in domestic sales of Boston products of $1.5 million, which corresponded to a decrease in domestic unit shipments of 17%. Although domestic retail sales increased $1.1 million, this was offset by a deterioration of domestic sales to dealers in the current period.

Gross Profit — Gross profit improved $0.3 million driven by an increase in band sales and margin improvements. Lower charges ($0.1 million as opposed to $0.7 million) arising from the sell-through of purchased Leblanc inventory, which was written up to fair value upon acquisition, drove the band margin increase from 20.5% to 22.7%. An increase in production efficiencies and a corresponding $0.4 million reduction in production variances, particularly at the woodwind manufacturing facility, also contributed to the improvement. In an effort to control inventories, we shut down production for two weeks at our domestic piano manufacturing facility, which resulted in underabsorption of overhead of approximately $0.9 million. This, coupled with the revenue decrease, resulted in the deterioration of piano division gross profit of $2.0 million in the current period.

Operating Expenses — Operating expenses increased $1.8 million as a result of increased personnel expenses, including stock-based compensation expense of $0.3 million, bonuses of $0.5 million, severance of $0.1 million, recruiting costs of $0.1 million, as well as legal fees of $0.3 million. Increased sales and marketing costs of $0.5 million associated with tradeshows, travel, and direct marketing campaigns also caused the increase in costs.

Non-operating Expenses — Non-operating expenses increased $5.9 million due to the loss on extinguishment of debt of $6.6 million resulting from the refinancing of our 8.75% Senior Notes and the early repayment of our acquisition term loan. This net loss was comprised of $5.5 million in premiums paid to bondholders, the write-off of term loan related deferred financing fees of $1.0 million, and the write-off of bond related deferred financing fees of $1.4 million, which were offset in part by the write-off of bond premium of $1.3 million.

Other income, net increased $0.3 million due to foreign exchange gains. Net interest expense decreased $0.4 million mainly due to the interest earned on the residual proceeds from the issuance of 7.00% Senior Notes of $46.6 million. Subsequent to quarter-end, these proceeds were used to redeem the remaining 8.75% Senior Notes.

Income Taxes — Our effective tax rate of 40.5% is relatively consistent with the 40.0% rate in the prior comparative period.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2006 and 2005 are summarized as follows:

	2006	2005	Change
Net (loss) income:	$(1,842)	$2,598	$(4,440)
Changes in operating assets and liabilities	(4,246)	(5,756)	1,510
Other adjustments to reconcile net (loss) income to cash from operating activities	9,950	2,780	7,170
Cash flows from operating activities	3,862	(378)	4,240

Cash flows from investing activities	(1,144)	(908)	(236)

Cash flows from financing activities	33,959	(652)	34,611

Cash flows generated from operating activities increased $4.2 million. Cash used for accounts receivable increased $3.9 million in conjunction with the increase in band sales, many of which resulted from March promotional activities. However, these activities contributed to the improvement in cash provided by inventories of $7.7 million.  The use of cash for investing activities increased $0.2 million despite consistent capital expenditures each period, as we benefited from $0.3 million of proceeds from disposals of property in the prior period. Cash provided by financing activities increased $34.6 million due to our bond refinancing, which generated proceeds of $173.7 million, offset by the repayment of our acquisition term loan of $16.6 million and extinguishment of $114.6 of our 8.75% Senior Note debt. Premiums paid on the extinguishment of debt of $5.5 million and costs related to the 7.00% Senior Note offering of $4.2 million also offset our bond refinancing proceeds.

Borrowing Activities and Availability — During the period we restructured our long-term debt and issued $175.0 million of 7.00% Senior Notes due 2014. We used the proceeds from this issuance to repay $114.6 million of our 8.75% Senior Notes pursuant to our tender offer to repurchase these notes from existing holders. The remaining proceeds, supplemented by borrowings on our line of credit, were used to extinguish the remaining $51.6 million of the 8.75% Senior Notes subsequent to March 31, 2006. This resulted in an additional loss on extinguishment of $3.1 million, comprised of $2.3 million in premiums paid to existing holders of 8.75% Senior Notes and $0.8 million in the write-off of associated deferred financing costs. We recorded interest on both the 8.75% Senior Notes and the 7% Senior Notes for the February — April timeframe during which both series of notes were outstanding. This double interest expense was partially offset by interest income on the unused debt issuance proceeds during the first quarter, and is not material to the financial statements. Once the double interest period has passed, we expect interest payment savings of approximately $2.3 million per year based on the difference in interest rates on the Senior Notes.

Our real estate term loan and domestic, seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”). The Credit Facility provides us with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory, and fixed assets. As of March 31, 2006, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances was approximately $83.6 million, net of letters of credit. The real estate term loan is payable in monthly installments of $0.2 million and includes interest at average 30-day London Interbank Offered Rate (“LIBOR”) (4.75% at March 31, 2006) plus 1.5%. This term loan is secured by all of our interests in the Steinway Hall property. The acquisition term loan was repaid during the period. All of our borrowings under the Credit Facility are secured by a first lien on our domestic inventory, receivables, and fixed assets.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.4 million ($19.9 million at the March 31, 2006 exchange rate), net of borrowing restrictions of €0.7 million ($0.9 million at the March 31, 2006 exchange rate) and are payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.5 million ($0.9 million at the March 31, 2006 exchange rate) for use by our U.K. branch and ¥300 million ($2.5 million at the March 31, 2006 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €1.8 million into U.S. dollars or Chinese yuan ($2.2 million at the March 31, 2006 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at fixed margins at rates of LIBOR plus 1% for British pound loans (6.0% at March 31, 2006), LIBOR plus 1% for U.S. dollar loans of our Chinese subsidiary (5.57% to 6.11% at March 31, 2006), and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.9% for Japanese yen loans (0.965% at March 31, 2006). We had $2.9 million outstanding as of March 31, 2006 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($3.9 million at the March 31, 2006 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (0.965% at March 31, 2006) and expires on January 31, 2010. As of March 31, 2006, we had $2.5 million outstanding on this revolving loan agreement.

At March 31, 2006, our total outstanding indebtedness amounted to $247.2 million, consisting of $51.6 million of 8.75% Senior Notes, $175.0 million of 7.00% Senior Notes, $15.1 million on the real estate term loan, and $5.4 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends. We were in compliance with all such covenants as of March 31, 2006 and do not anticipate any compliance issues in 2006.

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

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. We were able to effectively utilize cash flow from operations to fund our capital requirements and pay off our seasonal borrowings on our domestic line of credit.

Other than the restructuring of our long-term debt as described above, we do not have any current plans or intentions that will have a material impact on our liquidity in 2006, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2006.

Contractual Obligations — The following table provides a summary of our contractual obligations at March 31, 2006.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$346,367	$71,605	$39,703	$24,500	$210,559
Capital leases	62	13	30	19	—
Operating leases (2)	268,267	4,911	8,145	7,949	247,262
Purchase obligations (3)	11,279	11,099	163	17	—
Other long-term liabilities (4)	28,536	3,335	3,642	3,357	18,202
Total	$654,511	$90,963	$51,683	$35,842	$476,023

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable March 31, 2006 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure which occurred subsequent to March 31, 2006 is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $254.8 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4) Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 10 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interest in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We do not expect this statement to have a material impact on our financial position or results of operations.

ITEM 3                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts. They are not designated as hedges for accounting purposes. These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our revolving loans and term loans bear interest at rates that fluctuate with changes in LIBOR, TIBOR, and EURIBOR. As such, our interest expense on our revolving loans and term loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

The majority of our long-term debt is at a fixed interest rate. Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates. However, the fair value of our fixed interest debt would be sensitive to market rate changes. Such fair value changes may affect our decision whether to retain, replace, or retire this debt.

ITEM 4.     CONTROLS AND PROCEDURES

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

ITEM 6.                    EXHIBITS

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

Date:  May 9, 2006