Form 10-Q
period 2006-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2006-08-09
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of shares of Common Stock issued and outstanding as of August 6, 2006:	Class A	477,952
	Ordinary	7,884,152
	Total	8,362,104

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

ITEM 1                       CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$92,423	$89,761	$187,617	$181,103
Cost of sales	69,274	63,635	138,476	129,280

Gross profit	23,149	26,126	49,141	51,823

Operating expenses:
Sales and marketing	11,063	11,049	22,733	22,182
Provision for doubtful accounts	4,505	83	4,562	222
General and administrative	7,811	6,960	16,189	13,935
Amortization of intangible assets	197	284	426	566
Other operating (income) expenses	(32)	23	115	133
Total operating expenses	23,544	18,399	44,025	37,038

(Loss) income from operations	(395)	7,727	5,116	14,785

Other (income) expense, net	(695)	33	(1,446)	(406)
Loss on extinguishment of debt	3,063	—	9,674	—
Interest income	(880)	(723)	(2,607)	(1,693)
Interest expense	4,032	4,389	8,507	8,528
Total non-operating expenses	5,520	3,699	14,128	6,429

(Loss) income before income taxes	(5,915)	4,028	(9,012)	8,356

Income tax (benefit) provision	(5,054)	1,610	(6,309)	3,340

Net (loss) income	$(861)	$2,418	$(2,703)	$5,016

(Loss) earnings per share:
Basic	$(0.10)	$0.30	$(0.33)	$0.62
Diluted	$(0.10)	$0.29	$(0.33)	$0.61

Weighted average shares:
Basic	8,331,652	8,052,418	8,242,011	8,041,649
Diluted	8,331,652	8,276,096	8,242,011	8,259,070

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In Thousands)

	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash	$21,118	$34,952
Accounts, notes and other receivables, net of allowances of $18,899 and $12,323 in 2006 and 2005, respectively	90,307	81,880
Inventories	155,284	159,310
Prepaid expenses and other current assets	11,669	11,653
Deferred tax assets	18,383	7,936
Total current assets	296,761	295,731

Property, plant and equipment, net of accumulated depreciation of $81,306 and $75,734 in 2006 and 2005, respectively	96,448	96,664
Trademarks	13,540	13,233
Goodwill	31,062	30,088
Other intangibles, net	4,623	4,128
Other assets	15,661	15,811

Total assets	$458,095	$455,655

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$5,960	$12,977
Accounts payable	15,222	13,805
Other current liabilities	47,131	45,099
Total current liabilities	68,313	71,881

Long-term debt	187,544	191,715
Deferred tax liabilities	15,823	15,326
Other non-current liabilities	30,443	27,903
Total liabilities	302,123	306,825

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	88,804	83,062
Retained earnings	123,676	126,379
Accumulated other comprehensive loss	(9,082)	(13,185)
Treasury stock, at cost	(47,436)	(47,436)
Total stockholders’ equity	155,972	148,830

Total liabilities and stockholders’ equity	$458,095	$455,655

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In Thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,703)	$5,016
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	5,439	5,739
Amortization of bond discount	57	—
Amortization of bond premium	(42)	(126)
Loss on extinguishment of debt	9,674	—
Stock-based compensation expense	566	—
Excess tax benefits from stock-based awards	(417)	—
Tax benefit from stock option exercises	917	99
Deferred tax benefit	(10,227)	(279)
Provision for doubtful accounts	4,562	222
Other	(85)	(118)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(11,582)	(3,443)
Inventories	6,020	(13,145)
Prepaid expenses and other assets	(423)	2,821
Accounts payable	1,014	(1,097)
Other liabilities	1,619	(5,786)
Cash flows from operating activities	4,389	(10,097)

Cash flows from investing activities:
Capital expenditures	(2,565)	(2,349)
Proceeds from disposals of property, plant and equipment	331	1,353
Cash flows from investing activities	(2,234)	(996)

Cash flows from financing activities:
Borrowings under lines of credit	37,401	70,708
Repayments under lines of credit	(37,779)	(64,200)
Debt issuance costs	(4,145)	—
Proceeds from issuance of debt	173,676	—
Repayments of long-term debt	(183,331)	(4,090)
Premium paid on extinguishment of debt	(7,740)	—
Proceeds from issuance of common stock	4,259	656
Excess tax benefits from stock-based awards	417	—
Cash flows from financing activities	(17,242)	3,074

Effect of foreign exchange rate changes on cash	1,253	(1,611)

Decrease in cash	(13,834)	(9,630)
Cash, beginning of period	34,952	27,372

Cash, end of period	$21,118	$17,742

Supplemental Cash Flow Information
Interest paid	$7,163	$9,517
Taxes paid	$3,249	$6,694

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited
(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2006	$10	$83,062	$126,379	$(13,185)	$(47,436)	$148,830
Comprehensive loss:
Net loss			(2,703)			(2,703)
Foreign currency translation adjustment				4,111		4,111
Holding loss on marketable securities, net				(8)		(8)
Total comprehensive income						1,400
Exercise of options for 221,973 shares of common stock	—	4,259				4,259
Stock-based compensation		566				566
Tax benefit of options exercised		917				917
Balance, June 30, 2006	$10	$88,804	$123,676	$(9,082)	$(47,436)	$155,972

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2006
Unaudited
(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and six months ended June 30, 2006 and 2005 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2005, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.  We encourage you to read the consolidated and condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

(Loss) Earnings per Common Share - We compute basic (loss) earnings per share using the weighted-average number of common shares outstanding during each period.  Diluted (loss) earnings per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average shares:
For basic earnings per share	8,331,652	8,052,418	8,242,011	8,041,649
Dilutive effect of stock options	—	223,678	—	217,421
For diluted earnings per share	8,331,652	8,276,096	8,242,011	8,259,070

We did not include 628,200 outstanding options to purchase shares of common stock in the computation of diluted loss per common share for the three and six months ended June 30, 2006 because their impact would have been antidilutive.  All outstanding options were included in the computation of diluted net earnings per common share for the three and six months ended June 30, 2005 because the exercise prices of the outstanding options were less than the average market price of our common shares.

Accumulated Other Comprehensive Income (Loss) - Comprehensive income (loss) is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gains and losses on available-for-sale (“AFS”) marketable securities.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Gain on AFS Securities	Tax Impact of Unrealized Holding Gain on AFS Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance, January 1, 2006	$(2,631)	$213	$(85)	$(17,424)	$6,742	$(13,185)
Activity	4,111	(13)	5	—	—	4,103
Balance, June 30, 2006	$1,480	$200	$(80)	$(17,424)	$6,742	$(9,082)

Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that this statement will have on our financial position or result of operations.

Reclassification—We have reclassified our prior year provision for doubtful accounts and related cash flow effects to conform to the current year presentation. The provision for doubtful accounts was included in operating expenses within “Sales and marketing” in the prior year. The cash flow effects of changes in the provision for doubtful accounts were included in the “Other” line item on our prior year cash flow.

(3)           Inventories

	June 30, 2006	December 31, 2005
Raw materials	$20,504	$23,218
Work-in-process	43,953	47,511
Finished goods	90,827	88,581
	$155,284	$159,310

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

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2006	$21,533	$8,555	$30,088
Foreign currency translation impact	974	—	974
Balance, June 30, 2006	$22,507	$8,555	$31,062

Trademarks:
Balance, January 1, 2006	$7,409	$5,824	$13,233
Foreign currency translation impact	307	—	307
Balance, June 30, 2006	$7,716	$5,824	$13,540

We also carry certain intangible assets that are amortized.  Once fully amortized, these assets are removed from both the gross and accumulated amortization balance.  These assets consist of the following:

	June 30, 2006	December 31, 2005

Gross deferred financing costs	$5,260	$8,467
Accumulated amortization	(949)	(4,701)
Deferred financing costs, net	$4,311	$3,766

Gross covenants not to compete	$500	$500
Accumulated amortization	(188)	(138)
Covenants not to compete, net	$312	$362

The change in gross deferred financing costs and related accumulated amortization during the six months ended June 30, 2006 is primarily attributable to the write-off of the assets associated with our term loan which we repaid, the extinguishment of our 8.75% Senior Notes, and the recording of a new deferred financing costs associated with the issuance of our 7.00% Senior Notes.  These events are described more fully in Note 6.

The weighted-average amortization period for deferred financing costs is 8 years, and the weighted-average amortization period of covenants not to compete is 5 years.  Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Amortization expense	$197	$284	$426	$566

The following table shows the total estimated amortization expense for 2006 and the next five succeeding fiscal years:

Estimated amortization expense:	Amount

2006	$809
2007	766
2008	730
2009	598
2010	519
2011	515

(5)                                 Other Current Liabilities

	June 30, 2006	December 31, 2005
Accrued payroll and related benefits	$18,564	$17,622
Current portion of pension liability	3,813	3,441
Accrued warranty expense	1,894	1,857
Accrued interest	4,356	3,134
Deferred income	5,402	5,482
Environmental liabilities	3,719	3,820
Other accrued expenses	9,383	9,743
Total	$47,131	$45,099

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years.  The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the six months ended June 30, 2006 and 2005, and the year ended December 31, 2005 is as follows:

	June 30, 2006	June 30, 2005	December 31, 2005
Beginning balance	$1,857	$2,139	$2,139
Additions	534	542	858
Claims and reversals	(550)	(480)	(1,045)
Foreign currency translation impact	53	(81)	(95)
Ending balance	$1,894	$2,120	$1,857

(6)           Long-Term Debt

During the six months ended June 30, 2006, we significantly restructured our long-term debt.  We repaid our larger, higher interest term loan, which had an outstanding balance of $16.6 million at December 31, 2005.  We also issued $175.0 million of 7.00% Senior Notes and extended a tender offer to purchase the $166.2 million of our outstanding 8.75% Senior Notes.  We issued our new 7.00% Senior Notes at 99.2435%, and received proceeds of $170.2 million, net of associated fees.  We used the proceeds from this issuance to extinguish $114.6 million of the 8.75% Senior Notes pursuant to our tender offer in the first quarter of 2006.  The remaining proceeds, supplemented by borrowings on our line of credit, were used to exercise our right to call the remaining $51.6 million of 8.75% Senior Notes on April 17, 2006.  As a result of these activities, our long-term debt at June 30, 2006 consists of the following:

June 30, 2006
Term loans	$14,874
7.00% Senior Notes	175,000
Unamortized bond discount	(1,267)
Open account loans, payable on demand	4,897
Total	193,504
Less: current portion	(5,960)
Long-term debt	$187,544

In conjunction with our debt restructuring activities, we recorded a net loss on extinguishment of debt of $9.7 million in the period ended June 30, 2006, which consists of the following:

June 30, 2006
Deferred financing costs write-off - term loan	$977
Deferred financing costs write-off - 8.75% Senior Notes	2,247
Premiums pursuant to the tender offer and call	7,740
Bond premium write-off	(1,290)
Total net loss on extinguishment of debt	$9,674

Scheduled payments of long-term debt are as follows:

June 30, 2006
Remainder of 2006	$5,415
2007	1,107
2008	13,249
2009	—
2010	—
Thereafter	175,000
Total	$194,771

(7)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  As of June 30, 2006 our Chairman and Chief Executive Officer owned 100% of the Class A common shares, representing approximately 86% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan - We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period.  Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings.  We have reserved 500,000 shares for issuance under this plan and we may grant options to purchase shares up to ten years from the plan’s commencement.  This plan expired on July 31, 2006.  Our stockholders approved a new Purchase Plan effective August 1, 2006 during our annual stockholders meeting.  The characteristics of the plan were not changed.  Our Board of Directors has authorized an aggregate of 400,000 shares of common stock for issuance under this plan.

Stock Plan - The 1996 stock plan, as amended, provides for the granting of up to 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors through July 31, 2006.  Our stock options generally have five year vesting terms and ten year option terms.  Upon option exercise, we issue shares of Ordinary common stock, and we will continue to issue shares until we have reached our registered share limitation.  At that time, we will issue shares out of treasury stock.  We have reserved 721,750 treasury stock shares under the 1996 stock plan for this purpose.  Our stockholders approved a new “2006 Stock Plan” effective August 1, 2006 during our annual stockholders meeting.  The characteristics of the plan were not changed.  Our Board of Directors has authorized an aggregate of 1,000,000 shares of common stock for issuance under this plan.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” to account for our stock compensation arrangements, using the modified prospective application transition method.  Accordingly, we did not restate the results of prior periods.  Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and did not recognize any compensation expense associated with employee stock options because the exercise price was equal to the market price at the date of option grant.  SFAS No. 123R requires that stock-based compensation cost be recognized over the period from the date of grant to the date when the award is no longer contingent upon the employee providing additional service.

As of June 30, 2006, the compensation cost that has been charged against income for these plans was $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively.  The income tax benefit recognized in the income statement for share-based compensation arrangements was less than $0.1 million for the three and six months ended June 30, 2006.  Basic and diluted loss per share includes $0.03 and $0.06 of stock-based compensation cost for the three and six months ended June 30, 2006, respectively.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$2,418	$5,016
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects of $35 and $71 for the three and six months ended June 30, 2005, respectively	(220)	(472)

Pro forma net income	$2,198	$4,544

Earnings per share:
Basic - as reported	$0.30	$0.62
Basic - pro forma	$0.27	$0.57

Diluted - as reported	$0.29	$0.61
Diluted - pro forma	$0.27	$0.56

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model.  The risk-free interest rate is based on the weighted-average of U.S. Treasury rates over the expected life of the stock option or the contractual life of the option feature in the Purchase Plan. The expected life of a stock option is based on historical data of similar option holders.  We have segregated our employees into two groups based on historical exercise and termination behavior. The expected life of the option feature in the Purchase Plan is the same as its contractual life.  Expected volatility is based on historical volatility of our stock over its expected life, as our options are not readily tradable.

Key assumptions used to apply this pricing model to the option feature in the Purchase Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	3.80%	2.04%	3.80%	2.04%
Weighted-average expected life of option feature in the Purchase Plan (in years)	1.00	1.00	1.00	1.00
Expected volatility of underlying stock	22.79%	26.83%	22.79%	26.83%

The weighted average fair value of the option feature in the Purchase Plan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Option feature in Purchase Plan	$7.25	$7.33	$7.25	$7.33

There were no stock option awards issued during the six months ended June 30, 2005.  During the six months ended June 30, 2006, we granted stock options awards and applied a risk-free interest rate of 4.98%, a weighted-average expected life in years of 7.12, and an expected volatility of 24.43% to the Black-Scholes option-pricing model.  The weighted average fair value of options granted during the three and six months ended June 30, 2006 was $10.95.

The following table sets forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at January 1, 2006	9,476	$25.42
Shares subscribed	11,203	25.42
Exercised	—	—
Canceled	(1,238)	25.42
Outstanding at June 30, 2006	19,441	$25.42	0.1

The following table sets forth information regarding the Stock Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2006	826,773	$20.33
Granted	25,000	27.66
Exercised	(221,973)	19.19
Forfeited	(1,600)	19.04
Outstanding at June 30, 2006	628,200	$21.03	6.7	$2,395,321

Exercisable at June 30, 2006	273,500	$19.89	5.9	$1,269,879

The total intrinsic value of the options exercised during the six months ended June 30, 2006 and 2005 was $2.6 million and $0.3 million, respectively.

As of June 30, 2006, there was $1.9 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  This compensation cost is expected to be recognized over a period of 2.4 years.

As reported in the statement of cash flows, cash received from option exercises under the Stock Plan for the period ended June 30, 2006 was $4.3 million.  SFAS No. 123R requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities.  Prior to the adoption of SFAS No. 123R, such excess tax benefits were classified as operating cash flows.  Accordingly, $0.9 million of tax benefit from stock option exercises is presented as a cash inflow from operating activities and $0.4 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows.

(8)           Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

West 57th building income	$(1,163)	$(1,163)	$(2,327)	$(2,327)
West 57th building expenses	820	816	1,638	1,631
Foreign exchange (gains) losses, net	(322)	457	(672)	442
Miscellaneous	(30)	(77)	(85)	(152)
Other (income) expense, net	$(695)	$33	$(1,446)	$(406)

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

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008; however, we cannot provide assurance that it will continue to do so in the future.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  At the fourth site, which is a third-party waste disposal site, the EPA has named over 40 persons or entities as potentially responsible parties (“PRP”), including four Conn-Selmer predecessor entities.  The four entities have been involved as members of PRP group in the ongoing negotiations with the site owners, the largest contributor, and the EPA in an attempt to reach a settlement and release PRP group members from further potential liability.  We expect a decision on the proposed settlement to be reached within the next six to twelve months.  For two of these predecessor entities, which were previously owned by Philips, this matter has been tendered to Philips pursuant to the Environmental Indemnity Agreement.  With respect to the other two entities, based on current information concerning estimated cleanup costs at the site, and our share of liability, we do not believe our liability will be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000.  We estimate our costs, which approximate $0.9 million, over a 15 year period.  We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.

A summary of expected payments associated with this project is as follows:

Environmental Payments
2006	$62
2007	84
2008	56
2009	56
2010	56
Thereafter	555
$869

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

(10)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K.  The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$190	$126	$215	$171
Interest cost	690	566	366	330
Expected return on plan assets	(1,018)	(782)	(77)	(73)
Amortization of prior service cost	105	76	—	—
Amortization of net loss	146	114	—	1
Net periodic benefit cost	$113	$100	$504	$429

	Domestic Plans		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$433	$252	$422	$339
Interest cost	1,475	1,132	717	655
Expected return on plan assets	(2,169)	(1,564)	(151)	(148)
Amortization of prior service cost	215	152	—	—
Amortization of net loss	322	228	—	1
Net periodic benefit cost	$276	$200	$988	$847

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$13	$9	$25	$20
Interest cost	34	29	68	65
Amortization of transition obligation	8	10	17	23
Amortization of net loss	12	—	25	—
Net postretirement benefit cost	$67	$48	$135	$108

Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2006 and, through June 30, 2006, we have not made any contributions to this plan.  Nevertheless, we expect to contribute approximately $1.5 million to our domestic pension plan in the current year.  Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.2 million for the current year.  As of June 30, 2006, we have made contributions of $0.1 million to this plan.  The pension plans of our German subsidiaries do not hold any assets and pay participant benefits as incurred.  Expected 2006 benefit payments under these plans are $1.1 million.  For the six months ended June 30, 2006, we have made benefit payments of $0.5 million under these plans.

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

The following tables present information about our operating segments for the three months and six months ended June 30, 2006 and 2005:

Three months ended 2006	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$29,912	$14,436	$7,316	$51,664	$38,958	$1,801	$40,759	$—	$92,423
Income (loss) from operations	2,246	3,528	284	6,058	(5,933)	46	(5,887)	(566)	(395)

Three months ended 2005	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$25,489	$13,739	$7,165	$46,393	$41,767	$1,601	$43,368	$—	$89,761
Income (loss) from operations	1,872	3,142	271	5,285	3,449	(217)	3,232	(790)	7,727

Six months ended 2006	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$54,567	$24,124	$15,101	$93,792	$90,216	$3,609	$93,825	$—	$187,617
Income (loss) from operations	2,669	5,107	733	8,509	(1,653)	(40)	(1,693)	(1,700)	5,116

Six months ended 2005	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$51,406	$24,053	$14,709	$90,168	$87,518	$3,417	$90,935	$—	$181,103
Income (loss) from operations	4,350	5,348	822	10,520	6,163	(271)	5,892	(1,627)	14,785

(12)                          Summary of Guarantees

Our payment obligations under our 7.00% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Conn-Selmer, Steinway, and certain other of our direct and indirect wholly-owned subsidiaries, each a Guarantor (the “Guarantor Subsidiaries”).  These subsidiaries represent all of our (the “Issuer”) operations conducted in the United States.  The remaining subsidiaries, which do not guarantee either Notes, represent non-U.S. operations (the “Non Guarantor Subsidiaries”).

The following condensed consolidating supplementary data illustrates the financial position, results of operations, and cash flows of the Guarantor Subsidiaries and the Non Guarantor Subsidiaries.  Separate complete financial statements of the respective Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantor Subsidiaries.  No single Guarantor Subsidiary had any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the guarantee other than its subordination to senior indebtedness.

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

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$71,063	$24,327	$(2,967)	$92,423
Cost of sales	—	57,023	15,250	(2,999)	69,274

Gross profit	—	14,040	9,077	32	23,149

Operating expenses:
Sales and marketing	—	7,957	3,106	—	11,063
Provision for doubtful accounts	—	4,480	25	—	4,505
General and administrative	1,755	4,240	1,816	—	7,811
Amortization of intangible assets	137	57	3	—	197
Other operating (income) expense	(1,326)	951	343	—	(32)
Total operating expenses	566	17,685	5,293	—	23,544

(Loss) income from operations	(566)	(3,645)	3,784	32	(395)

Other income, net	—	(618)	(77)	—	(695)
Loss on extinguishment of debt	3,063	—	—	—	3,063
Interest income	(4,796)	(764)	(86)	4,766	(880)
Interest expense	3,318	5,342	138	(4,766)	4,032
Total non-operating expenses	1,585	3,960	(25)	—	5,520

(Loss) income before income taxes	(2,151)	(7,605)	3,809	32	(5,915)

Income tax (benefit) provision	(6,156)	(548)	1,637	13	(5,054)

Net (loss) income	$4,005	$(7,057)	$2,172	$19	$(861)

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$70,113	$23,403	$(3,755)	$89,761
Cost of sales	—	52,435	14,944	(3,744)	63,635

Gross profit	—	17,678	8,459	(11)	26,126

Operating expenses:
Sales and marketing	—	7,644	3,405	—	11,049
Provision for doubtful accounts	—	75	8	—	83
General and administrative	1,891	3,557	1,512	—	6,960
Amortization of intangible assets	116	162	6	—	284
Other operating (income) expense	(1,217)	849	391	—	23
Total operating expenses	790	12,287	5,322	—	18,399

(Loss) income from operations	(790)	5,391	3,137	(11)	7,727

Other income, net	—	(58)	91	—	33
Interest income	(3,667)	(6,312)	(71)	9,327	(723)
Interest expense	3,856	9,779	81	(9,327)	4,389
Total non-operating expenses	189	3,409	101	—	3,699

(Loss) income before income taxes	(979)	1,982	3,036	(11)	4,028

Income tax (benefit) provision	354	(36)	1,299	(7)	1,610

Net (loss) income	$(1,333)	$2,018	$1,737	$(4)	$2,418

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$148,401	$44,380	$(5,164)	$187,617
Cost of sales	—	115,455	28,238	(5,217)	138,476

Gross profit	—	32,946	16,142	53	49,141

Operating expenses:
Sales and marketing	—	16,658	6,075	—	22,733
Provision for doubtful accounts	—	4,541	21	—	4,562
General and administrative	4,227	8,472	3,490	—	16,189
Amortization of intangible assets	275	145	6	—	426
Other operating (income) expense	(2,802)	2,151	766	—	115
Total operating expenses	1,700	31,967	10,358	—	44,025

(Loss) income from operations	(1,700)	979	5,784	53	5,116

Other income, net	(16)	(1,197)	(233)	—	(1,446)
Loss on extinguishment of debt	8,697	977	—	—	9,674
Interest income	(9,774)	(2,198)	(165)	9,530	(2,607)
Interest expense	7,223	10,537	277	(9,530)	8,507
Total non-operating expenses	6,130	8,119	(121)	—	14,128

(Loss) income before income taxes	(7,830)	(7,140)	5,905	53	(9,012)

Income tax (benefit) provision	(8,490)	(503)	2,663	21	(6,309)

Net (loss) income	$660	$(6,637)	$3,242	$32	$(2,703)

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

Net sales	$—	$144,716	$44,366	$(7,979)	$181,103
Cost of sales	—	109,002	28,315	(8,037)	129,280

Gross profit	—	35,714	16,051	58	51,823

Operating expenses:
Sales and marketing	—	15,779	6,403	—	22,182
Provision for doubtful accounts	—	258	(36)	—	222
General and administrative	3,662	7,169	3,104	—	13,935
Amortization of intangible assets	233	324	9	—	566
Other operating (income) expense	(2,268)	1,674	727	—	133
Total operating expenses	1,627	25,204	10,207	—	37,038

(Loss) income from operations	(1,627)	10,510	5,844	58	14,785

Other income, net	(8)	(474)	76	—	(406)
Loss on extinguishment of debt	—	—	—	—	—
Interest income	(7,332)	(12,262)	(161)	18,062	(1,693)
Interest expense	7,714	18,721	155	(18,062)	8,528
Total non-operating expenses	374	5,985	70	—	6,429

(Loss) income before income taxes	(2,001)	4,525	5,774	58	8,356

Income tax (benefit) provision	891	(66)	2,464	51	3,340

Net (loss) income	$(2,892)	$4,591	$3,310	$7	$5,016

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2006
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$42,278	$14,894	$(36,054)	$21,118
Accounts, notes and other receivables, net	—	81,250	9,057	—	90,307
Inventories	—	112,109	43,928	(753)	155,284
Prepaid expenses and other current assets	3,535	6,684	1,450	—	11,669
Deferred tax assets	9,444	9,882	6,447	(7,390)	18,383
Total current assets	12,979	252,203	75,776	(44,197)	296,761

Property, plant and equipment, net	216	77,775	18,457	—	96,448
Investment in subsidiaries	69,643	115,054	(2,082)	(182,615)	—
Trademarks	—	9,319	4,221	—	13,540
Goodwill	—	17,973	13,089	—	31,062
Other intangibles, net	3,964	596	63	—	4,623
Other assets	4,424	8,379	2,858	—	15,661
TOTAL ASSETS	$91,226	$481,299	$112,382	$(226,812)	$458,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,063	$4,897	$—	$5,960
Accounts payable	399	11,018	3,805	—	15,222
Other current liabilities	5,969	25,205	16,244	(287)	47,131
Total current liabilities	6,368	37,286	24,946	(287)	68,313

Long-term debt	173,733	49,865	—	(36,054)	187,544
Intercompany	(180,512)	178,894	1,520	98	—
Deferred tax liabilities	80	17,698	5,435	(7,390)	15,823
Other non-current liabilities	1,356	4,269	24,818	—	30,443
Total liabilities	1,025	288,012	56,719	(43,633)	302,123

Stockholders’ equity	90,201	193,287	55,663	(183,179)	155,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,226	$481,299	$112,382	$(226,812)	$458,095

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2005
Unaudited
(In Thousands)

	Issuer Of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$48,790	$14,190	$(28,028)	$34,952
Accounts, notes and other receivables, net	—	71,702	10,178	—	81,880
Inventories	—	121,712	39,279	(1,681)	159,310
Prepaid expenses and other current assets	3,947	6,875	831	—	11,653
Deferred tax assets	—	9,267	6,059	(7,390)	7,936
Total current assets	3,947	258,346	70,537	(37,099)	295,731

Property, plant and equipment, net	184	79,426	17,054	—	96,664
Investment in subsidiaries	69,643	115,083	—	(184,726)	—
Trademarks	—	9,319	3,800	114	13,233
Goodwill	—	17,973	12,115	—	30,088
Other intangibles, net	2,341	1,718	69	—	4,128
Other assets	4,151	9,180	2,480	—	15,811
TOTAL ASSETS	$80,266	$491,045	$106,055	$(221,711)	$455,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$7,822	$5,155	$—	$12,977
Accounts payable	464	9,598	3,743	—	13,805
Other current liabilities	4,876	24,608	15,923	(308)	45,099
Total current liabilities	5,340	42,028	24,821	(308)	71,881

Long-term debt	167,526	52,217	—	(28,028)	191,715
Intercompany	(177,624)	179,433	(1,674)	(135)	—
Deferred tax liabilities	85	17,768	4,863	(7,390)	15,326
Other non-current liabilities	1,132	4,161	22,610	—	27,903
Total liabilities	(3,541)	295,607	50,620	(35,861)	306,825

Stockholders’ equity	83,807	195,438	55,435	(185,850)	148,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,266	$491,045	$106,055	$(221,711)	$455,655

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$660	$(6,637)	$3,242	$32	$(2,703)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	319	4,202	918	—	5,439
Amortization of bond discount	57	—	—	—	57
Amortization of bond premium	(42)	—	—	—	(42)
Loss on extinguishment of debt	8,697	977	—	—	9,674
Stock-based compensation expense	208	323	35	—	566
Excess tax benefits from stock-based awards	(417)	—	—	—	(417)
Tax benefit from stock option exercises	917	—	—	—	917
Deferred tax benefit	(9,449)	(685)	(93)	—	(10,227)
Provision for doubtful accounts	—	4,541	21	—	4,562
Other	—	(82)	(3)	—	(85)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(13,269)	1,687	—	(11,582)
Inventories	—	8,939	(2,641)	(278)	6,020
Prepaid expenses and other assets	132	172	(727)	—	(423)
Accounts payable	(66)	1,277	(197)	—	1,014
Other liabilities	1,317	705	(424)	21	1,619
Cash flows from operating activities	2,333	463	1,818	(225)	4,389

Cash flows from investing activities:
Capital expenditures	(76)	(2,138)	(351)	—	(2,565)
Proceeds from disposal of fixed assets	—	327	4	—	331
Cash flows from investing activities	(76)	(1,811)	(347)	—	(2,234)

Cash flows from financing activities:
Borrowings under lines of credit	—	34,746	10,681	(8,026)	37,401
Repayments under lines of credit	—	(26,720)	(11,059)	—	(37,779)
Debt issuance costs	(4,145)	—	—	—	(4,145)
Proceeds from issuance of debt	173,676	—	—	—	173,676
Repayments of long-term debt	(166,194)	(17,137)	—	—	(183,331)
Premium paid on extinguishment of debt	(7,740)	—	—	—	(7,740)
Proceeds from issuance of common stock	4,259	—	—	—	4,259
Excess tax benefits from stock-based awards	417	—	—	—	417
Intercompany transactions	(2,530)	3,947	(1,642)	225	—
Cash flows from financing activities	(2,257)	(5,164)	(2,020)	(7,801)	(17,242)

Effect of exchange rate changes on cash	—	—	1,253	—	1,253

(Decrease) increase in cash	—	(6,512)	704	(8,026)	(13,834)
Cash, beginning of year	—	48,790	14,190	(28,028)	34,952

Cash, end of period	$—	$42,278	$14,894	$(36,054)	$21,118

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005
Unaudited
(In Thousands)

	Issuer of Notes	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Reclass/ Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,892)	$4,591	$3,310	$7	$5,016
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	275	4,488	976	—	5,739
Amortization of bond premium	(126)	—	—	—	(126)
Tax benefit from stock option exercises	99	—	—	—	99
Deferred tax benefit	(13)	(122)	(144)	—	(279)
Provision for doubful accounts	—	258	(36)	—	222
Other	—	(160)	42	—	(118)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	—	(6,149)	2,706	—	(3,443)
Inventories	—	(9,471)	(3,616)	(58)	(13,145)
Prepaid expenses and other assets	360	3,365	(904)	—	2,821
Accounts payable	(444)	(910)	257	—	(1,097)
Other liabilities	(2,688)	(2,578)	(571)	51	(5,786)
Cash flows from operating activities	(5,429)	(6,688)	2,020	—	(10,097)

Cash flows from investing activities:
Capital expenditures	(75)	(1,720)	(554)	—	(2,349)
Proceeds from disposal of fixed assets	—	954	399	—	1,353
Cash flows from investing activities	(75)	(766)	(155)	—	(996)

Cash flows from financing activities:
Borrowings under lines of credit	—	69,664	2,153	(1,109)	70,708
Repayments under lines of credit	—	(61,317)	(2,883)	—	(64,200)
Repayments of term-loan debt	—	(4,090)	—	—	(4,090)
Proceeds from issuance of stock	656	—	—	—	656
Intercompany transactions	4,848	(4,505)	(343)	—	—
Cash flows from financing activities	5,504	(248)	(1,073)	(1,109)	3,074

Effect of exchange rate changes on cash	—	—	(1,611)	—	(1,611)

Decrease in cash	—	(7,702)	(819)	(1,109)	(9,630)
Cash, beginning of year	—	44,990	14,238	(31,856)	27,372

Cash, end of period	$—	$37,288	$13,419	$(32,965)	$17,742

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies based on the definition above.

Accounts Receivable

We establish reserves for accounts receivable and notes receivable (including recourse reserves when our customers have financed notes receivable with a third party).  We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates.  Historically, a large portion of our sales have been generated by our top 15 customers.  As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which characteristically has the majority of our consolidated accounts receivable balance.  We consider the credit health and solvency of our customers when developing our receivable reserve estimates.

Inventory

We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence.  We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, including a shift from batch processing to single piece production flow, coupled with increased offshore sourcing, could affect our ability to realize the current cost of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories.  We cost our inventory using standard costs.  Accordingly, variances between actual and standard costs that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns.

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

Income Taxes

Our effective tax rate at an interim period is based upon an estimate of expected foreign source income to U.S. income and our corresponding ability to utilize foreign tax credits effectively.  We consider shifts in sources of income when developing our estimated effective tax rate.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report.  These risk factors include, but are not limited to, the following:  changes in general economic conditions; geopolitical events; increased competition; work stoppages and slowdowns; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new product and distribution strategies; ability of suppliers to meet demand; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully integrate and operate acquired businesses.  Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.  We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended June 30,				Change
	2006		2005		$	%

Net sales
Band	$40,759		$43,368		(2,609)	(6.0)
Piano	51,664		46,393		5,271	11.4
Total sales	92,423		89,761		2,662	3.0

Cost of sales
Band	35,324		33,709		1,615	4.8
Piano	33,950		29,926		4,024	13.4
Total cost of sales	69,274		63,635		5,639	8.9

Gross profit
Band	5,435	13.3%	9,659	22.3%	(4,224)	(43.7)
Piano	17,714	34.3%	16,467	35.5%	1,247	7.6
Total gross profit	23,149		26,126		(2,977)	(11.4)
	25.0%		29.1%

Operating expenses	23,544		18,399		5,145	28.0

(Loss) income from operations	(395)		7,727		(8,122)	(105.1)

Other (income) expense, net	(695)		33		(728)	(2,206.1)
Loss on extinguishment of debt	3,063		—		3,063	100.0
Net interest expense	3,152		3,666		(514)	(14.0)
Non-operating expenses	5,520		3,699		1,821	49.2

(Loss) income before income taxes	(5,915)		4,028		(9,943)	(246.8)

Income tax (benefit) provision	(5,054)	85.4%	1,610	40.0%	(6,664)	(413.9)

Net (loss) income	$(861)		$2,418		(3,279)	(135.6)

Overview - Sales at our piano division improved significantly during the quarter. We re-launched our Essex piano line in June 2006 and received a positive response from our dealers.  Our domestic piano operations experienced increases in both wholesale and retail sales volume, and our overseas operations remained stable with sales and margins on par with the year-ago period.  Band division revenues and gross profit were negatively impacted by the strike at our Elkhart, Indiana brass instrument manufacturing facility.  While professional brass instrument sales were adversely affected by the strike, improved sales of student level instruments and percussion product helped to offset its impact.  We are actively working towards resolving the strike.

Net Sales - The increase in net sales of $2.7 million resulted from improved performance in the piano segment.  Piano sales increased $5.3 million or 11% due primarily to a 15% increase in total domestic units shipped.  A special promotional program was offered to domestic dealers in conjunction with the Essex re-launch that helped drive a $3.1 million increase in Steinway grand pianos sold at wholesale.  Overseas piano sales increased $1.2 million primarily due to continued wholesale demand in the European market.  Band division sales decreased $2.6 million due primarily to an estimated $4.9 million in lower shipments caused by the strike at our Elkhart brass instrument facility.  The strike impact was partially offset by a $1.5 million increase in sales of percussion instruments and a $1.2 million increase in sales of student instruments generated through promotional programs targeted towards available inventory.

Gross Profit - Gross profit decreased $3.0 million driven by a decrease in our band division gross profit of $4.2 million.  An estimated $3.0 million was due to the strike at the Elkhart brass instrument facility consisting of an estimated $1.8 million in lost profit and $1.2 million in unabsorbed overhead.  We also adjusted our inventory reserves upward by $2.3 million to properly reflect the net realizable value of our inventory.  The increase in reserves resulted from the streamlining of our product offering and our on going migration from batch processing to one-piece production flow.  These two initiatives have helped reduced our raw material and work in process inventory over the past year and increased our exposure to excess and obsolete inventory.  The decrease in band division gross profit was somewhat offset by $0.5 million in lower charges associated with the Leblanc inventory step-up and reduced medical costs.  The piano segment gross profit increased $1.2 million primarily due to increased sales volume.  This increase was offset by unabsorbed overhead of $0.4 million from a one week shutdown at our domestic manufacturing facility and increased cash discounts due to the special promotional program offered to domestic dealers associated with the Essex re-launch.

Operating Expenses - Operating expenses increased $5.1 million due largely to an increase of $4.4 million in our provision for doubtful accounts.  This increase in reserve primarily resulted from the bankruptcy of one of our major band division customers in July 2006.  The re-launch of our Essex line increased operating expenses $0.4 million and the remaining increase of $0.3 million is attributable to stock based compensation.

Non-operating Expenses - Non-operating expenses increased $1.8 million due to the loss on extinguishment of debt of $3.1 million resulting from the call of our remaining $51.6 million of 8.75% Senior Notes.  This loss was comprised of $2.3 in call premiums and $0.8 million write-off of bond related deferred financing fees and was partially offset by an increase in other income.

Other income, net increased $0.7 million due to foreign exchange gains.  Net interest expense decreased $0.5 million due to a reduced interest rate on outstanding Senior Notes from 8.75% to 7.00%.

Income Taxes - Our effective rate has increased from the year ago period due to the significant shift in the ratio of foreign source income to worldwide income. This shift is due largely to the adverse impact of the loss on extinguishment of our 8.75% Senior Notes, the additional reserve charges taken in the second quarter, and the estimated loss in income due to the strike at our Elkhart brass facility. We anticipate that virtually all of our consolidated income for the year will be derived from subsidiaries which are taxed both domestically and in their local country. Accordingly, we expect to generate significantly more foreign taxes than we will be able to utilize as credits against U.S. tax liabilities and our higher effective rate reflects this double taxation. Although we continue to investigate acceptable tax planning strategies in an effort to reduce our rate, we currently expect our effective tax rate for 2006 to be 70%.

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Period Ended June 30,				Change
	2006		2005		$	%

Net sales
Band	$93,825		$90,935		2,890	3.2
Piano	93,792		90,168		3,624	4.0
Total sales	187,617		181,103		6,514	3.6

Cost of sales
Band	76,329		71,523		4,806	6.7
Piano	62,147		57,757		4,390	7.6
Total cost of sales	138,476		129,280		9,196	7.1

Gross profit
Band	17,496	18.6%	19,412	21.3%	(1,916)	(9.9)
Piano	31,645	33.7%	32,411	35.9%	(766)	(2.4)
Total gross profit	49,141		51,823		(2,682)	(5.2)
	26.2%		28.6%

Operating expenses	44,025		37,038		6,987	18.9

Income from operations	5,116		14,785		(9,669)	(65.4)

Other income, net	(1,446)		(406)		(1,040)	256.2
Loss on extinguishment of debt	9,674		—		9,674	100.0
Net interest expense	5,900		6,835		(935)	(13.7)
Non-operating expenses	14,128		6,429		7,699	119.8

(Loss) income before income taxes	(9,012)		8,356		(17,368)	(207.9)

Income tax (benefit) provision	(6,309)	70.0%	3,340	40.0%	(9,649)	(288.9)

Net (loss) income	$(2,703)		$5,016		(7,719)	(153.9)

Overview - Sales at our piano and band divisions increased during the period.  The piano division’s improved domestic Steinway sales at both retail and wholesale offset a decrease in domestic Boston product sales. Piano division margin deteriorated due to plant shutdown at our domestic manufacturing facility.  Band division unit volume and sales increased despite the impact of the strike at our Elkhart brass instrument facility.  Band margin improvements made during the first quarter were more than offset during the second quarter by unabsorbed overhead from the strike, higher inventory reserves and additional sales discounts.

Net Sales - The increase in net sales of $6.5 million was driven by increases in both our band and piano divisions.  The increase in band division sales of $2.9 million was driven by an increase in student woodwind product and percussion instruments.  Availability of student woodwind product and the introduction of new percussion product into existing channels and entry into new channels helped to support this growth.  First quarter promotions geared towards professional and step-up brass instruments offset an estimated $4.9 million impact of the strike at our Elkhart brass instruments facility during the second quarter.  Our piano division sales increase of $3.6 million was driven by a $2.5 million increase in domestic Steinway grand sales at wholesale, boosted by a sales incentive offered to dealers as part of the June Essex re-launch.  Domestic Steinway grand piano sales at retail increased $1.5 million based on a 15% increase in unit shipments, which helped to offset a decrease of $0.9 million in domestic Boston product sales to dealers.  Total overseas piano sales increased $0.8 million as an overall 11% increase in unit shipments was partially offset by an unfavorable foreign currency translation of $1.8 million.

Gross Profit - Gross profit decreased by $2.7 million from deterioration in both the band and piano division margins.  Our band division gross margin declined from 21.3% to 18.6% as a result of a $2.3 million charge to inventory reserves during the second quarter and a $1.3 million increase in cash discounts.  The majority of sales growth experienced during the period resulted from customers utilizing cash discounts.  Gross margin was also negatively impacted by the strike at the Elkhart brass instrument facility during the second quarter.  The deterioration was minimized by $1.1 million in lower charges associated with Leblanc inventory step-up.  The band gross profit also benefited from increased sales, a reduction in property taxes, and reduced medical costs. Our piano division gross profit decreased $0.8 million, despite increased sales, as a result of three weeks of production shutdown at our domestic piano manufacturing facility resulting in $1.3 million of unabsorbed overhead.

Operating Expenses - Operating expenses increased $7.0 million due largely to an increase of $4.3 million in our provision for doubtful accounts.  Stock based compensation cost for the period was $0.6 million, legal fees at our band division increased $0.6 million, and bonus expense increased $0.5 million.  Operating expense associated with the re-launch of our Essex line, recruiting, and commissions accounted for the remaining increase.

Non-operating Expenses - Non-operating expenses increased $7.7 million due largely to the loss on extinguishment of debt of $9.7 million resulting from the refinancing of our 8.75% Senior Notes and the early repayment of our acquisition term loan.  This net loss was comprised of $7.7 million in premiums paid to bondholders, the write-off of term loan related deferred financing fees of $1.0, and the write-off of bond related deferred financing fees of $2.2 million, which were offset in part by the write-off of bond premium of $1.3 million.

Other income, net increased $1.0 million due to foreign exchange gains.  Net interest expense decreased $0.9 million due to the reduction in interest rates on our outstanding Senior Notes from 8.75% to 7.00% for a portion of the period.  The remaining decrease was due to interest earned for two months on $51.6 million in residual proceeds from the issuance of our 7.00% Senior Notes.

Income Taxes - Our effective rate has increased from the year ago period due to the significant shift in the ratio of foreign source income to worldwide income. This shift is due largely to the adverse impact of the loss on extinguishment of our 8.75% Senior Notes, the additional reserve charges taken in the second quarter, and the estimated loss in income due to the strike at our Elkhart brass facility. We anticipate that virtually all of our consolidated income for the year will be derived from subsidiaries which are taxed both domestically and in their local country. Accordingly, we expect to generate significantly more foreign taxes than we will be able to utilize as credits against U.S. tax liabilities and our higher effective rate reflects this double taxation. Although we continue to investigate acceptable tax planning strategies in an effort to reduce our rate, we currently expect our effective tax rate for 2006 to be 70%.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2006 and 2005 are summarized as follows:

	2006	2005	Change
Net (loss) income:	$(2,703)	$5,016	$(7,719)
Changes in operating assets and liabilities	(3,352)	(20,650)	17,298
Other adjustments to reconcile net (loss) income to cash from operating activities	10,444	5,537	4,907
Cash flows from operating activities	4,389	(10,097)	14,486

Cash flows from investing activities	(2,234)	(996)	(1,238)

Cash flows from financing activities	(17,242)	3,074	(20,316)

Cash flows generated from operating activities increased $14.5 million due to changes in working capital accounts.  Cash provided by inventory increased $19.2 million due to increased domestic sales, combined with reduced production at both our Elkhart brass instrument facility and our domestic piano manufacturing facility.  Cash used for accounts receivable increased $8.1 million primarily as a result of increased sales.  An increase in our band division aged receivable balance and improved June sales by our domestic piano division were also factors behind the change.

The use of cash for investing activities increased $1.2 million despite consistent capital expenditures each period, as we benefited from an additional $1.0 million of proceeds from disposals of property in the prior period.

Cash used by financing activities increased $20.3 million due to our bond refinancing, which generated proceeds of $173.7 million, offset by the extinguishment of $166.2 million of our 8.75% Senior Note debt and the repayment of our acquisition term loan of $16.6 million.  Premiums paid on the extinguishment of debt of $7.7 million and costs related to the transaction of $4.1 million also offset our bond refinancing proceeds.  Additional proceeds from the issuance of stock contributed $3.6 million in the current period; however $7.2 million of net borrowings on our domestic revolver and $4.1 million in debt repayments in the prior period offset any cash proceeds received from the stock issuance.

Borrowing Activities and Availability - During the period we restructured our long-term debt and issued $175.0 million of 7.00% Senior Notes due 2014.  We used the proceeds from this issuance to repay $114.6 million of the 8.75% Senior Notes pursuant to our tender offer.  The remaining proceeds, supplemented by borrowings on our line of credit, were used to exercise our right to call the remaining $51.6 million of 8.75% Senior Notes.  This resulted in a loss on extinguishment of $8.7 million, comprised of $7.7 million in premiums paid to existing holders of 8.75% Senior Notes, $1.3 million of bond premium write-off, and $2.3 million in the write-off of associated deferred financing costs. We recorded interest on both the 8.75% Senior Notes and the 7.00% Senior Notes for the February - April timeframe during which both series of notes were outstanding. This double interest expense was partially offset by interest income on the unused debt issuance proceeds during the first quarter, and is not material to our liquidity.  We expect interest payment savings of approximately $2.3 million per year based on the difference in interest rates on the Senior Notes.

Our real estate term loan and domestic seasonal borrowing requirements are accommodated through a committed credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of $85.0 million in revolving credit loans, and expires on September 14, 2008. Borrowings are collateralized by our domestic accounts receivable, inventory, and fixed assets.  As of June 30, 2006, there were no revolving credit loans outstanding and availability based on eligible accounts receivable and inventory balances was approximately $83.6 million, net of letters of credit. The real estate term loan is payable in monthly installments of $0.2 million and includes interest at average 30-day London Interbank Offered Rate (“LIBOR”) (5.23% at June 30, 2006) plus 1.5%.  This term loan is secured by all of our interests in the Steinway Hall property.  The acquisition term loan was repaid during the first quarter of 2006.  All of our borrowings under the Credit Facility are secured by a first lien on our domestic inventory, receivables, and fixed assets.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.7 million ($22.7 million at the June 30, 2006 exchange rate), net of borrowing restrictions of €0.7 million ($0.9 million at the June 30, 2006 exchange rate) and are payable on demand.  These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the loans can be converted into a maximum of £0.5 million ($0.9 million at the June 30, 2006 exchange rate) for use by our U.K. branch and ¥300 million ($2.6 million at the June 30, 2006 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €1.8 million into U.S. dollars or Chinese yuan ($2.3 million at the June 30, 2006 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at fixed margins at rates of LIBOR plus 1% for British pound loans (6.5% at June 30, 2006), LIBOR plus 1% for U.S. dollar loans of our Chinese subsidiary (6.1% to 6.3% at June 30, 2006), and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.8% for Japanese yen loans (1.0% at June 30, 2006). We had $1.8 million outstanding as of June 30, 2006 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($4.0 million at the June 30, 2006 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.8% (1.0% at June 30, 2006) and expires on January 31, 2010.  As of June 30, 2006, we had $3.1 million outstanding on this revolving loan agreement.

At June 30, 2006, our total outstanding indebtedness amounted to $194.8 million, consisting of $175.0 million of 7.00% Senior Notes, $14.9 million on the real estate term loan, and $4.9 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends. We were in compliance with all such covenants as of June 30, 2006 and do not anticipate any compliance issues in 2006.

Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock.  Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of outstanding stock options under our Amended and Restated 1996 Stock Plan.  As of June 30, 2006, we estimate 530,350 shares of reserved treasury stock will be utilized.  These options have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles.  We were able to effectively utilize cash flow from operations to fund our capital requirements and pay off our seasonal borrowings on our domestic line of credit.

Three weeks of additional shutdown at our domestic piano manufacturing facility and the strike at the Elkhart brass instrument facility has had an adverse impact on operations, however, we do not anticipate any material changes to liquidity as a result of these events.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at June 30, 2006.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$290,766	$19,251	$39,348	$24,500	$207,667
Capital leases	59	13	31	15	—
Operating leases (2)	267,559	5,098	8,102	7,940	246,419
Purchase obligations (3)	16,028	15,857	157	14	—
Other long-term liabilities (4)	30,220	3,651	3,539	3,357	19,673
Total	$604,632	$43,870	$51,177	$35,826	$473,759

Notes to Contractual Obligations:

(1)             Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans.  We estimated the future variable interest obligation using the applicable June 30, 2006 rates.  The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)             Approximately $254.3 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that this statement will have on our financial position or results of operations.

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

PART II                                   OTHER INFORMATION

ITEM 4                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 17, 2006, the Board of Directors was re-elected in its entirety.  The votes cast for each nominee were as follows:

	For	Withheld

Kyle Kirkland	51,909,466	2,274,021
Dana D. Messina	51,916,558	2,266,929
John M. Stoner, Jr.	51,487,375	2,696,112
Bruce A. Stevens	51,904,430	2,279,057
A. Clinton Allen	53,929,479	254,008
Rudolph K. Kluiber	53,929,479	254,008
Peter McMillan	53,937,230	246,257

The proposal to ratify Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved with 54,155,110 votes cast for, 28,277 against, and 100 abstentions.

The proposal to approve the Company’s 2006 Stock Compensation Plan effective August 1, 2006 was approved with 50,126,079 votes cast for, 2,102,753 against, 416,894 abstentions, and 1,537,761 withheld.  The 2006 stock plan is identical to the existing 1996 stock plan except our Board of Directors has authorized an aggregate of 1,000,000 shares of common stock for issuance under this plan.

The proposal to approve the Company’s 2006 Employee Stock Purchase Plan effective August 1, 2006 was approved with 52,157,591 votes cast for, 71,243 against, 416,892 abstentions, and 1,537,761 withheld.  The new plan is identical to the existing plan except our Board of Directors has authorized an aggregate of 400,000 shares of common stock for issuance under this plan.

ITEM 6                                        EXHIBITS

(i) Exhibits

4.1

Tenth Amendment and consent to the Second Amended and Restated Credit Agreement dated as of May 1, 2006 by and among Conn-Selmer, Inc. f/k/a The Selmer Company, Inc. and surviving corporation of the merger of United Musical Instruments USA, Inc. and United Instruments Holdings with and into Conn-Selmer, Inc., Steinway, Inc., as borrowers; those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC (successor by merger to GMAC Commercial Credit LLC), as administrative agent.

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

Date: August 9, 2006