Form 10-Q
period 2006-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2006-11-09
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

 (Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:     (781) 894-9770

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of Common Stock issued and outstanding as of November 7, 2006:	Class A	477,952
	Ordinary	7,895,552
	Total	8,373,504

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1                   CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$90,876	$95,914	$278,493	$277,017
Cost of sales	64,831	68,418	203,307	197,698

Gross profit	26,045	27,496	75,186	79,319

Operating expenses:
Sales and marketing	10,458	10,730	33,191	32,912
Provision for doubtful accounts	172	(143)	4,734	79
General and administrative	8,143	7,217	24,332	21,152
Amortization of intangible assets	189	280	615	846
Other operating expenses	138	74	253	207
Total operating expenses	19,100	18,158	63,125	55,196

Income from operations	6,945	9,338	12,061	24,123

Other income, net	(395)	(467)	(1,841)	(873)
Loss on extinguishment of debt	—	—	9,674	—
Interest income	(1,210)	(674)	(3,817)	(2,367)
Interest expense	3,875	4,236	12,382	12,764
Total non-operating expenses	2,270	3,095	16,398	9,524

Income (loss) before income taxes	4,675	6,243	(4,337)	14,599

Income tax provision (benefit)	3,707	2,500	(2,602)	5,840

Net income (loss)	$968	$3,743	$(1,735)	$8,759

Earnings (loss) per share:
Basic	$0.12	$0.46	$(0.21)	$1.09
Diluted	$0.11	$0.45	$(0.21)	$1.06

Weighted average shares:
Basic	8,357,153	8,088,022	8,280,392	8,057,106
Diluted	8,430,306	8,284,461	8,280,392	8,267,581

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash	$17,324	$34,952
Accounts, notes and other receivables, net of allowances of $18,443 and $12,323 in 2006 and 2005, respectively	93,779	81,880
Inventories	151,187	159,310
Prepaid expenses and other current assets	11,630	11,653
Deferred tax assets	16,327	7,936
Total current assets	290,247	295,731

Property, plant and equipment, net of accumulated depreciation of $83,391 and $75,734 in 2006 and 2005, respectively	95,367	96,664
Trademarks	13,503	13,233
Goodwill	30,948	30,088
Other intangibles, net	4,863	4,128
Other assets	15,284	15,811

Total assets	$450,212	$455,655

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4,861	$12,977
Accounts payable	13,326	13,805
Other current liabilities	40,621	45,099
Total current liabilities	58,808	71,881

Long-term debt	187,695	191,715
Deferred tax liabilities	15,584	15,326
Other non-current liabilities	30,726	27,903
Total liabilities	292,813	306,825

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	89,755	83,062
Retained earnings	124,644	126,379
Accumulated other comprehensive loss	(9,574)	(13,185)
Treasury stock, at cost	(47,436)	(47,436)
Total stockholders’ equity	157,399	148,830

Total liabilities and stockholders’ equity	$450,212	$455,655

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,735)	$8,759
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	8,045	8,544
Amortization of bond discount	99	—
Amortization of bond premium	(42)	(189)
Loss on extinguishment of debt	9,674	—
Stock-based compensation expense	891	—
Excess tax benefits from stock-based awards	(419)	—
Tax benefit from stock option exercises	925	151
Deferred tax benefit	(8,275)	(328)
Provision for doubtful accounts	4,734	79
Purchase of trading securities	(1,393)	—
Other	(370)	(118)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(14,823)	(4,566)
Inventories	9,575	(7,852)
Prepaid expenses and other assets	(438)	957
Accounts payable	(717)	439
Other liabilities	(4,356)	(3,398)
Cash flows from operating activities	1,375	2,478

Cash flows from investing activities:
Capital expenditures	(4,014)	(3,582)
Proceeds from disposals of property, plant and equipment	331	1,379
Proceeds from sale of available-for-sale securities	1,386	—
Cash flows from investing activities	(2,297)	(2,203)

Cash flows from financing activities:
Borrowings under lines of credit	77,867	134,073
Repayments under lines of credit	(64,269)	(134,839)
Debt issuance costs	(4,579)	—
Proceeds from issuance of debt	173,676	—
Repayments of long-term debt	(198,205)	(5,650)
Premium paid on extinguishment of debt	(7,740)	—
Proceeds from issuance of common stock	4,877	1,604
Excess tax benefits from stock-based awards	419	—
Cash flows from financing activities	(17,954)	(4,812)

Effect of foreign exchange rate changes on cash	1,248	(1,823)

Decrease in cash	(17,628)	(6,360)
Cash, beginning of period	34,952	27,372
Cash, end of period	$17,324	$21,012

Supplemental Cash Flow Information
Interest paid	$14,292	$10,539
Taxes paid	$6,188	$8,408

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity

Balance, January 1, 2006	$10	$83,062	$126,379	$(13,185)	$(47,436)	$148,830
Comprehensive income:
Net loss			(1,735)			(1,735)
Foreign currency translation adjustment				3,739		3,739
Realized gain on available-for-sale securities				(128)		(128)
Total comprehensive income						1,876

Issuance of 26,121 shares of common stock	—	534				534
Exercise of 226,373 options for shares of common stock	—	4,343				4,343
Stock-based compensation		891				891
Tax benefit of options exercised		925				925
Balance, September 30, 2006	$10	$89,755	$124,644	$(9,574)	$(47,436)	$157,399

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months and nine months ended September 30, 2006 and 2005 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2005, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.  We encourage you to read the consolidated and condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings (loss) per Common Share - We compute earnings (loss) per share using the weighted-average number of common shares outstanding during each period.  Diluted earnings (loss) per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average shares:
For basic earnings (loss) per share	8,357,153	8,088,022	8,280,392	8,057,106
Dilutive effect of stock options	73,153	196,439	—	210,475
For diluted earnings (loss) per share	8,430,306	8,284,461	8,280,392	8,267,581

We did not include 65,000 outstanding options to purchase shares of common stock in the computation of diluted earnings per common share for the three months ended September 30, 2006 because their impact would have been antidilutive.  We did not include any of the 623,000 outstanding options to purchase shares of common stock in the computation of diluted loss per common share for the nine months ended September 30, 2006 because their impact would have been antidilutive.  All outstanding options were included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2005 because the exercise prices of the outstanding options were less than the average market price of our common shares.

Accumulated Other Comprehensive Income (Loss) - Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, additional minimum pension liabilities, and unrealized gain on available-for-sale (“AFS”) marketable securities.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on AFS Securities	Tax Impact of Unrealized Gain on AFS Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance, January 1, 2006	$(2,631)	$213	$(85)	$(17,424)	$6,742	$(13,185)
Activity	3,739	(213)	85	—	—	3,611
Balance, September 30, 2006	$1,108	$—	$—	$(17,424)	$6,742	$(9,574)

During the period, we sold our Supplemental Executive Retirement Plan (“SERP”) securities, which were classified as available-for-sale, for $1.4 million. We used these proceeds to repurchase securities for our SERP. These securities are classified as trading.

Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after

December 15, 2006. We are evaluating the impact that this statement will have on our financial position and results of operations.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adoption of this statement will have on our financial position and results of operations.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 and 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS No. 158 is effective for the fiscal year ending after December 15, 2006. We are currently evaluating the impact that adoption of this statement will have on our financial position and results of operations.

Reclassification - We have reclassified our prior year provision for doubtful accounts and related cash flow effects to conform to the current year presentation.  The provision for doubtful accounts was included in operating expenses within “Sales and marketing” in the prior year.  The cash flow effects of changes in the provision for doubtful accounts were included in the “Other” line item on our prior year cash flow.

(3)           Inventories

	September 30, 2006	December 31, 2005
Raw materials	$19,494	$23,218
Work-in-process	47,509	47,511
Finished goods	84,184	88,581
	$151,187	$159,310

(4)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives.  Deferred financing costs are amortized over the repayment periods of the underlying debt.  We test our goodwill and indefinite-lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  At July 31, 2006, we evaluated these assets and determined that the fair value had not decreased below the carrying value and, accordingly, no impairments have been recognized.  The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2006	$21,533	$8,555	$30,088
Foreign currency translation impact	860	—	860
Balance, September 30, 2006	$22,393	$8,555	$30,948

Trademarks:
Balance, January 1, 2006	$7,409	$5,824	$13,233
Foreign currency translation impact	270	—	270
Balance, September 30, 2006	$7,679	$5,824	$13,503

We also carry certain intangible assets that are amortized.  Once fully amortized, these assets are removed from both the gross and accumulated amortization balance.  These assets consist of the following:

	September 30, 2006	December 31, 2005

Gross deferred financing costs	$5,692	$8,467
Accumulated amortization	(1,116)	(4,701)
Deferred financing costs, net	$4,576	$3,766

Gross covenants not to compete	$500	$500
Accumulated amortization	(213)	(138)
Covenants not to compete, net	$287	$362

The change in gross deferred financing costs and related accumulated amortization during the nine months ended September 30, 2006 is primarily attributable to the write-off of the assets associated with our term loan which we repaid, the extinguishment of our 8.75% Senior Notes, and the recording of new deferred financing costs associated with the issuance of our 7.00% Senior Notes and our renegotiated domestic credit facility.  These events are described more fully in Note 6.

The weighted-average amortization period for deferred financing costs is 7 years, and the weighted-average amortization period of covenants not to compete is 5 years.  Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Amortization expense	$189	$280	$615	$846

The following table shows the total estimated amortization expense for 2006 and the next five succeeding fiscal years:

Estimated amortization expense:	Amount

2006	$811
2007	778
2008	776
2009	734
2010	653
2011	615

(5)           Other Current Liabilities

	September 30, 2006	December 31, 2005
Accrued payroll and related benefits	$16,664	$17,622
Current portion of pension liability	2,459	3,441
Accrued warranty expense	1,866	1,857
Accrued interest	931	3,134
Deferred income	6,345	5,482
Environmental liabilities	3,674	3,820
Other accrued expenses	8,682	9,743
Total	$40,621	$45,099

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years.  The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the nine months ended September 30, 2006 and 2005, and the year ended December 31, 2005 is as follows:

	September 30, 2006	September 30, 2005	December 31, 2005
Beginning balance	$1,857	$2,139	$2,139
Additions	605	719	858
Claims and reversals	(642)	(720)	(1,045)
Foreign currency translation impact	46	(89)	(95)
Ending balance	$1,866	$2,049	$1,857

(6)           Long-Term Debt

During the nine months ended September 30, 2006, we significantly restructured our long-term debt.  In February 2006 we repaid our larger, higher interest term loan, which had an outstanding balance of $16.0 million at the time of payoff.  We also issued $175.0 million of 7.00% Senior Notes and extended a tender offer to purchase the $166.2 million of our outstanding 8.75% Senior Notes.  We issued our new 7.00% Senior Notes at 99.2435%, and received proceeds of $170.2 million, net of associated fees.  We used the proceeds from this issuance to extinguish $114.6 million of the 8.75% Senior Notes pursuant to our tender offer in the first quarter of 2006.  The remaining proceeds, supplemented by borrowings on our line of credit, were used to exercise our right to call the remaining $51.6 million of 8.75% Senior Notes on April 17, 2006.

On September 29, 2006 we restructured our domestic credit facility and used our first borrowing, supplemented by cash on hand, to repay our remaining term loan, which had a balance of $14.6 million at the time of payoff. Our restructured domestic credit facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75% or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon availablity at the time of borrowing. As a result of these debt restructuring activities, our long-term debt at September 30, 2006 consists of the following:

September 30, 2006
7.00% Senior Notes	175,000
Unamortized bond discount	(1,225)
Domestic line of credit	13,920
Open account loans, payable on demand	4,861
Total	192,556
Less: current portion	(4,861)
Long-term debt	$187,695

In conjunction with our debt restructuring activities, we recorded a net loss on extinguishment of debt of $9.7 million in the period ended September 30, 2006, which consists of the following:

September 30, 2006
Deferred financing costs write-off - term loan	$977
Deferred financing costs write-off - 8.75% Senior Notes	2,247
Premiums pursuant to the tender offer and call	7,740
Bond premium write-off	(1,290)
Total net loss on extinguishment of debt	$9,674

Scheduled payments of long-term debt are as follows:

September 30, 2006
Remainder of 2006	$3,811
2007	1,050
2008	—
2009	—
2010	—
Thereafter	188,920
Total	$193,781

(7)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder.  As of September 30, 2006 our Chairman and Chief Executive Officer owned 100% of the Class A common shares, representing approximately 86% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan - We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period.  Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings.  We had reserved 500,000 shares for issuance under this plan and we could grant options to purchase shares up to ten years from the plan’s commencement.  This plan expired on July 31, 2006.  Our stockholders approved a new Purchase Plan effective August 1, 2006 during our annual stockholders meeting.  The characteristics of the plan were not changed.  Our Board of Directors has authorized an aggregate of 400,000 shares of common stock for issuance under this plan.

Stock Plan - The 1996 stock plan, as amended, provided for the granting of up to 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors through July 31, 2006.  Our stock options generally have five-year vesting terms and ten-year option terms.  Upon option exercise, we issue shares of Ordinary common stock, and we will continue to issue shares until we have reached our registered share limitation.  At that time, we will issue shares out of treasury stock.  We have reserved 721,750 treasury stock shares under the 1996 stock plan for this purpose.  Our stockholders approved the new “2006 Stock Plan” effective August 1, 2006 during our annual stockholders meeting.  The characteristics of the plan were not changed.  Our Board of Directors has authorized an aggregate of 1,000,000 shares of common stock for issuance under the 2006 Stock Plan.

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

The compensation cost that has been charged against income for these plans was $0.3 million and $0.9 million for the three and nine months ended September 30, 2006, respectively.  The income tax benefit recognized in the income statement for share-based compensation arrangements was less than $0.1 million for the three ended September 30, 2006 and $0.1 million for the nine months ended September 30, 2006.  Basic and diluted income per share includes $0.03 of stock based compensation cost for the three months ended September 30, 2006.  Basic and diluted loss per share includes $0.09 of stock-based compensation cost for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based

Compensation” (“SFAS 123”), prior to January 1, 2006:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$3,743	$8,759
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects of $35 and $106 for the three and nine months ended September 30, 2005, respectively	(228)	(700)

Pro forma net income	$3,515	$8,059

Earnings per share:
Basic - as reported	$0.46	$1.09
Basic - pro forma	$0.43	$1.00

Diluted - as reported	$0.45	$1.06
Diluted - pro forma	$0.43	$0.98

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

Key assumptions used to apply this pricing model to the option feature in the Purchase Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.3%	3.3%	4.1%	2.5%
Weighted-average expected life of option feature in the Purchase Plan (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	23.6%	23.9%	23.2%	25.8%

The weighted-average fair value of the option feature in the Purchase Plan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Option feature in Purchase Plan	$6.82	$7.27	$7.02	$7.31

During the nine months ended September 30, 2005, we granted stock options awards and applied a risk-free interest rate of 4.1%, a weighted-average expected life in years of 7.5, and an expected volatility of 26.1% to the Black-Scholes option-pricing model.  The weighted-average fair value of options granted during the three and nine months ended September 30, 2005 was $10.82.

During the nine months ended September 30, 2006, we granted stock options awards and applied a risk-free interest rate of 5.0%, a weighted-average expected life in years of 7.1, and an expected volatility of 24.4% to the Black-Scholes option-pricing model.  The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $10.95. No stock option awards were granted during the three months ended September 30, 2006.

The following table sets forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at January 1, 2006	9,476	$25.42
Shares subscribed	22,672	20.51
Exercised	(26,121)	20.43
Canceled	(1,312)	20.44
Outstanding at September 30, 2006	4,715	$20.80	0.8

The following table sets forth information regarding the Stock Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2006	826,773	$20.33
Granted	25,000	27.66
Exercised	(226,373)	19.19
Forfeited	(2,400)	19.95
Outstanding at September 30, 2006	623,000	$21.04	6.3	$4,379,865

Exercisable at September 30, 2006	346,800	$19.90	5.7	$2,834,374

The total intrinsic value of the options exercised during the nine months ended September 30, 2006 and 2005 was $2.7 million and $0.5 million, respectively.

As of September 30, 2006, there was $1.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  This compensation cost is expected to be recognized over a period of 2.3 years.

As reported in the statement of cash flows, cash received from option exercises under the Stock Plan for the period ended September 30, 2006 was $4.9 million.  SFAS No. 123R requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities.  Prior to the adoption of SFAS No. 123R, such excess tax benefits were classified as operating cash flows.  Accordingly, $0.9 million of tax benefit from stock option exercises is presented as a cash inflow from operating activities and $0.4 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows.

(8)           Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

West 57th building income	$(1,163)	$(1,163)	$(3,490)	$(3,490)
West 57th building expenses	822	819	2,460	2,450
Foreign exchange (gains) losses, net	157	(90)	(515)	352
Miscellaneous	(211)	(33)	(296)	(185)
Other income, net	$(395)	$(467)	$(1,841)	$(873)

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

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008; however, we cannot provide assurance that it will continue to do so in the future.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  At the fourth site, which is a third-party waste disposal site, the EPA has named over 40 persons or entities as potentially responsible parties (“PRP”), including four Conn-Selmer predecessor entities, two of which were previously owned by Philips and thus covered by the Environmental Indemnity Agreement.  The PRP group, which includes the four entities, has reached a settlement with the largest contributor and is awaiting final settlement between the site owners, the largest contributor, and the EPA.  We expect a final settlement and consent decree to be reached within the next two to three months.  We have escrowed our share of the settlement, approximately $0.1 million and recognized this amount as an expense in the current quarter.  Once the consent decree is finalized, we will remain liable for our share of any contingent remedial actions at the site.  However, we believe any further remediation to be remote and, in any case, do not believe our share of contingent remediation liability would be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000.  We estimate our costs, which approximate $0.9 million, over a 15-year period.  We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.

A summary of expected payments associated with this project is as follows:

Environmental Payments
2006	54
2007	95
2008	56
2009	56
2010	56
Thereafter	554
871

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established.  In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities.  Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans at $3.0 million.  Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million.  We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in the consolidated balance sheet.  However, we cannot be assured that we will be able to recover such costs from Grenadilla.

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

(10)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K.  The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$216	$296	$220	$171
Interest cost	737	881	375	329
Expected return on plan assets	(1,084)	(1,312)	(79)	(70)
Amortization of prior service cost	108	157	—	—
Amortization of net loss	161	74	—	—
Net periodic benefit cost	$138	$96	$516	$430

	Domestic Plans		Foreign Plans
	Nine Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$649	$548	$642	$510
Interest cost	2,212	2,013	1,092	984
Expected return on plan assets	(3,253)	(2,876)	(230)	(218)
Amortization of prior service cost	323	309	—	—
Amortization of net loss	483	302	—	1
Net periodic benefit cost	$414	$296	$1,504	$1,277

We provide postretirement health care and life insurance benefits to eligible hourly retirees and their dependents.  The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Service cost	$12	$10	$37	$30
Interest cost	34	32	102	97
Amortization of transition obligation	9	11	26	34
Amortization of net loss	13	—	38	—
Net postretirement benefit cost	$68	$53	$203	$161

As of September 30, 2006 we have made contributions of $1.5 million to our domestic pension plan.  We do not anticipate any further contribution to this plan during the current year.  Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.2 million for the current year.  As of September 30, 2006, we have made contributions of $0.1 million to this plan.  The pension plans of our German subsidiaries do not hold any assets and pay participant benefits as they become due by using operating cash.  Expected 2006 benefit payments under these plans are $1.1 million.  For the nine months ended September 30, 2006, we have made benefit payments of $0.8 million under these plans.

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

The following tables present information about our operating segments for the three months and nine months ended September 30, 2006 and 2005:

	Piano Segment				Band Segment			Other	Consol
Three months ended 2006	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total

Net sales to external customers	$27,100	$12,174	$10,029	$49,303	$39,487	$2,086	$41,573	$—	$90,876
Income (loss) from operations	1,693	3,384	1,055	6,132	1,325	153	1,478	(665)	6,945

	Piano Segment				Band Segment			Other	Consol
Three months ended 2005	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total

Net sales to external customers	$28,781	$11,858	$8,332	$48,971	$44,923	$2,020	$46,943	$—	$95,914
Income (loss) from operations	2,890	3,241	588	6,719	2,827	263	3,090	(471)	9,338

	Piano Segment				Band Segment			Other	Consol
Nine months ended 2006	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total

Net sales to external customers	$81,667	$36,298	$25,130	$143,095	$129,703	$5,695	$135,398	$—	$278,493
Income (loss) from operations	4,362	8,501	1,778	14,641	(328)	113	(215)	(2,365)	12,061

	Piano Segment				Band Segment			Other	Consol
Nine months ended 2005	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Total

Net sales to external customers	$80,187	$35,911	$23,041	$139,139	$132,441	$5,437	$137,878	$—	$277,017
Income (loss) from operations	7,240	8,589	1,410	17,239	8,990	(8)	8,982	(2,098)	24,123

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

Workers’ Compensation and Self-Insured Health Claims

We establish workers’ compensation and self-insured health claims reserves based on our trend analysis of data provided by third-party administrators regarding historical claims and anticipated future claims.

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

We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value.  Our assessment is based on several analyses, including multi-year cash flows and a comparison of estimated fair values to our market capitalization.

Pensions and Other Postretirement Benefit Costs

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

Stock-based Compensation

We grant stock-based compensation awards which generally vest over a specified period.  When determining the fair value of stock options and subscriptions to purchase shares under the Purchase Plan, we use the Black-Scholes option valuation model, which requires input of certain management assumptions, including dividend yield, expected volatility, risk-free interest rate, expected life of stock options granted during the period, and the life applicable to the Purchase Plan subscriptions.  The estimated fair value of the options and subscriptions to purchase shares, and the resultant stock-based compensation expense, can fluctuate based on the assumptions used by management.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended September 30,				Change
	2006		2005		$	%

Net sales
Band	$41,573		$46,943		(5,370)	(11.4)
Piano	49,303		48,971		332	0.7
Total sales	90,876		95,914		(5,038)	(5.3)

Cost of sales
Band	32,962		37,231		(4,269)	(11.5)
Piano	31,869		31,187		682	2.2
Total cost of sales	64,831		68,418		(3,587)	(5.2)

Gross profit
Band	8,611	20.7%	9,712	20.7%	(1,101)	(11.3)
Piano	17,434	35.4%	17,784	36.3%	(350)	(2.0)
Total gross profit	26,045		27,496		(1,451)	(5.3)
	28.7%		28.7%

Operating expenses	19,100		18,158		942	5.2

Income from operations	6,945		9,338		(2,393)	(25.6)

Other income, net	(395)		(467)		72	(15.4)
Net interest expense	2,665		3,562		(897)	(25.2)
Non-operating expenses	2,270		3,095		(825)	(26.7)

Income before income taxes	4,675		6,243		(1,568)	(25.1)

Income tax provision	3,707	79.3%	2,500	40.0%	1,207	48.3

Net income	$968		$3,743		(2,775)	(74.1)

Overview - Sales at our piano division were on par with the prior period. Market feedback about our Essex piano line, which was re-launched in June, continues to be positive. Although our domestic piano operations experienced decreases in retail sales volume, this was more than offset by the improvement in sales for our operations in Europe and Asia. Band division revenues from professional brass instrument sales were negatively impacted by the strike at our Elkhart, Indiana brass instrument manufacturing facility, which began on April 1st.  However, band margins remained stable as margins realized on student products improved over the year-ago period.  Although we continue negotiations with the union, a significant number of replacement workers have been hired as of period end.  We anticipate a return to normal production levels by the middle of 2007.

Net Sales - The decrease in net sales of $5.0 million resulted from an estimated $6.8 million in lower sales caused by the strike at our Elkhart, Indiana brass instrument manufacturing facility.  The strike impact was partially offset by slight improvements in percussion, woodwind, and background brass sales.  Overseas piano sales increased $1.9 million, reflecting improved performances by both our European and Asian divisions.  During the quarter, overseas Steinway grand unit shipments increased 8% and mid-priced grand unit shipments increased 30%, supported largely by the re-launch of our Essex piano line.  These results more than offset the impact of a 10% decrease in domestic Steinway grand shipments, which resulted largely in the $1.5 million decrease in domestic retail sales in the current period.

Gross Profit - Gross profit decreased $1.5 million resulting primarily from lower sales generated by our band division, as well as lower margins at our piano division.  An estimated $3.1 million of lower gross profit resulted from the strike at our Elkhart, Indiana brass instrument manufacturing facility, comprised of $2.2 million in profit on lost sales and $0.9 million in unabsorbed overhead.  The decrease in band division gross profit was somewhat offset by improvements in most student band instrument margins and $0.3 million in lower charges associated with the sell-through of purchased Leblanc inventory, which was written up to fair value upon acquisition.  Despite the revenue increase, piano segment gross profit decreased, as we had fewer domestic retail sales and experienced a shift in mix towards our mid-priced piano lines.

Operating Expenses - Operating expenses increased $0.9 million due to an increase of $0.3 million in bad debt expense, $0.3 million in stock-based compensation, and $0.2 million in recruiting costs.

Non-operating Expenses - Non-operating expenses decreased $0.8 million due to the $0.9 million decrease in interest expense. This improvement resulted from our long-term debt restructuring and repayment of our larger term loan in the first quarter of 2006, as well as lower borrowings on our domestic line of credit.

Income Taxes - Our effective tax rate has increased from the year ago period due to the significant shift in the ratio of foreign source income to worldwide income.  This shift is due largely to the adverse impact of the loss on extinguishment of our 8.75% Senior Notes, the additional inventory and accounts receivable reserve charges taken in the prior quarter, and the estimated loss in income due to the strike at our Elkhart brass facility.  We currently anticipate that virtually all of our consolidated income for the year will be derived from foreign entities and that the vast majority of this income will be subject to both U.S. and foreign tax.  Accordingly, we expect to generate significantly more foreign taxes than we will be able to utilize as credits against U.S. tax liabilities and our higher effective rate reflects this.    Although we continue to investigate acceptable tax planning strategies in an effort to reduce our rate, we currently expect our effective tax rate for 2006 to be 60%.

Results of Operations

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

	Nine months ended September 30,				Change
	2006		2005		$	%

Net sales
Band	$135,398		$137,878		(2,480)	(1.8)
Piano	143,095		139,139		3,956	2.8
Total sales	278,493		277,017		1,476	0.5

Cost of sales
Band	109,291		108,754		537	0.5
Piano	94,016		88,944		5,072	5.7
Total cost of sales	203,307		197,698		5,609	2.8

Gross profit
Band	26,107	19.3%	29,124	21.1%	(3,017)	(10.4)
Piano	49,079	34.3%	50,195	36.1%	(1,116)	(2.2)
Total gross profit	75,186		79,319		(4,133)	(5.2)
	27.0%		28.6%

Operating expenses	63,125		55,196		7,929	14.4

Income from operations	12,061		24,123		(12,062)	(50.0)

Other income, net	(1,841)		(873)		(968)	110.9
Loss on extinguishment of debt	9,674		—		9,674	100.0
Net interest expense	8,565		10,397		(1,832)	(17.6)
Non-operating expenses	16,398		9,524		6,874	72.2

(Loss) income before income taxes	(4,337)		14,599		(18,936)	(129.7)

Income tax (benefit) provision	(2,602)	60.0%	5,840	40.0%	(8,442)	(144.6)

Net (loss) income	$(1,735)		$8,759		(10,494)	(119.8)

Overview — Consolidated sales have remained stable over the period.  The piano division’s domestic Steinway sales at wholesale have improved, and the sales of our mid-priced lines have been positively impacted by the re-launch of our Essex line in June 2006.  Inventory levels have been reduced as a result of the additional shutdown weeks at our domestic manufacturing facility in the first half of the year.  Our overseas piano divisions continue to have improved sales and stable margins.  Band division unit volume has increased despite the impact of the strike at our Elkhart brass instrument facility, which has adversely affected sales for the year-to-date period.  Band margin improvements made during the first quarter were more than offset by estimated lost profit and unabsorbed overhead from the strike, higher inventory reserves, and additional sales discounts.

Net Sales - The increase in net sales of $1.5 million was driven by improved sales at our piano division.  Domestic Steinway grand piano sales at wholesale increased $2.2 million year-to-date, which helped to offset a decrease of $1.0 million in domestic mid-priced product sales to dealers.  Sales incentives offered to dealers as part of the June Essex re-launch contributed largely to the sales improvement.  Total overseas piano sales increased $2.7 million as a 20% increase in total unit shipments was partially offset by an unfavorable foreign currency translation of $1.2 million.  The decrease in band division sales of $2.5 million resulted from the strike at our Elkhart brass instrument manufacturing facility, which commenced April 1st.  We estimate lost sales of $11.7 million mostly due to low availability of professional instruments which are manufactured at this location.  However, the strike’s impact was mitigated by the availability of imported student brass instruments, student woodwind product and the introduction of new percussion products.

Gross Profit - Gross profit decreased by $4.1 million from deterioration in both the band and piano division margins.  Our band division gross margin declined from 21.1% to 19.3% primarily as a result of a $2.3 million charge to inventory reserves during the second quarter and the strike at the Elkhart brass instrument facility during the second and third quarters.  The strike resulted in $2.0 million of unabsorbed overhead and lost profit on the lost sales described above.  However, the deterioration was minimized by $1.4 million in lower charges associated with Leblanc inventory step-up.  Our piano division gross profit decreased $1.1 million despite increased sales, due to three additional weeks of production shutdown at our domestic piano manufacturing facility, which resulted in $1.3 million of unabsorbed overhead.

Operating Expenses - Operating expenses increased $7.9 million due largely to an increase of $4.7 million in our provision for doubtful accounts primarily as a result of the bankruptcy of one of our major band division customers in July 2006. Stock-based compensation cost for the period was $0.7 million, legal fees at our band division increased $0.6 million, and recruiting costs increased $0.4 million.  Increases in salaries, commissions, and bonuses, as well as costs associated with the re-launch of our Essex line, accounted for a large portion of the remaining increase.

Non-operating Expenses - Non-operating expenses increased $6.9 million due largely to the loss on extinguishment of debt of $9.7 million resulting from the refinancing of our 8.75% Senior Notes and the early repayment of our acquisition term loan.  This net loss was comprised of $7.7 million in premiums paid to bondholders, the write-off of term loan related deferred financing fees of $1.0, and the write-off of bond related deferred financing fees of $2.2 million, which were offset in part by the write-off of bond premium of $1.3 million.

Other income, net increased $1.0 million due to largely to a shift from foreign exchange losses to foreign exchange gains during the period.  Net interest expense decreased $1.8 million due to the reduction in interest rates on our outstanding Senior Notes from 8.75% to 7.00% for a portion of the period and the repayment of our acquisition term loan in the first quarter of 2006.  The remaining decrease was due to interest earned for two months on $51.6 million in residual proceeds from the issuance of our 7.00% Senior Notes.

Income Taxes - Our effective rate has increased from the year ago period due to the significant shift in the ratio of foreign source income to worldwide income.  This shift is due largely to the adverse impact of the loss on extinguishment of our 8.75% Senior Notes, the additional reserve charges taken in the second quarter, and the estimated loss in income due to the strike at our Elkhart brass facility, all of which affect our domestic sourced income.  We currently anticipate that virtually all of our consolidated income for the year will be derived from foreign entities and that the vast majority of this income will be subject to both U.S. and foreign tax.  Accordingly, we expect to generate significantly more foreign taxes than we will be able to utilize as credits against U.S. tax liabilities and our higher effective rate reflects this.   Although we continue to

investigate acceptable tax planning strategies in an effort to reduce our rate, we currently expect our effective tax rate for 2006 to be 60%.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	2006	2005	Change
Net (loss) income:	$(1,735)	$8,759	$(10,494)
Changes in operating assets and liabilities	(10,759)	(14,420)	3,661
Other adjustments to reconcile net (loss) income to cash from operating activities	13,869	8,139	5,730
Cash flows from operating activities	1,375	2,478	(1,103)

Cash flows from investing activities	(2,297)	(2,203)	(94)

Cash flows from financing activities	(17,954)	(4,812)	(13,142)

Cash flows generated from operating activities decreased $1.1 million due primarily to changes in working capital accounts.  Cash provided by inventory increased $17.4 million due to increased piano sales combined with reduced production at both our Elkhart brass instrument facility and our domestic piano manufacturing facility.  Cash used by accounts receivable increased $10.3 million due to increased sales and extended payment terms offered as part of the Essex re-launch promotional activities.  An increase in our band division aged receivable balance was also a factor.

Cash flows from operating activities was also impacted by the $1.4 million purchase of securities (which are classified as trading) for our supplemental executive retirement plan (“SERP”). This purchase was funded by the sale of existing SERP securities and is described below. We realized gains of $0.2 million on the sale of these securities. Unrealized gains on the newly purchased securities was less than $0.1 million.

The use of cash for investing activities remained comparable to the year-ago period as the $1.0 million decrease in proceeds from sales of assets, including an acquired manufacturing facility in Wisconsin and acquired property in France, was offset by proceeds from sales of securities in the current period.  We sold all of the securities in our SERP, which were classified as available-for-sale securities, recognizing $1.4 million in gross proceeds in the current period. Capital expenditures were $0.4 million higher than the year-ago period.

Cash used for financing activities increased $13.1 million due largely to our debt restructuring activities in the current year.  We refinanced our bonds, which generated proceeds of $173.7 million, offset by the extinguishment of $166.2 million of our 8.75% Senior Note debt, and the repayment of our acquisition and real estate term loans.  Although we had additional proceeds from the issuance of stock of $3.3 million and $14.4 million of net borrowings on our credit facilities, premiums paid on the extinguishment of debt of $7.7 million and costs related to the bond and domestic credit facility refinancings of $4.6 million also resulted in the increased use of cash in the current period.

Borrowing Activities and Availability - During the period we restructured our long-term debt, issuing $175.0 million of 7.00% Senior Notes due 2014.  We used the proceeds from this issuance to repay $114.6 million of the 8.75% Senior Notes pursuant to a tender offer.  The remaining proceeds, supplemented by borrowings on our line of credit, were used to exercise our right to call the remaining $51.6 million of 8.75% Senior Notes.  This resulted in a loss on extinguishment of $8.7 million, comprised of $7.7 million in premiums paid to existing holders of 8.75% Senior Notes, $1.3 million of bond premium write-off, and $2.3 million in the write-off of associated deferred financing costs. We recorded interest on both the remaining 8.75% Senior Notes and the 7.00% Senior Notes for the February – April timeframe during which both series of notes were outstanding. This double interest expense was partially offset by interest income on the unused debt issuance proceeds during the first quarter, and is not material to our liquidity.  We expect interest payment savings of approximately $2.3 million per year based on the difference in interest rates on the Senior Notes.

In September, we amended and restated our domestic credit facility, which we have with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75% or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and fixed assets.  As of September 30, 2006, there was $13.9 million in revolving credit loans outstanding, as we used borrowings on the Credit Facility to repay our real estate term loan, which had a balance of $14.6 million at the time of repayment.  As a result, the remaining availability based on eligible accounts receivable and inventory balances was approximately $94.0 million, net of letters of credit.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.7 million ($22.4 million at the September 30, 2006 exchange rate), net of borrowing restrictions of €0.8 million ($1.1 million at the September 30, 2006 exchange rate) and are payable on demand.  These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the loans can be converted into a maximum of £0.5 million ($0.9 million at the September 30, 2006 exchange rate) for use by our U.K. branch and ¥300 million ($2.5 million at the September 30, 2006 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €1.8 million into U.S. dollars or Chinese yuan ($2.3 million at the September 30, 2006 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at fixed margins at rates of LIBOR plus 1% for British pound loans (6.4% at September 30, 2006), LIBOR plus 1% for U.S. dollar loans of our Chinese subsidiary (6.3% - 6.4% at September 30, 2006), and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.9% for Japanese yen loans (1.3% at September 30, 2006). We had $1.9 million outstanding as of September 30, 2006 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($3.9 million at the September 30, 2006 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (1.2% at September 30, 2006) and expires on January 31, 2010.  As of September 30, 2006, we had $3.0 million outstanding on this revolving loan agreement.

At September 30, 2006, our total outstanding indebtedness amounted to $193.8 million, consisting of $175.0 million of 7.00% Senior Notes, $13.9 million on the Credit Facility, and $4.9 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities and to pay cash dividends. We were in compliance with all such covenants as of September 30, 2006 and do not anticipate any compliance issues in 2006.

Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock.  Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of outstanding stock options under our Amended and Restated 1996 Stock Plan.  As of September 30, 2006, we estimate 529,550 shares of reserved treasury stock will be utilized.  These options have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles.  Three weeks of additional shutdown at our domestic piano manufacturing facility and the strike at the Elkhart brass instrument facility have had an adverse impact on operations; however, we do not anticipate any material changes to liquidity as a result of these events.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at September 30, 2006.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$286,150	$18,339	$24,787	$38,420	$204,604
Capital leases	55	13	32	10	—
Operating leases (2)	267,029	5,035	8,278	8,115	245,601
Purchase obligations (3)	17,862	17,699	152	11	—
Other long-term liabilities (4)	30,153	3,432	3,563	3,357	19,801
Total	$601,249	$44,518	$36,812	$49,913	$470,006

Notes to Contractual Obligations:

(1)    Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans.  We estimated the future variable interest obligation using the applicable September 30, 2006 rates.  The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)    Approximately $253.7 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3)    Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4)    Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 10 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that this statement will have on our financial position and results of operations.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adoption of this statement will have on our financial position and results of operations.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS No. 158 is effective for the fiscal year ending after December 15, 2006. We are currently evaluating the impact that adoption of this statement will have on our financial position and results of operations.

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

Our revolving loans bear interest at rates that fluctuate with changes in PRIME, LIBOR, TIBOR, and EURIBOR.  As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Date: November 9, 2006