Form 10-K
period 2006-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2007-03-16
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Large accelerated filer ☐               Accelerated filer ☒               Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $118,731,406 as of June 30, 2006.

Number of shares of Common Stock outstanding as of March 8, 2007:	Class A	477,952
	Ordinary	7,985,952
	Total	8,463,904

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

Financial Information by Segment and Geographic Location

Information on business segments and geographic areas in which we operated for the years ended December 31, 2006, 2005 and 2004 is contained in Note 17 to the Consolidated Financial Statements included in this report.

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

For several years, increases in piano imports, mainly low-priced models from China and Indonesia, contributed to an increase in grand piano unit sales in the United States, the world’s largest grand piano market.  In 2006, Asian imports declined sharply as did total grand piano sales in the United States. Since Steinway realizes the majority of its profit from high-end grand piano sales, our results are generally more affected by economic cycles, demographics, and the public’s continued interest in music than by industry trends.  Accordingly, our Steinway grand sales fared significantly better than the market in general. The piano market in China is growing at a rapid pace and is now the second largest grand piano market outside the United States.  We continue to target this region in our distribution strategies.

Band & Orchestral Instruments - Demand for band & orchestral instruments in the domestic market has traditionally been more significantly impacted by factors such as demographic trends and school budgeting than by macroeconomic cycles.  Recent studies have emphasized the importance of music education in a child’s development and many school band directors are promoting band programs as social organizations rather than the first step of intensive music study.  We expect this emphasis on music education and steady demographic trends to contribute to a relatively stable domestic market in the near-term.

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

Business and Products

Piano Segment

The Family of Steinway-Designed Pianos is a comprehensive offering of the world’s finest pianos at three distinct price points to suit every buyer looking to purchase a fine quality piano.  The family is comprised of our three brands: Steinway & Sons, Boston and Essex. Steinway & Sons grand pianos, handcrafted in New York and Germany, are considered by many to be the highest quality pianos in the world and have one of the most widely recognized and prestigious brand names.  We also offer upright pianos as well as two mid-priced lines of pianos under the Boston and Essex brand names.

Steinway & Sons Pianos - Steinway pianos differ from all others in design specifications, materials used and the assembly process.  We offer two premium-priced product lines under the Steinway & Sons brand: grand pianos and upright pianos.  Grand pianos historically have accounted for the majority of our production.  We offer seven sizes of the grand piano ranging from the 5’1” baby grand to the largest 9’ concert grand.  The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions.  Steinway grand pianos are premium pianos in terms of quality and price, with retail prices for ebony pianos generally ranging from $47,200 to $119,200 in the United States.  Limited edition pianos and pianos with unique veneers sell for retail prices of up to $163,800.  In 2006, we sold 3,134 grand pianos, of which 2,034 units were shipped from our New York facility to dealers in the Americas.  The remaining 1,100 units were shipped from our German facility primarily to Europe and Asia.  Our upright pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations.  We also provide services such as repair, replacement part sales, tuning and regulation of pianos, and restoration. Restoration services range from repairs of minor damage to complete restorations of vintage pianos.

Boston and Essex Pianos - We introduced the Boston line in the early 1990s to allow us to compete in the mid-price category.  Today we offer two complete lines of grand and upright pianos for the mid-priced piano market under the Boston and Essex brand names.  Together, the Boston and Essex product lines offer 17 upright and grand piano sizes, with retail prices ranging from $3,990 to $39,990 in the United States. With certain limited exceptions, we allow only Steinway dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway line.  These pianos, which were designed by us and are produced for us in Asia, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor.  Also, since our research indicates that the vast majority of Steinway customers have previously owned another piano, Boston and Essex pianos provide future Steinway piano customers with the opportunity to join the Steinway family of owners sooner.  The Family of Steinway-Designed Pianos increases our business with our dealers, making us their primary supplier in many instances.

Band Segment

We are the largest domestic producer of band & orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments with well-known brand names.  We have complemented our domestic manufacturing strategy with a sourcing strategy from Asia to remain competitive in the global marketplace.  Over the past few years, we have established relationships with several overseas manufacturers to produce entry-level student instruments to our design specifications.

In 2006, sales of sourced products accounted for approximately 40% of our band division revenue. Approximately 30% of these sales were from our imported entry-level student woodwind and brass instruments.

Woodwind and Brass Instruments - We manufacture piccolos, flutes, clarinets, oboes, bassoons, saxophones, trumpets, French horns, tubas, and trombones in our manufacturing facilities in Indiana, Ohio, Wisconsin, and France.  We sell student level instruments in three distinct product groupings: “good” entry-level imported instruments, “better” mid-priced instruments, which are either imported or manufactured by us, and “best” instruments, which are primarily manufactured by us.  In addition, we also manufacture intermediate and professional level woodwind and brass instruments.  Sales of woodwind and brass instruments accounted for 67% of our band division revenue in 2006.

We sell our woodwind and brass products under the brand names Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Holton, Martin, Yanagisawa, Vito, Emerson, Noblet, Artley and Benge.  Suggested retail prices generally range from $300 to $2,300 for student instruments and from $1,000 to $11,000 for intermediate and professional instruments.  We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics.  We believe that specialization of products helps maintain a competitive edge in quality and product design.  Our specialized woodwind and brass instruments sell for up to $27,000.

We are the exclusive U.S. distributor for Yanagisawa saxophones and Selmer Paris musical instruments. The Selmer Paris saxophone is the best selling professional saxophone in the world.  Selmer Paris, in turn, has exclusive distribution rights to some of our brass instruments in France.

Percussion Instruments - We manufacture, source, and distribute acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, and chimes.  We manufacture percussion products in North Carolina and Illinois under the Ludwig and Musser brand names.  Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products.  Suggested retail prices range from $400 to $5,000 for acoustical drum outfits and from $1,000 to $15,000 for tuned percussion instruments, with specialized tuned instruments purchased by symphonies and orchestras selling for up to $21,000.  Sales of percussion instruments accounted for 16% of our band division revenue in 2006.

String Instruments - We assemble and distribute violins, violas, cellos, and basses.  Products are sold under the brand names Glaesel, Scherl & Roth, and William Lewis & Son.  Suggested retail prices generally range from $175 to $3,000 for student instruments and from $900 to $4,500 for intermediate and advanced instruments, with specialized instruments selling for up to $13,500. Components are primarily imported from Europe and Asia and assembled at our factory in Ohio.  Sales of string instruments accounted for 3% of our band division revenue in 2006.

Accessories - We manufacture mouthpieces and distribute accessories such as music stands, batons, mallets, straps, mutes, reeds, pads, chin rests, strings, bows, cases and instrument care products.  Sales of accessories accounted for 14% of our band division revenue in 2006.

Customers

Piano Segment

Most Steinway grand piano sales are to individuals, both professional artists and amateur pianists.  Our typical customer is between 40 and 50 years old and has an intermediate to advanced level of musical skill.  He or she holds a graduate degree and reports an annual household income over $300,000.

We also sell pianos to institutions such as concert halls, conservatories, colleges, universities and music schools.  Approximately 20% of pianos sold in 2006 were to institutional customers.  We have a specific program focused on increasing piano sales to music schools, as this market segment is typically less sensitive to economic cycles.  Institutions can earn the “All-Steinway School” designation by owning primarily Steinway-designed pianos, enabling them to provide their students and faculties with the best instruments possible for the study of music, from the practice room to the recital hall.  As of December 31, 2006, 68 schools and conservatories worldwide have earned the designation “All-Steinway School.”

We sell the majority of our pianos in the United States, which is the largest grand piano market in the world. Outside the United States, our strongest markets are Germany, Switzerland, the United Kingdom, and France. We also continue to expand our presence in former Eastern Bloc countries.

Outside of the United States, China is currently the second largest grand piano market in the world.  With our three piano lines, we believe our market share of grand piano units is currently 3% in China.  In 2004, we opened a distribution and selection facility in Shanghai.  Our 2006 unit sales in China increased more than 85% over 2005 and we expect a large portion of our long-term growth to come from this market.

In 2006, approximately 52% of piano sales were in the United States, 35% in Europe and the remaining 13% primarily in Asia.  Our largest piano dealer accounted for approximately 4% of piano sales in 2006, while the top 15 accounts represented 26% of piano sales.

Band Segment

Band & orchestral instruments are sold to student, amateur and professional musicians, and institutions.  The majority of our instruments are purchased or rented from dealers by students enrolled in music education programs in the United States.  Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to intermediate or professional level instruments in high school or college.  We estimate that approximately 85% of our domestic band sales are generated through educational programs.  The remaining domestic band sales are to amateur or professional musicians or performing groups, including orchestras and symphonies. Student level instruments accounted for approximately 65% of band & orchestral unit sales and approximately 40% of instrument revenues in 2006, with intermediate and professional instruments representing the balance.

Historically, over 80% of our band sales have been in the United States.  We believe that the Asian and European markets present significant opportunities for growth due to the quality of our instruments and the strength of our brand names.

In 2006, approximately 80% of band sales were in the United States, 9% in Europe and the remaining 11% primarily in Canada and Asia.  Our largest band dealer accounted for approximately 12% of band sales in 2006, while the top 15 accounts represented approximately 41% of band sales.

Sales and Marketing

Piano Segment

We distribute our pianos worldwide through approximately 200 independent dealers who operate 325 showrooms.  We also sell our pianos through nine company-operated retail showrooms:  four in the United States and five in Europe.  We have subsidiaries and dealers in both Japan and China that provide direct access to the growing Asian piano market. Sales to dealers accounted for approximately 75% of piano segment revenue in 2006. The remaining 25% was generated from sales made directly by us at one of our nine company-operated retail showrooms.

We employ district sales managers whose responsibilities include developing close working relationships with piano dealers. These highly experienced professionals provide dealers with sales training and technical support, and develop sales and marketing programs for the consumer and institutional markets.  These sales managers are also responsible for promoting the Steinway Artist Program.

Steinway Artist Program - Steinway Artists are world-class pianists who voluntarily endorse Steinway & Sons by selecting the Steinway piano.  Our Steinway Artist program is unique in that we do not pay artists to endorse our instruments.  To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano.  We use these renowned artists in our marketing programs to help reinforce recognition of the Steinway brand name and its association with quality.  The Steinway Artist Program currently includes more than 1,300 of the world’s finest pianists who perform on Steinway pianos.  In return for their endorsements, Steinway Artists are provided with access to the Concert and Artist Piano Bank.

Concert and Artist Piano Bank - To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank.  The Piano Bank includes approximately 400 instruments worldwide.  Of these instruments, approximately 300 are located in the United States.  In New York City alone, the Piano Bank includes approximately 135 concert grands available for various occasions.  The remaining domestic-based pianos are leased to dealers around the country who actively support the Steinway Artists program.  The Piano Bank promotes our instruments in the music industry and provides management with continual feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist.  The Piano Bank instruments are generally sold after four or five years and replaced with new pianos.

Band Segment

Our band & orchestral, string and percussion instruments and related accessories are distributed worldwide through approximately 1,600 independent musical instrument dealers and distributors.

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

As part of our band director outreach and support strategy, we have developed Conn-Selmer Institute (“CSI”).  Originally created to help graduates that major in music education transition into teaching careers, we have expanded CSI to include three additional tracks: one for experienced music educators, another for music dealer representatives and the third for music business students.  We also have an educational director who travels extensively, lecturing and motivating students, educators and parents on the value of music in a child’s development.  We believe that our well-established, long-standing relationships with influential music educators are an important component of our distribution strategy and that our CSI efforts will further enhance these relationships.

To reach international markets, we primarily sell our instruments through distributors.  We reorganized our international sales staff to include a Vice President of International Sales as well as regional sales directors who have more direct contact with our customers overseas.

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

Competition

Piano Segment

Steinway & Sons Pianos - The level of competition our pianos face depends on the market definition.  Steinway & Sons pianos hold a unique position at the top end of the grand piano market, both in terms of quality and price.  While there are many makers of pianos, only a few compete directly with our Steinway brand.  Other manufacturers of primarily higher priced pianos include Bösendorfer and Fazioli.

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

Boston and Essex Pianos - While our mid-priced pianos compete with brands such as Baldwin and Schimmel, our primary competition has been from Japanese and Korean manufacturers such as Kawai, Yamaha and Young Chang.  By working with manufacturers in the same geographic areas, we have been able to enjoy labor costs and manufacturing efficiencies similar to those of our primary competitors while offering consumers the added benefit of pianos designed by Steinway & Sons.

In recent years, piano manufacturing in China has been growing at a rapid pace.  While the vast majority of the production continues to be upright pianos, Chinese manufacturers have begun producing low-priced, smaller grand pianos.  In 2005, to supplement existing Korean production we established an OEM relationship with Pearl River Piano Group, the largest piano manufacturer in China, to build pianos for our Essex line.  In June of 2006, we successfully re-launched our Essex line, introducing several new Essex models in a variety of finishes. We now offer pianos priced in a considerably more competitive price range than previously available, bringing a good measure of Steinway design benefits to a wider reach of consumers.

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

We also have some of the most well-known brand names in the music industry.  Our piano trademarks include Steinway, Steinway & Sons, the Lyre design, Boston, Heirloom Collection, Crown Jewel Collection and Essex. Our band & orchestral trademarks include Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Ludwig, Musser, Holton, Vito, Glaesel, Scherl & Roth, Emerson, William Lewis & Son, Noblet, and Artley.  We consider our trademarks to be important and valuable assets.  It is possible that the termination, expiration or infringement of one or more of our trademarks may have an adverse affect on our business, depending on the trademark and the jurisdiction.  Accordingly, we maintain trademark registrations in appropriate jurisdictions on an ongoing basis and vigorously pursue any infringement by competitors.

Raw Materials, Component Parts, and Sourced Products

Our raw materials consist primarily of metals and woods.  The majority of these materials is sourced from the Americas, with the balance coming from Europe, Asia and Africa.  We manufacture our own piano plates and piano keys, which are critical component parts of our Steinway pianos.  Component parts for string and percussion instruments are imported from Europe and Asia.  We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2007 or in the future.

Currently, our Boston pianos are sourced from a single manufacturer, as are our Selmer Paris instruments and certain other component parts.  Although we may experience delays in availability of product due to the lead times required by these manufacturers, we do not anticipate any material disruptions to the supply of these products.  Some of our entry-level band instruments are also sourced from single manufacturers.  We continually scrutinize these suppliers and the quality of products that they manufacture for us and we believe that we have a sufficient number of qualified suppliers to ensure availability of all offered products in the upcoming year.

Labor

As of December 31, 2006, we employed 2,363 people, consisting of 1,786 hourly production workers and 577 salaried employees.  Of the 2,363 employees, 1,790 were employed in the United States and the remaining 573 were employed primarily in Europe.

Approximately 50% of our active workforce in the United States is represented by labor unions.  On April 1, 2006, our labor contract with approximately 230 employees at our brass instrument manufacturing facility in Elkhart, Indiana expired.  These employees, who are represented by Local 364 of the United Auto Workers, have been on strike since that time.  By the end of 2006, we had hired our desired number of permanent replacement workers for this facility.  While we continue to negotiate with the union’s representatives, we cannot predict when or if we will be able to reach an agreement.  Members of Local 364 are not included in our workforce statistics below.

The following table indicates the union representation and the current status of our other collective bargaining agreements in the United States:

Location	Union affiliation	Type of manufacturing	Number of employees	Agreement expiration
Elkhart, IN	United Auto Workers	Band instrument warehouse	13	March 31, 2007
Springfield, OH	Glass, Molders, Pottery, Plastics & Allied Workers	Piano plates	34	November 8, 2007
LaGrange, IL	Carpenters	Percussion instruments	33	November 16, 2007
Eastlake, OH	United Auto Workers	Band instruments	250	February 16, 2008
Elkhorn, WI	International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers & Helpers	Band instruments	61	July 20, 2008
New York, NY	United Furniture Workers	Pianos	460	December 31, 2009

In Germany, the workers’ council represents all employees other than management.  Nevertheless, most employment contract conditions are settled in collective bargaining agreements made between various trade unions and the employer organizations to which we belong. Generally, agreements are negotiated on an annual basis.  We believe that relations with our employees and these unions are generally good.

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

We operate in competitive markets

Our success depends upon our ability to maintain our share of the musical instrument market by providing high quality instruments at competitive prices. Increased competition could lead to price reductions, fewer large sales to institutions, reduced operating margins and loss of market share.  Our piano division currently competes with companies such as Bechstein, Bösendorfer, Fazioli, Kawai and Yamaha, which also produce and market pianos at the higher end of the market.  Because of the potential savings associated with buying a used instrument, as well as the durability of the Steinway piano, a relatively large market exists for used Steinway pianos.  We believe that used Steinway pianos provide the most significant competition in the high-end piano market.  Our band & orchestral division competes with a number of domestic and Asian manufacturers of musical instruments, including Jupiter and Yamaha.  Any of our competitors may concentrate their resources upon efforts to compete in our markets.  In addition, Asian musical instrument manufacturers have made significant strides in recent years to improve their product quality.  They now offer a broad range of quality products at highly competitive prices and represent a significant competitive challenge for us.  Our failure to compete effectively could have a negative impact on our results of operations.

Economic downturns and changes in consumer preferences could adversely affect our business

Our business is subject to a number of general economic factors, many of which are out of our control, that may, among other things, result in a decrease in sales and net income. Sales of musical instruments are dependent in part upon discretionary consumer spending, which may be affected by general economic conditions.  For example, Steinway, which represents more than half of our net sales, sells a relatively small number of Steinway & Sons grand pianos each year (3,134 in 2006).  Given the small number of pianos we sell, even a slight decrease in sales could adversely affect our profitability.  Band & orchestral sales are also dependent upon the continued interest of school-aged children in playing musical instruments.  Any decrease in consumer spending or reduction in school-aged children’s interest in music could result in decreased sales, which could adversely affect our business and operating results.  Furthermore, terrorist activities, war or other armed conflict involving the United States or its interests abroad may result in a downturn in the U.S and global economies, thus reducing spending on luxury goods and may exacerbate the risks to our business.

We could be subject to work stoppages or other business interruptions as a result of our unionized work force

A significant portion of our hourly employees are represented by various union locals and covered by collective bargaining agreements.  These agreements contain various expiration dates and must be renegotiated upon expiration.  If we are unable to negotiate any of our collective bargaining agreements on satisfactory terms prior to expiration, we could experience disruptions in our operations.  Our most recent work stoppage began at our band manufacturing plant in Elkhart, Indiana in April 2006 and continues as of the date of this report.  Any future prolonged work stoppage or delay in renegotiating collective bargaining agreements could have a material adverse effect on our operations.

Any significant disruption in our supply from key suppliers could delay production and adversely affect our sales

Our Boston piano line, many of our Essex piano models, our Selmer Paris instruments, and many of our student level band & orchestral instruments are sourced from single foreign manufacturers.  We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which may be available only from limited resources.  Moreover, we are dependent upon the availability of our suppliers to provide material that meets specifications, quality standards and delivery schedules.  Our suppliers’ failure to provide expected raw materials or component parts could adversely affect production schedules and profitability.

Although we have had adequate supplies of raw materials and component parts in the past, there is no assurance that we may not experience serious interruptions in the future.  Our continued supply of materials is subject to a number of risks including: the destruction of our suppliers’ facilities or their distribution infrastructure; work stoppages or strikes by our suppliers’ employees; the failure of our suppliers to provide materials of the requisite quality; the failure of essential equipment at our suppliers’ plants; the failure or shortage of supply of raw materials to our suppliers; and contractual amendments and disputes with our suppliers.

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

We experience inherent concentration of credit risk in our accounts receivable

We establish reserves for accounts receivable and notes receivable.  We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates.  Historically, a large portion of our sales at both the piano and band divisions have been generated by our top 15 customers.  As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which characteristically has the majority of our consolidated accounts receivable balance.  We consider the credit health and solvency of our customers when developing our receivable reserve estimates.  Previously, our bad debt expense has been low.  However, two of our significant customers filed for bankruptcy in 2006, causing us to incur a significant increase in bad debt expense.  If other customers fail to pay a significant portion of their outstanding receivable balances, our results of operations could be negatively impacted.

We may be unable to successfully integrate acquisitions of related companies into our business

We have historically acquired other businesses whose operations or product lines complement our existing business, including Leblanc in August 2004.  We continually explore new opportunities to enter into business combinations with other companies in order to maintain and grow our revenues and market presence.  These potential transactions with other companies create risks such as difficulty in assimilating the personnel, customers, technology, products and operations with our personnel, customers, technology, products and operations; disruption of our ongoing business, including loss of management focus on existing businesses; and impairment of relationships with existing executives, employees, customers and business partners.  In addition, we may not be able to identify suitable candidates for these transactions, or obtain financing or otherwise make these transactions on acceptable terms.

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

Our foreign operations are exposed to risks associated with foreign regulations, exchange rate fluctuations, trade restrictions and political, economic and social instability

We manufacture, market and distribute our products worldwide.  As a result, we are subject to the risks normally associated with foreign operations.  For example, foreign regulations may limit our ability to produce and sell some of our products or repatriate profits to the United States.  In addition, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations.  Our operations may also be negatively impacted by political, economic and social instability in foreign countries in which we operate.  We are also exposed to risks associated with foreign currency fluctuations.  A strengthening of the U.S. dollar, the Japanese yen, the British pound, the Chinese yuan or the euro relative to each other or other foreign currencies could have a negative impact on us.  Although we sometimes engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be sure that these fluctuations will not have an adverse effect on us.  Sales outside the United States accounted for approximately 35% of our net sales in 2006.

The requirements of complying with the Sarbanes-Oxley Act may strain our resources and distract management

As a public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act.  Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures, corporate governance standards and internal controls over financial reporting.  Although we devote significant time and resources to ensure ongoing compliance with the reporting requirements of Sarbanes-Oxley, we can give no assurance that we will continue to meet these requirements in the future or that reportable conditions or material weakness in our internal controls and procedures may not arise despite our best efforts to prevent them.  While we have taken and continue to take all steps necessary to comply with Sarbanes-Oxley, our failure to meet the requirements of Sarbanes-Oxley could negatively impact our business, financial condition and results of operations.  In addition, the effort to comply with these obligations may divert management’s attention from other business concerns.

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

The following table lists our significant owned and leased facilities:

Location	Owned/ Leased	Approximate Floor Space (Square Feet)	Type of Facility and Activity Performed
Long Island City, NY	Owned	450,000	Piano manufacturing; restoration center; administrative offices
New York, NY	Owned	217,000	Piano retail store/showroom; office rental property
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices
	Leased	6,000	Piano retail store/showroom
Munich, Germany	Leased	15,000	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Wuppertal, Germany	Leased	27,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	18,000	Piano warehouse/showroom/workshop
London, England	Leased	10,000	Piano showroom
	Leased	6,000	Piano workshop/storage
Tokyo, Japan	Leased	9,000	Piano selection center; warehouse
	Leased	2,000	Administrative offices
Eastlake, OH	Owned	160,000	Brass instrument manufacturing
Elkhart, IN	Owned	150,000	Brass instrument manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Elkhorn, WI	Owned	58,000	Brass instrument manufacturing
Kenosha, WI	Owned	95,000	Woodwind manufacturing; warehouse
LaGrange, IL	Owned	35,000	Percussion instrument manufacturing
Monroe, NC	Leased	154,000	Drum and case manufacturing
Cleveland, OH	Leased	62,000	String instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse
LaCouture Boussey, France	Owned	32,000	Woodwind manufacturing

We spent $5.5 million for capital improvements in 2006 consisting primarily of software and computer system conversions and upgrades, machinery and production equipment, and plant and facility improvements.  We expect capital spending in 2007 to be in the range of $5.0-$7.0 million, relating to facility maintenance and improvements, computer system maintenance and upgrades, and production equipment purchases.

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

Environmental Matters

We are required to comply with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties contaminated by hazardous substances, including chlorinated solvents.  Our operations are subject to environmental laws and regulations that require us to obtain and maintain permits from regulatory authorities.  Non-compliance with environmental laws and regulations or the permits we have been issued could give rise to significant fines, penalties and other costs.  We currently do not expect to incur material expenditures relating to environmental compliance in 2007.

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

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008, however, we cannot assure investors that it will continue to do so in the future.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  At the fourth site, which is a third party waste disposal site, four Conn-Selmer predecessor entities are among the potentially responsible parties (“PRP”) group.  The PRP group has recently entered into a Consent Order with the EPA, the site owners, and the largest contributor.  For two of the Conn-Selmer predecessor entities, which were previously owned by Philips, this matter was tendered to Philips pursuant to the Environmental Indemnity Agreement.  Philips is a party to the Consent Order and has paid its share of the liability.  The four Conn-Selmer predecessor entities paid approximately $0.1 million in 2006 and settled this claim except for the possibility of a contingent remedial action, should any additional environmental issues be discovered.  We believe the likelihood of a contingency assessment to be remote and, our share of the liability, if any, would not be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000.  We estimate our costs, which approximate $0.9 million, over a 14-year period.  We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2007	$72
2008	60
2009	61
2010	61
2011	60
Thereafter	546
Total	$860

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established.  In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities.  Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.6 million.  Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million.  We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet.  We have reached an agreement with Grenadilla whereby future environmental costs will be paid directly out of the escrow.  Should the escrow be reduced to zero, we would seek indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.  Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Ordinary common stock is traded on the New York Stock Exchange (“NYSE”) under the “LVB” symbol. The following table sets forth, for the periods indicated, the high and low share prices of our Ordinary common stock as reported on the NYSE.

Year Ended December 31, 2006	High	Low
First Quarter	$34.90	$25.45
Second Quarter	33.50	23.71
Third Quarter	29.18	22.50
Fourth Quarter	32.50	26.86

Year Ended December 31, 2005	High	Low
First Quarter	$31.15	$26.63
Second Quarter	30.91	26.90
Third Quarter	30.35	25.50
Fourth Quarter	27.80	24.15

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

Holders of Record - As of March 5, 2007, there were 2,455 beneficial shareholders of our Ordinary common stock and two holders of record of the Class A common stock.

Dividends - Prior to 2006, we were restricted by the terms of our domestic credit facility and indenture relating to our 8.75% Senior Notes from paying cash dividends on our common stock.  During the year we restructured our debt agreements.  Under our new domestic credit facility agreement, and our 7.00% Senior Note indenture, we are permitted, within certain limitations, to pay cash dividends on our common stock.

On February 13, 2007, we declared a dividend of $3.00 per share for shareholders of record as of February 23, 2007.  This dividend payment, which amounted to $25.2 million, was paid on March 7, 2007.  As a result of this dividend, we have reached the limit on our permitted dividend payments under our domestic credit facility.  Although the limits under our debt agreements increase as our earnings increase over time, we do not anticipate paying additional cash dividends on our common stock in the foreseeable future.

The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our results of operations, financial condition, cash requirements, limitations or restrictions in financing agreements, tax treatment of dividends, business conditions and other factors.

Performance Graph - The following line graph compares the yearly percentage change in our cumulative total shareholder return on our Ordinary common stock for the period from December 31,

2001 to December 31, 2006, to the cumulative total return for the Russell 2000 Stock Index (“Russell 2000”) and the cumulative total return for a peer group (“Peer Group”) consisting of Guitar Center, Inc., Harley-Davidson, Inc., Callaway Golf Company, and Fleetwood Enterprises.

The Peer Group was selected by management based on the status of each as a manufacturer and/or distributor of consumer goods in the luxury or musical instrument categories.  The performance graph assumes a $100 investment on December 31, 2001 in each of our Ordinary common stock, the Russell 2000, and the common stock of the Peer Group.  Steinway Musical Instruments, Inc. is included in the Russell 2000.  Total shareholder return for Steinway Musical Instruments, Inc. as well as the Russell 2000 and the Peer Group is based on the cumulative amount of dividends for a period (assuming dividend reinvestment) and the difference between the share price at the beginning and at the end of the period.

	December 31,
	2001	2002	2003	2004	2005	2006
Steinway Musical Instruments, Inc.	$100.00	$97.95	$148.71	$174.23	$153.58	$186.94
Russell 2000	$100.00	$78.42	$117.89	$133.38	$137.81	$161.24
Peer Group	$100.00	$85.62	$109.47	$143.34	$130.65	$141.56

Issuer Purchases of Equity Securities — There was no common stock repurchased or sales of unregistered securities for the fourth quarter ended December 31, 2006.

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plans and our Stock Plans, which are described in Note 12:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
1996 Stock Plan	594,500	$20.98	—
2006 Stock Plan	—	N/A	1,000,000
1996 Purchase Plan	—	N/A	—
2006 Purchase Plan	11,281	$20.80	388,719

Total	605,781	$20.98	1,388,719

Item 6.  Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for each of the five years in the period ended December 31, 2006, as derived from our audited financial statements.  The table should be read in conjunction with our Consolidated Financial Statements, including the footnotes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

(In thousands except share and per share data)
Years Ended December 31,	2006	2005	2004 (1)	2003	2002
Income statement data:
Net sales	$384,620	$387,143	$375,034	$337,220	$332,297
Gross profit	107,407	111,534	109,133	92,553	97,151
Income from operations	18,378	34,837	34,241	22,824	31,399
Net (loss) income	(668)	13,792	15,867	9,698	14,909
(Loss) earnings per share:
Basic	$(0.08)	$1.71	$1.97	$1.09	$1.68
Diluted	$(0.08)	$1.67	$1.91	$1.09	$1.68

Weighted average shares:
Basic	8,303,770	8,069,721	8,046,256	8,924,578	8,877,256
Diluted	8,303,770	8,265,234	8,304,066	8,925,672	8,882,165

Balance sheet data (at December 31):
Cash	$30,409	$34,952	$27,372	$42,283	$19,099
Current assets	282,678	295,731	308,761	288,270	267,346
Total assets	447,175	455,655	477,545	445,665	423,731
Current liabilities	66,048	71,881	72,893	61,304	53,302
Total debt	178,411	204,692	221,208	196,602	200,636
Stockholders’ equity	158,001	148,830	145,553	152,635	131,208

Other financial data:
Capital expenditures	$5,549	$5,004	$5,186	$5,462	$5,604

Margins:
Gross profit	27.9%	28.8%	29.1%	27.4%	29.2%
Operating	4.8%	9.0%	9.1%	6.8%	9.4%

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

Piano Segment — Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts.  The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales.  Given the total number of these pianos that we sell in any year (3,134 sold in 2006), a slight change in units sold can have a material impact on our business and operating results.  Our results are also influenced by sales of Boston and Essex pianos, which together represented almost 60% of total piano units sold but less than 20% of total piano revenues in 2006.  Our Boston piano line and many of our Essex piano models are sourced from Asia by single manufacturers.  The ability of these manufacturers to produce and ship products to us could impact our business and operating results.  In 2006, approximately 52% of piano sales were in the United States, 35% in Europe and the remaining 13% primarily in Asia.  For the year ended December 31, 2006, our piano segment sales were $214.2 million, representing 56% of our total revenues.

Piano Outlook for 2007 — Overall, we expect a relatively stable year for our piano segment with respect to sales and gross profit.  Similar to 2006, we anticipate some unevenness domestically, which should be offset by continued improvement overseas.  We intend to focus on reducing existing inventory levels, developing our distribution structure in China, and implementing various manufacturing improvement initiatives in the upcoming year.  We currently have sufficient, but not excessive, manufacturing capacity to meet anticipated or increased demand.

Band Segment — Our student band instrument sales are influenced by trends in school enrollment, general attitudes toward music and the arts, and our ability to provide competitively priced products to our dealer network.  Management estimates that 85% of our domestic band sales are generated through educational programs; the remainder is sales to amateur or professional musicians or performing groups, including symphonies and orchestras.

Recently, our sales growth has been adversely affected by the ongoing strike at our Elkhart, Indiana brass instrument plant, which started April 1, 2006.  Further, two of our large dealers filed for bankruptcy in 2006, which negatively impacted demand for certain products.

With respect to sourced products, we continue to expand our offerings to include quality, competitively priced brand-name imported instruments that are built to our specifications.  Our product offerings are tailored to the needs of traditional school music dealers who provide full-service rental programs to beginning band students, as well as music retailers and e-commerce dealers selling directly to end consumers from their stores or through the Internet.  We believe our product offerings have helped us remain competitive at various price points and will continue to do so in the future.

In 2006, beginner instruments accounted for approximately 65% of band & orchestral unit shipments and approximately 40% of band instrument revenues, with advanced and professional instruments representing the balance. In 2006, approximately 80% of band sales were in the United States, 9% in Europe and the remaining 11% primarily in Canada and Asia.  For the year ended December 31, 2006, our band sales were $170.4 million, representing 44% of our total revenues.

Band Outlook for 2007 — We are entering 2007 with backorders for products made at our Elkhart, Indiana brass instrument manufacturing facility which is currently on strike, and have backorders for other U.S. made and sourced products.  We expect to have replacement workers at the brass facility fully trained and producing efficiently by the end of 2007.  Further, we expect the production improvements at our other facilities to continue in 2007 and are working with our sourced product suppliers to improve availability and output as we add new models to our existing product lines.  However, we do have some large dealers that have reduced their order volume significantly from the prior period, due to bankruptcies and changes in strategic growth initiatives due to acquisitions.  Barring any further changes in our dealer network or orders in the current year, we expect stable revenue and improved margins towards the end of 2007.

Inflation and Foreign Currency Impact — Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

Sales to customers outside the United States represented 35% of consolidated sales in 2006.  We record sales in euro, Japanese yen, British pounds, and Chinese yuan.  In 2006, we generated 75% of our international sales through our piano segment.  Foreign exchange rate changes impacted sales by approximately $1.2 million in the current year.  Although currency fluctuation affects international sales, it also affects cost of sales and related operating expenses.  Consequently, it generally has not had a material impact on operating income.  We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division.  We do not purchase currency-related financial instruments for purposes other than exchange rate risk management.

Taxes — We are subject to U.S. income taxes as well as tax in several foreign jurisdictions in which we do business.  Some of these foreign jurisdictions have higher statutory rates than the United States.  In addition, certain of our operations are subject to both U.S. and foreign taxes.  However, in such cases we receive a credit against our U.S. taxes for foreign taxes paid equal to the percentage that such foreign income (as adjusted for reallocated interest) represents of the total income subject to U.S. tax.  Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and the absorption of foreign tax credits in the United States.

In 2004, we were able to use the majority, but not all, of the foreign tax credits generated in that period.  However, because the American Jobs Creation Act of 2004 (the “Act”) extended the foreign tax credit carryover period, we were able to recognize a partial benefit for the excess foreign tax credits generated in 2004.  In 2005, we were unable to utilize approximately one third of the foreign tax credits generated during the year.  This, coupled with the income generated in higher rate jurisdictions such as Germany, resulted in an increase in our overall tax rate in that year.  In 2006, we were unable to utilize any of the foreign tax credits generated in the current period as we incurred a loss from operations subject to U.S. tax due to our debt restructuring costs and the strike at one of our brass instrument plants.  Based on the carryforward period, the impact of an anticipated reduction in the German tax rates in 2008, and other tax planning strategies, we have recognized the full benefit for the excess foreign tax credits generated in the current year.  The overall effective tax rate of (75.3%) in 2006 differs from the statutory rate primarily due to foreign taxes that are not creditable against U.S. taxes, permanent differences between book and tax income and expenses, and state taxes.  The overall effective rate is also a function of the insignificant level of loss before income taxes, for which a small change in any amount results in a large percentage change in effective tax rate.  We currently anticipate a return to a more normal overall effective tax rate of approximately 40% for 2007.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005

					Change
For the years ended December 31,	2006		2005		$	%

Net sales
Band	$170,426		$183,626		(13,200)	(7.2)
Piano	214,194		203,517		10,677	5.2
Total sales	384,620		387,143		(2,523)	(0.7)

Cost of sales
Band	138,745		146,168		(7,423)	(5.1)
Piano	138,468		129,441		9,027	7.0
Total cost of sales	277,213		275,609		1,604	0.6

Gross profit
Band	31,681	18.6%	37,458	20.4%	(5,777)	(15.4)
Piano	75,726	35.4%	74,076	36.4%	1,650	2.2
Total gross profit	107,407		111,534		(4,127)	(3.7)
	27.9%		28.8%

Operating expenses	79,879		76,273		3,606	4.7
Provision for doubtful accounts	9,150		424		8,726	2,058.0
Total operating expenses	89,029		76,697		12,332	16.1

Income from operations	18,378		34,837		(16,459)	(47.2)

Other income, net	(2,170)		(1,338)		(832)	62.2
Loss on extinguishment of debt	9,674		538		9,136	1,698.1
Net interest expense	11,255		13,645		(2,390)	(17.5)

(Loss) income before income taxes	(381)		21,992		(22,373)	(101.7)

Income tax provision	287	(75.3)%	8,200	37.3%	(7,913)	(96.5)

Net (loss) income	$(668)		$13,792		(14,460)	(104.8)

Overview — In 2006 our band business suffered due to the strike at our Elkhart, Indiana brass instrument plant, which has been ongoing since April 1st , and the bankruptcy filings of two large customers.

Although production levels at most of our other facilities were either stable or improved, both band division sales and gross margins deteriorated in the current year.

Our piano division sales improved marginally in the United States and more significantly abroad, as customers reacted favorably to our Essex product re-launch.  Piano margins declined slightly due to reduced production at the domestic manufacturing facility in the first half of the year.

Net Sales — Net sales decreased $2.5 million due to an estimated $19.3 million in lower brass instrument sales caused by the strike which began April 1st at one of our Elkhart, Indiana manufacturing facilities.  Overall band unit shipments remained stable as the 6% decrease in band units was offset by increases in stringed and percussion unit shipments.  Total piano sales improved $10.7 million to $214.2 million in 2006.  Domestic sales increased $2.4 million, despite lower Steinway grand unit shipments, due to the increase in total piano unit shipments of 10%, which was largely attributable to our Essex product re-launch mid-year. Overseas, revenues increased $8.3 million, (including $1.2 million attributable to foreign currency translation).  This resulted from improved demand for all product lines in both Europe and Asia.

Gross Profit — Gross profit decreased $4.1 million due to band division results for the period.  We estimate lost gross profit of $6.5 million on the lost brass instrument sales mentioned above.  Band gross profit was also adversely impacted by $3.9 million of unabsorbed overhead at the Elkhart, Indiana brass instrument manufacturing plant, approximately half of which was incurred in the second and third quarters and resulted from the lack of production due to the strike.  The remainder was incurred in the fourth quarter and was due to production inefficiencies as we trained replacement workers at that location.   Band margins were less affected by atypical charges in the current period. These costs totaled $0.1 million in 2006, compared to $1.6 million in 2005, and arose from the sell through of purchased Leblanc inventory, which was written up to fair value upon acquisition. Improved production at other facilities, such as the woodwind manufacturing facility, helped mitigate the margin deterioration caused by the strike.

Piano segment gross profit increased $1.7 million due to the increase in piano division sales.   However, margins deteriorated slightly from 36.4% to 35.4% primarily due to three weeks of additional plant shutdown at our domestic manufacturing facility, which were taken to control inventory levels.

Operating Expenses — Operating expenses increased $12.3 million, mostly due to the $8.7 million increase in the provision for doubtful accounts, which increased due to bankruptcy filings of two large band division customers in July and November 2006.   The remaining increase in operating expenses resulted from band division recruiting and personnel relocation activities of $0.5 million and legal costs of $0.7 million, a large portion of which is attributable to the strike.  An increase in bonuses of $0.5 million for the overseas piano divisions and an increase in promotion and sales costs associated with our Essex re-launch of $0.5 million accounted for most of the remaining increase.

Non-operating Expenses — Non-operating expenses increased $5.9 million in 2006 due to the loss on extinguishment of debt of $9.7 million resulting from the refinancing of our 8.75% Senior Notes and the early repayment of our acquisition term loan.  This net loss was comprised of premiums paid to bondholders of $7.7 million, the write-off of term loan related deferred financing fees of $1.0 million, and the write-off of bond related deferred financing fees of $2.2 million, which were offset in part by the write-off of bond premium of $1.3 million.  We incurred $0.5 million in loss on extinguishment of debt in the prior year period resulting from the repurchase of $8.2 million of our 8.75% Senior Notes and the write-off of the associated deferred financing fees.

Other income, net improved $0.8 million due to a shift of $0.7 million from foreign exchange losses to foreign exchange gains during the period. Net interest expense decreased $2.4 million as a result of $1.2 million increase in interest income, which resulted from interest earned on our higher average cash balance at higher interest rates during the current period.  Lower interest expense of $1.2 million due to our debt refinancing and lower borrowings on our credit facilities also contributed to the net interest expense decrease.

Results of Operations

Fiscal Year 2005 Compared to Fiscal Year 2004

					Change
For the years ended December 31,	2005		2004		$	%

Net sales
Band	$183,626		$171,346		12,280	7.2
Piano	203,517		203,688		(171)	(0.1)
Total sales	387,143		375,034		12,109	3.2

Cost of sales
Band	146,168		137,779		8,389	6.1
Piano	129,441		128,122		1,319	1.0
Total cost of sales	275,609		265,901		9,708	3.7

Gross profit
Band	37,458	20.4%	33,567	19.6%	3,891	11.6
Piano	74,076%	36.4%	75,566	37.1%	(1,490)	(2.0)
Total gross profit	111,534		109,133		2,401	2.2
	28.8%		29.1%

Operating expenses	76,697		75,255		1,442	1.9
Facility rationalization	—		(363)		363	(100.0)
Total operating expenses	76,697		74,892		1,805	2.4

Income from operations	34,837		34,241		596	1.7

Other income, net	(800)		(3,163)		2,363	(74.7)
Net interest expense	13,645		13,437		208	1.5

Income before income taxes	21,992		23,967		(1,975)	(8.2)

Income tax provision	8,200	37.3%	8,100	33.8%	100	1.2

Net income	$13,792		$15,867		(2,075)	(13.1)

Overview — In 2005 we continued strengthening our band business.  Our purchase of substantially all of the assets of G. Leblanc Corporation in August 2004 resulted in sales growth for the segment.  We merged the administrative office operations of Leblanc into our existing operations in May 2005, thereby eliminating duplicative administrative costs.   Production at our woodwind facility, which was low in the early part of the year as we trained new workers, had significantly improved by the end of the period, and we continued to experience period over period improvement in our band segment margins.

Our domestic piano division sales decreased due to unusually high turnover in sales personnel at the retail level, coupled with decreased demand for our Boston piano lines.  However, overall piano segment sales remained stable, primarily due to the revenue generated by our European divisions.  Piano margins declined slightly due to inefficiencies at both piano manufacturing facilities.

Net Sales — Net sales increased $12.1 million as a result of the increase in band division sales, which was caused primarily by incremental sales of Leblanc product through the first three quarters of 2005.  Overall band unit shipments increased 5.9% due to the increase in brass and woodwind unit shipments of 9.5% (the largest component of the band business).  Total piano sales remained stable at $203.5 million.  Domestically, sales declined, in part due to attrition of retail sales staff in the early part of the year, as well as the 11% decrease in unit shipments of our Boston piano lines.  In the United States, mid and lower-priced piano sales were being adversely impacted by the influx of low-priced Asian imports.  However, the shift in mix towards higher priced units sold by our German division resulted in consistent piano segment revenues.

Gross Profit — Gross profit improved $2.4 million driven by an increase in band sales and band margins.  Band margins were less affected by atypical charges in the current period. These costs totaled $1.6 million in 2005, and arose from the sell through of purchased Leblanc inventory, which was written up to fair value upon acquisition.  In the prior period, atypical charges totaled $2.6 million, comprised of $1.2 million from the sell through of purchased Leblanc inventory, and $1.4 million from severance costs associated with plant closures.  Band margins also benefited from a large, high margin sales transaction in the beginning of the fourth quarter.  Piano segment gross profit decreased $1.5 million despite the beneficial sales mix towards higher margin grands sold by our German division. The adverse impact of factory inefficiencies due in part to the disruptions caused by implementing production line improvements, as well as a larger book-to-physical inventory adjustment at our domestic piano manufacturing facility were the primary causes of the piano margin decrease.

Operating Expenses — Operating expenses increased $1.8 million, despite the decrease in external costs associated with Sarbanes-Oxley compliance efforts, which were approximately $1.2 million less in 2005.  The incremental operating expenses are primarily sales and marketing, $0.9 million of which resulted from commissions associated with the large sales transaction described above.  Piano sales commissions also increased as a result of the favorable performance by the German division.  In addition, this division had incremental public relations and advertising costs of $0.2 million as a result of its 125th anniversary celebrations. Lastly, $0.9 million in additional operating expenses were associated with Leblanc, and were incurred in the early part of the year, prior to the consolidation of band administrative offices.

Non-operating Expenses — Non-operating expenses increased $2.6 million in 2005.  Approximately $0.5 million of this increase related to losses on extinguishment of debt, which resulted from the buyback of $8.2 million of our 8.75% Senior Notes at 105%, and the write-off of the corresponding deferred financing costs.  A shift of $0.3 million from foreign exchange gains to foreign exchange losses also contributed to the expense increase.  We incurred additional interest costs of approximately $0.2 million due to the increase in interest rates during the year.   The remainder of the expense increase primarily resulted from reclassification of certain items from non-operating expenses to operating expenses.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our domestic working capital line, to finance our operations, repay long-term indebtedness, finance acquisitions, and fund our capital expenditures.  Our overseas divisions, particularly in Asia, are normally in a borrowing position on their lines.  These borrowings are likely to be less than $10.0 million at any given time. In 2004, our domestic line borrowings peaked at approximately $23.0 million, as a result of our acquisition of the net assets of Leblanc, and in 2005 our borrowings peaked at approximately $11.0 million due to seasonal borrowings. In 2006, our borrowings peaked at $13.9 million, due to the repayment of our term loan in September.

Cash Flows — Our statements of cash flows are summarized as follows:

For the years ended December 31,	2006	2005	2004
Net (loss) income:	$(668)	$13,792	$15,867
Changes in operating assets and liabilities	8,607	6,324	(1,305)
Other adjustments to reconcile net (loss) income to cash flows from operating activities	21,281	11,313	9,311
Cash flows from operating activities	29,220	31,429	23,873

Cash flows from investing activities	(3,798)	(5,756)	(40,720)

Cash flows from financing activities	(31,978)	(15,860)	1,019

In 2006, cash flows from operating activities, which decreased $2.2 million, were impacted by many factors.  The decrease in net income was the largest factor, and resulted from many items which are added back in adjustments to cash flows from operating activities.  Cash provided by inventory increased $2.2 million due to increased piano sales combined with reduced production at our Elkhart brass instrument facility.  Cash used by accounts receivable increased $5.8 million due to increased sales and extended payment terms offered as part of the Essex re-launch promotional activities and an increase in our band division aged receivable balance.

Cash flows from operating activities was also impacted by the $1.4 million purchase of securities (which are classified as trading) for our supplemental executive retirement plan (“SERP”).  This purchase was funded by the sale of existing SERP securities and is described below.  We realized gains of $0.2 million on the sale of these securities.  Realized gains on the newly purchased securities were less than $0.1 million for the year ended December 31, 2006.

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

In 2006 the use of cash for investing activities decreased $2.0 million as we sold all of the securities in our SERP, which were classified as available-for-sale securities, recognizing $1.4 million in gross proceeds in the current period. The remainder of the decrease was due to the absence of acquisition activity in the current period, as compared to $2.2 million in 2005.   The use of cash for investing activities decreased $35.0 million in 2005 as $36.8 million was used to fund our acquisition of Leblanc in 2004.  In 2005, cash used for acquisitions was limited to the $2.2 million final purchase price adjustment for Leblanc.  Capital expenditures were slightly higher than in prior periods at $5.5 million in 2006, $5.0 million in 2005 and $5.2 million in 2004.  (See Capital Expenditures discussion below.)

Cash used for financing activities in 2006 increased $16.1 million due largely to our debt restructuring activities.  We refinanced our bonds, which generated proceeds of $173.7 million, offset by the extinguishment of $166.2 million of our 8.75% Senior Note debt, and the repayment of our acquisition and real estate term loans.  Although we had additional proceeds from the issuance of stock of $5.1 million, premiums paid on the extinguishment of debt of $7.7 million and costs related to the bond and domestic credit facility refinancing of $4.6 million caused the increased use of cash in the current period.  In 2005, cash flows from financing activities decreased $16.9 million due in part to the $4.0 million decrease in proceeds from issuance of stock.  In addition, we repaid approximately $1.5 million on our line borrowings in the current year, whereas borrowings provided cash of $2.9 million in the prior period.  Lastly, in December 2005, we repurchased $8.2 million of our own 8.75% Senior Notes at 105% of face value, which resulted in a use of cash of $8.6 million.  In 2004, cash provided by financing activities of $1.0 million resulted from stock option exercises and employee stock purchase plan activities totaling $5.7 million, which more than offset the $4.6 million in net borrowings and scheduled debt repayments.

Capital Expenditures — Our capital expenditures consist primarily of software and computer system conversions and upgrades, machinery and production equipment, and plant and facility improvements.  We expect capital spending in 2007 to be in the range of $5.0-$7.0 million, relating to facility maintenance and improvements, computer system maintenance and upgrades, and production equipment purchases.

Seasonality — Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below.  Due to these programs, we have large working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $75-$80 million in August and September, and lesser requirements when they are at lows of approximately $55-$65 million in January and February.  The financing options, intended to assist dealers with the seasonality inherent in the industry and facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules.  The following forms of financing are offered to qualified band instrument dealers:

a)            Receivable dating — Payments on purchases made from October through August of the following year are due in October.  Dealers are offered discounts for early payment.

b)           Note receivable financing — Dealers that meet certain credit qualifications may convert open accounts to a note payable to us.  The note program is offered primarily in October and coincides with the receivable dating program.  The terms of the notes generally include payment over a nine to twelve month period with interest ranging from 9%-13.25%.  Interest rates are contingent upon credit ratings and borrowing periods.  In certain situations, long term arrangements for up to 36 months have been offered.  In most instances, the note receivable is secured by dealer inventories and receivables.

Off Balance Sheet Arrangements — In 2004, certain customers of our Leblanc subsidiary financed notes receivable with a third party, to which we have a recourse obligation.  As of December 31, 2005, $0.5 million of these notes remain outstanding.  We have included a corresponding recourse obligation of $0.1 million in our financial statements at period-end.  As of December 31, 2006, these notes and related reserves were less than $0.1 million. Our total maximum recourse obligation under this arrangement includes the outstanding balance on the notes, as well as any interest or late fees that may be incurred by our customers.

We generally do not provide extended financing arrangements to our piano dealers.  To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers.  We generally provide no guarantees with respect to these arrangements.

Retail Financing Obligations — Certain of our retail sales overseas were financed by our customers through a local bank under an arrangement that included an obligation on our part to repurchase pianos seized by the bank upon default of the customer.  The buyback price is established as a percentage of the original sales price, starting at 80% in the first year and declining to 30% in the fifth year of the loan.

This program ceased in the first quarter of 2003. Nevertheless, because our obligation continues until the bank is paid in full by the customer, our commitment can remain outstanding for up to 8 years — the maximum term of the consumer loan.

Our maximum obligation under this arrangement is estimated to be approximately €0.4 million ($0.5 million at the December 31, 2006 exchange rate).  To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote.  Accordingly, we have not recognized a liability for this obligation in our financial statements.  Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

Pensions and Other Postretirement Benefits — When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension, we used a long-term rate of return on plan assets of 9%, which was developed with input from our actuaries and our investment committee, and is consistent with prior years.  We believe that 9% is consistent with the historical long-term return trends on our domestic pension assets and our expectations for future returns. The discount rate utilized for determining future pension and other postretirement benefit obligations for our domestic plans is based on long-term bonds receiving an AA- or better rating by a recognized rating agency.  The discount rate used for December 31, 2006 and 2005 was 5.75%.

The discount rates and rates of return on plan assets for our foreign pension and other postretirement benefit plans were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur in the applicable jurisdiction.

Borrowing Activities and Availability — During the year ended December 31, 2006, we significantly restructured our long-term debt.  In February 2006 we repaid our larger, higher interest term loan, which had an outstanding balance of $16.0 million at the time of payoff.  We also issued $175.0 million of 7.00% Senior Notes and extended a tender offer to purchase the $166.2 million of our outstanding 8.75% Senior Notes.  We issued our new 7.00% Senior Notes at 99.2435%, and received proceeds of $170.2 million, net of associated fees.  We used the proceeds from this issuance to extinguish $114.6 million of the 8.75% Senior Notes pursuant to our tender offer in the first quarter of 2006.  The remaining proceeds, supplemented by borrowings on our line of credit, were used to exercise our right to call the remaining $51.6 million of 8.75% Senior Notes on April 17, 2006.

On September 29, 2006 we restructured our domestic credit facility and used our first borrowing, supplemented by cash on hand, to repay our remaining term loan, which had a balance of $14.6 million at the time of payoff.  Our restructured domestic credit facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011.  It also provides for borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75% or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon availability at the time of borrowing.  Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets.

Our non-domestic credit facilities provided for borrowings equivalent to $27.0 million as of December 31, 2006.  There have been no material changes to our borrowing abilities overseas, and we typically are in a borrowing position of less than $10.0 million at any given time.  Our non-domestic credit facilities are discussed more fully in Note 11 to the consolidated financial statements.

At December 31, 2006, our total outstanding indebtedness amounted to $179.6 million, consisting of $175.0 million of 7.00% Senior Notes and $4.6 million of notes payable to foreign banks.  Cash interest paid was $14.7 million in 2006, $19.4 million in 2005, and $17.5 million in 2004.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of December 31, 2006 and do not anticipate any compliance issues in 2007. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock.  Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

We have reserved 721,750 shares of our existing treasury stock to be utilized for the exercise of outstanding stock options under our Amended and Restated 1996 Stock Plan.  These options have no impact on our cash flow or the number of shares outstanding unless and until the options are exercised.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles.  We were able to effectively utilize cash flow from operations to fund our debt and capital requirements and paid off our seasonal borrowings on our domestic line of credit.  Looking forward to 2007, we anticipate that both our piano and band divisions will perform consistently throughout the period.  Our intention is to manage accounts receivable, reduce inventory levels, and repay credit facility borrowings.

Other than the dividend described below, we do not have any current plans or intentions that will have a material impact on our liquidity in 2007, although we may consider acquisitions that may require funding from operations or from our credit facilities.  Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources.  Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2007.

Recent Events

On February 13, 2007, we declared a dividend of $3.00 per share for shareholders of record as of February 23, 2007.  This dividend payment, which amounted to $25.2 million, was paid on March 7, 2007.  We used existing cash on hand and borrowed approximately $9.0 million domestically to facilitate this payment.

Contractual Obligations — The following table provides a summary of our contractual obligations at December 31, 2006.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$267,456	$16,914	$24,500	$24,500	$201,542
Capital leases	53	14	33	6	—
Operating leases (2)	266,955	5,163	8,798	8,275	244,719
Purchase obligations (3)	23,220	23,186	26	8	—
Other non-current liabilities (4)	37,075	4,254	4,015	3,859	24,947
Total	$594,759	$49,531	$37,372	$36,648	$471,208

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations, the fixed interest on our 7.0% Senior Notes, and the variable interest on our other loans.  We estimated the future variable interest obligation using the applicable December 31, 2006 rates.  The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $253.2 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall, which is described in Note 13 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies based on the definition above.

Accounts Receivable

We establish reserves for accounts receivable and notes receivable (including recourse reserves when our customers have financed notes receivable with a third party).  We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates.  Historically, a large portion of our sales at both our piano and band divisions have been generated by our top 15 customers.  As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which characteristically has the majority of our consolidated accounts receivable balance.  We consider the credit health and solvency of our customers when developing our receivable reserve estimates.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 sets a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred positions, accounting for income taxes in interim periods, and income tax disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and cumulative effects of its application will be recorded as an adjustment to retained earnings as of January 1, 2007.  We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial position and results of operations.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 did not have a material impact on our consolidated financial position and results of operations.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, of its adoption on our consolidated financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate some of our cash flow exposure to foreign currency fluctuations by holding forward foreign currency contracts.  These contracts are not designated as hedges for accounting purposes.  The contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  As of December 31, 2006, a 10% negative change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by $0.5 million.  Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current forward rate.  However, we would offset any such gains and losses by corresponding losses and gains, respectively, on the related asset or liability.

Interest Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt.  Our revolving loans bear interest at rates that fluctuate with changes in PRIME, LIBOR, TIBOR, and EURIBOR and are therefore sensitive to changes in market interest rates.  Our term loans, which were repaid during the year, also bore interest at rates which fluctuated with changes in LIBOR.  For the year ended December 31, 2006, a hypothetical 10% increase in interest rates would have increased our interest expense by approximately $0.2 million.

Our long-term debt includes $175.0 million of Senior Notes with a fixed interest rate.  Accordingly, there would be no immediate impact on our interest expense associated with these Notes due to fluctuations in market interest rates.  However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by approximately $4.4 million as of December 31, 2006.

Item 8.  Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steinway Musical Instruments, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006 and SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2007

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Share and Per Share Data)

For the years ended December 31,	2006	2005	2004

Net sales	$384,620	$387,143	$375,034
Cost of sales	277,213	275,609	265,901

Gross profit	107,407	111,534	109,133

Operating expenses:
Sales and marketing	45,586	45,475	43,846
Provision for doubtful accounts	9,150	424	486
General and administrative	33,062	29,200	29,263
Amortization	812	1,116	1,094
Other operating expenses	419	482	566
Facility rationalization	—	—	(363)
Total operating expenses	89,029	76,697	74,892

Income from operations	18,378	34,837	34,241

Other income, net	(2,170)	(1,338)	(3,163)
Loss on extinguishment of debt	9,674	538	—
Interest income	(4,565)	(3,335)	(2,829)
Interest expense	15,820	16,980	16,266
Total non-operating expenses	18,759	12,845	10,274

(Loss) income before income taxes	(381)	21,992	23,967

Income tax provision	287	8,200	8,100

Net (loss) income	$(668)	$13,792	$15,867

(Loss) earnings per share - basic	$(0.08)	$1.71	$1.97

(Loss) earnings per share - diluted	$(0.08)	$1.67	$1.91

Weighted average shares:
Basic	8,303,770	8,069,721	8,046,256
Diluted	8,303,770	8,265,234	8,304,066

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Data)

December 31,	2006	2005
Assets
Current assets:
Cash	$30,409	$34,952
Accounts, notes and other receivables, net	75,161	81,880
Inventories, net	154,623	159,310
Prepaid expenses and other current assets	12,711	11,653
Deferred tax assets	9,774	7,936
Total current assets	282,678	295,731

Property, plant and equipment, net	95,598	96,664
Trademarks	13,671	13,233
Goodwill	31,481	30,088
Other intangibles, net	4,725	4,128
Other assets	12,988	15,811
Long-term deferred tax asset	6,034	—

Total assets	$447,175	$455,655

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4,595	$12,977
Accounts payable	16,805	13,805
Other current liabilities	44,648	45,099
Total current liabilities	66,048	71,881

Long-term debt	173,816	191,715
Deferred tax liabilities	11,754	15,326
Pension and other postretirement benefit liabilities	32,847	24,318
Other non-current liabilities	4,709	3,585
Total liabilities	289,174	306,825

Commitments and contingent liabilities

Stockholders’ equity:
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued and outstanding	—	—
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 9,943,502 and 9,680,508 shares issued in 2006 and 2005, respectively, and 7,898,052 and 7,635,058 shares outstanding in 2006 and 2005, respectively	10	10
Additional paid-in capital	90,266	83,062
Retained earnings	125,711	126,379
Accumulated other comprehensive loss	(10,550)	(13,185)
Treasury stock, at cost (2,045,450 shares of Ordinary common stock in 2006 and 2005)	(47,436)	(47,436)
Total stockholders’ equity	158,001	148,830

Total liabilities and stockholders’ equity	$447,175	$455,655

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

For the years ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(668)	$13,792	$15,867
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	10,659	11,267	11,183
Amortization of bond discount	140	—	—
Amortization of bond premium	(42)	(252)	(230)
Loss on extinguishment of debt	9,674	538	—
Stock-based compensation expense	1,174	—	—
Excess tax benefits from stock-based awards	(431)
Tax benefit from stock option exercises	945	170	759
Deferred tax benefit	(8,127)	(682)	(2,497)
Provision for doubtful accounts	9,150	424	486
Purchase of trading securities	(1,393)	—	—
Other	(468)	(152)	(390)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(845)	4,955	(293)
Inventories	7,730	5,488	2,003
Prepaid expenses and other assets	(4,785)	1,189	(5,488)
Accounts payable	2,261	(503)	1,419
Other current and non-current liabilities	4,246	(4,805)	1,054
Cash flows from operating activities	29,220	31,429	23,873

Cash flows from investing activities:
Capital expenditures	(5,549)	(5,004)	(5,186)
Proceeds from sales of property, plant and equipment	365	1,415	1,233
Proceeds from sale of available-for-sale securities	1,386	—	—
Acquisition of business, net of cash acquired	—	(2,167)	(36,767)
Cash flows from investing activities	(3,798)	(5,756)	(40,720)

Cash flows from financing activities:
Borrowings under lines of credit	79,169	188,844	159,787
Repayments under lines of credit	(79,756)	(190,297)	(156,852)
Debt issuance costs	(4,638)	—	(105)
Proceeds from issuance of debt	173,676	—	—
Repayments of long-term debt	(198,205)	(15,763)	(7,555)
Premium paid on extinguishment of debt	(7,740)	(407)	—
Proceeds from issuance of stock	5,085	1,763	5,744
Excess tax benefits from stock-based awards	431	—	—
Cash flows from financing activities	(31,978)	(15,860)	1,019

Effects of foreign exchange rate changes on cash	2,013	(2,233)	917

(Decrease) increase in cash	(4,543)	7,580	(14,911)
Cash, beginning of year	34,952	27,372	42,283

Cash, end of year	$30,409	$34,952	$27,372

Supplemental cash flow information:
Interest paid	$14,687	$19,437	$17,470
Income taxes paid	$8,243	$11,160	$9,623
Non-cash transaction:
Purchase of Ordinary common stock by issuance of bonds	$—	$—	$31,583

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2004	$10	$74,626	$96,720	$(2,868)	$(15,853)	$152,635
Comprehensive income:
Net income			15,867			15,867
Foreign currency translation adjustment				4,520		4,520
Additional minimum pension liability, net				(2,439)		(2,439)
Holding gain on marketable securities, net				50		50
Total comprehensive income						17,998

Exercise of 267,327 options for shares of common stock		5,274				5,274
Tax benefit of options exercised		759				759
Issuance of 33,018 shares of common stock	—	470				470
Purchase of 1,271,450 shares of common stock					(31,583)	(31,583)

Balance, December 31, 2004	10	81,129	112,587	(737)	(47,436)	145,553
Comprehensive income:
Net income			13,792			13,792
Foreign currency translation adjustment				(8,377)		(8,377)
Additional minimum pension liability, net				(4,105)		(4,105)
Holding gain on marketable securities, net				34		34
Total comprehensive income						1,344

Exercise of 64,100 options for shares of common stock		1,244				1,244
Tax benefit of options exercised		170				170
Issuance of 20,663 shares of common stock	—	519				519

Balance, December 31, 2005	10	83,062	126,379	(13,185)	(47,436)	148,830

Comprehensive income:
Net loss			(668)			(668)
Foreign currency translation adjustment				6,440		6,440
Additional minimum pension liability, net				(108)		(108)
Realized gain on available-for-sale securities, net				(128)		(128)
Total comprehensive income						5,536

SFAS No. 158 transition obligation, net				(3,569)		(3,569)
Exercise of 236,873 options for shares of common stock		4,551				4,551
Tax benefit of options exercised		945				945
Stock-based compensation		1,174				1,174
Issuance of 26,121 shares of common stock	—	534				534

Balance, December 31, 2006	$10	$90,266	$125,711	$(10,550)	$(47,436)	$158,001

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005, and 2004
(Tabular Amounts in Thousands Except Share and Per Share Data)

1.              Nature of Business

Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) is one of the world’s leading manufacturers of musical instruments.  The Company, through its piano (“Steinway”) and band (“Conn-Selmer”) divisions, manufactures and distributes products within the musical instrument industry.  Steinway produces the highest quality piano in the world and has one of the most widely recognized and prestigious brand names.  Conn-Selmer is the leading domestic manufacturer of band & orchestral instruments and related accessories, including complete lines of brass, woodwind, percussion and string instruments.  Selmer Paris saxophones, Bach Stradivarius trumpets, C.G. Conn French horns, Leblanc clarinets, King trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world.

Throughout these financial statements “we”, “us”, and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

2.              Significant Accounting Policies

Principles of Consolidation — Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly-owned.  All intercompany balances have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The significant estimates in the financial statements include accounts receivable reserves, inventory reserves, workers’ compensation and self-insured health claims, warranty reserves, impairment of long-lived assets, pension and other post retirement benefit cost assumptions, stock based compensation assumptions, deferred income tax valuation allowances, and environmental liabilities.

Revenue Recognition — Generally, revenue for wholesale transactions is recognized upon shipment following receipt of a valid dealer order.  Retail revenue is generally recognized upon delivery to the customer in accordance with the customer’s purchase agreement, and restoration revenue is recognized based on the completed contract method.   We provide for the estimated costs of warranties, discounts and returns at the time of revenue recognition.

Inventories — Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Depreciation and Amortization — Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining term of the respective lease, whichever is shorter.  Estimated useful lives are as follows:

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

Goodwill, Trademarks, and Other Intangible Assets — Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives.  Deferred financing costs are amortized over the repayment periods of the underlying debt.  We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value.  Should an impairment be present, the affected asset would be adjusted to its fair value.  Our annual impairment assessment is in July.  We have not recognized any impairments for the years ended December 31, 2006, 2005, and 2004.

Advertising — Advertising costs are expensed as incurred.  Advertising expense was $7.4 million for the year ended December 31, 2006, $7.6 million for the year ended December 31, 2005, and $7.5 million for the year ended December 31, 2004.

Accounts, Notes and Other Receivables, Net — Accounts, notes and other receivables are recorded net of allowances for bad debts, discounts and returns.

December 31,	2006	2005

Accounts receivable	$74,922	$70,090
Notes and other receivables	21,879	24,113
	96,801	94,203
Allowance for doubtful accounts	(17,869)	(9,207)
Allowance for discounts and returns	(3,771)	(3,116)
	$75,161	$81,880

A summary of the activity in the allowance for doubtful accounts is as follows:

For the years ended December 31,	2006	2005	2004

Beginning balance	$9,207	$11,811	$9,944
Additions charged to costs and expenses	9,150	424	486
Acquisitions	—	—	1,555
Foreign currency translation adjustments	87	(109)	39
Deductions and other	(575)	(2,919)	(213)
Ending balance	$17,869	$9,207	$11,811

Income Taxes — We provide for income taxes using an asset and liability approach.  We compute deferred income tax assets and liabilities annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  When necessary, we establish valuation allowances to reduce deferred tax assets to the amount that more likely than not will be realized.

Foreign Currency Translation and Remeasurement — We translate assets and liabilities of non-U.S. operations into U.S. dollars at year end rates, and revenues and expenses at average rates of exchange prevailing during the year.  We report the resulting translation adjustments as a separate component of accumulated other comprehensive income or loss.  We recognize foreign currency transaction gains and losses in the consolidated statements of income as incurred.

Foreign Currency Exchange Contracts — We enter into foreign currency exchange contracts to mitigate the risks from foreign currency fluctuations on certain intercompany transactions.  These contracts are not designated as hedging instruments for accounting purposes, and are not used for trading or speculative purposes.  Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period.  Such gains and losses offset the foreign currency exchange gains or losses associated with the corresponding receivable, payable, or forecasted transaction.  We have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign currency exchange contracts.  However, we enter into these contracts with reputable financial institutions and we believe we have no significant credit risk.

Stock-Based Compensation — We have an employee stock purchase plan (“Purchase Plan”) and a stock award plan (“Stock Plan”), which are described in Note 12.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”)  No.123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. This Standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. We adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Under this method, restatement of prior period results is not required and (i) compensation expense is recognized on all share-based awards granted prior to, but not yet vested, as of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (ii) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), less estimated forfeitures. We recognize the cost of share-based awards on a straight-line basis over the award’s requisite service period. We estimate the fair value of our stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 12 for additional information regarding the impact of SFAS No. 123(R) on our financial statements.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). During the year ended December 31, 2006, we elected the “Long” method, as defined in the FAS 123(R)-3.

Prior to January 1, 2006, the Company applied the intrinsic value method in APB Opinion 25 and related interpretations in accounting for our stock plans and the disclosure-only provisions SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123”.

(Loss) earnings per Common Share — Basic (loss) earnings per common share is computed using the weighted-average number of common shares outstanding during each year.  Diluted earnings per common share reflects the effect of our outstanding options (using the treasury stock method), except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

For the years ended December 31,	2006	2005	2004

Weighted-average shares for basic earnings per share	8,303,770	8,069,721	8,046,256
Dilutive effect of stock options	—	195,513	257,810
Weighted-average shares for diluted earnings per share	8,303,770	8,265,234	8,304,066

We did not include any of the 594,500 outstanding options to purchase shares of common stock or the right to purchase shares under our employee stock purchase plan of 11,281 in the computation of diluted loss per common share for the year ended December 31, 2006 because their impact would have been antidilutive.  All outstanding options were included in the computation of diluted earnings per common share for the years ended December 31, 2006 and 2005.

Environmental Matters — Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. (See Note 13.)

Segment Reporting — We have two reportable segments: the piano segment and the band & orchestral instrument segment.  We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis.  The Company’s chief operating decision maker is the Chief Executive Officer.

Retirement Plans — We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries. Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions. We also provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents.

Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and current rate trends (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period.

Effective December 31, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employee’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) which requires that the balance sheet reflects the funded status of the pension and postretirement plans. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive loss in the period in which they occur.

Comprehensive Income (Loss) — Comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, pension liabilities, and unrealized gains and losses on available-for-sale (AFS) marketable securities and is reported in the consolidated statements of stockholders’ equity for all periods presented.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Holding Gain/(Loss) on AFS Marketable Securities	Tax Impact of Gain/(Loss) on AFS Marketable Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Pension & Other Post- Retirement Benefits	Tax Impact of Pension & Other Post- Retirement Benefits	Accumulated Other Comprehensive Loss

Balance January 1, 2004	$1,226	$73	$(29)	$(6,853)	$2,715	$—	$—	$(2,868)
Activity	4,520	84	(34)	(3,949)	1,510	—	—	2,131
Balance December 31, 2004	5,746	157	(63)	(10,802)	4,225	—	—	(737)
Activity	(8,377)	56	(22)	(6,622)	2,517	—	—	(12,448)
Balance December 31, 2005	(2,631)	213	(85)	(17,424)	6,742	—	—	(13,185)
Activity	6,440	(213)	85	(31)	(77)	—	—	6,204
Adoption of SFAS No. 158	—	—	—	17,455	(6,665)	(23,235)	8,876	(3,569)
Balance December 31, 2006	$3,809	$—	$—	$—	$—	$(23,235)	$8,876	$(10,550)

Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 sets a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred positions, accounting for income taxes in interim periods, and income tax disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and cumulative effects of its application will be recorded as an adjustment to retained earnings as of January 1, 2007.  We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 did not have a material impact on our consolidated financial position and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008.

We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, of its adoption on our consolidated financial position and results of operations.

3.              Acquisition

On August 12, 2004, we acquired substantially all of the assets and assumed the operating liabilities of G. Leblanc Corporation (“Leblanc”) of Wisconsin, a high-quality band instrument manufacturer.  We have included the operating results and net assets of Leblanc in our financial statements since the date of acquisition.

We acquired Leblanc because its line of instruments and accessories is complementary to our existing product lines, enabling us to gain or strengthen market share in certain instrument categories. The Company disbursed $37.6 million for the purchase price, of which $2.6 million is being held in escrow pending resolution of outstanding claims.  The final purchase price was dependent upon a calculation derived from the closing balance sheet, which resulted in an additional payment of $1.4 million in June 2005.  The total purchase price of $38.9 million has been allocated to acquired assets and assumed liabilities as of August 12, 2004 as follows:

Inventories	$20,723
Receivables and other current assets	12,680
Property, plant and equipment	7,469
Trademarks	3,153
Non-compete agreements	500
Other assets	674
Accounts payable	(1,451)
Recourse reserves	(1,138)
Environmental reserves	(815)
Other liabilities	(2,856)
$38,939

We acquired a manufacturing facility via this transaction that had been scheduled for closure by the predecessor owner.  We vacated this facility in early 2005 and did not incur significant unaccrued costs as a result of this closure.  This acquired facility and a previously closed woodwind manufacturing facility in Elkhart, Indiana were sold in 2005 for combined net proceeds of $1.0 million.  The gain on the sales was less than $0.2 million and related primarily to the closed woodwind manufacturing facility.

4.              Inventories, net

December 31,	2006	2005
Raw materials	$20,989	$23,218
Work-in-process	49,316	47,511
Finished goods	84,318	88,581
	$154,623	$159,310

A summary of the activity in the inventory reserves is as follows:

For the years ended December 31,	2006	2005	2004

Beginning balance	$8,722	$7,574	$5,715
Additions charged to costs and expenses	3,729	2,548	1,229
Acquisitions	—	—	2,703
Foreign currency translation adjustments	122	(95)	30
Deductions and reclassifications	(3,296)	(1,305)	(2,103)
Ending balance	$9,277	$8,722	$7,574

5.              Property, Plant and Equipment, Net

December 31,	2006	2005
Land	$19,694	$19,180
Buildings and improvements	70,571	69,004
Leasehold improvements	4,359	4,073
Machinery, equipment and tooling	54,049	52,176
Office furniture and fixtures	12,458	10,984
Concert and Artist and rental pianos	16,874	15,829
Construction-in-progress	1,979	1,152
	179,984	172,398
Less accumulated depreciation and amortization	(84,386)	(75,734)
	$95,598	$96,664

Depreciation expense was $9.8 million in 2006, $10.2 million in 2005, and $10.1 million in 2004.

6.     Goodwill, Trademarks, and Other Intangible Assets

December 31,	2006	2005
Non-amortizing intangible assets:
Goodwill	$31,481	$30,088
Trademarks	$13,671	$13,233

Amortizing intangible assets:
Deferred financing costs	$5,750	$8,467
Accumulated amortization	(1,287)	(4,701)
Deferred financing costs, net	$4,463	$3,766

Covenants not to compete	$500	$500
Accumulated amortization	(238)	(138)
Covenants not to compete, net	$262	$362

The changes in the carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance at January 1, 2005	$23,299	$8,555	$31,854
Foreign currency translation impact	(1,766)	—	(1,766)
Balance at December 31, 2005	21,533	8,555	30,088
Foreign currency translation impact	1,393	—	1,393
Balance at December 31, 2006	$22,926	$8,555	$31,481

	Piano Segment	Band Segment	Total
Trademarks:
Balance at January 1, 2005	$7,964	$4,361	$12,325
Additions based on purchase price allocation to acquired assets	—	1,463	1,463
Foreign currency translation impact	(555)	—	(555)
Balance at December 31, 2005	7,409	5,824	13,233
Foreign currency translation impact	438	—	438
Balance at December 31, 2006	$7,847	$5,824	$13,671

The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of covenants not to compete is five years.  The following table summarizes amortization expense, which includes amortization of deferred financing costs:

For the years ended December 31,	2006	2005	2004
Total amortization expense	$812	$1,116	$1,094

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

Estimated amortization expense:	Amount
2007	$790
2008	788
2009	745
2010	665
2011	625
Thereafter	1,112

7.     Other Assets

December 31,	2006	2005
Intangible pension assets	$—	$2,961
Notes receivable	5,267	6,067
Marketable securities	1,547	1,132
Deposits	4,571	4,374
Other assets	1,603	1,277
Total	$12,988	$15,811

Deposits include $2.5 million set aside for potential workers’ compensation liabilities and $1.9 million set aside for environmental remediation; therefore the use of these funds is restricted unless we replace the deposits with a letter of credit of a similar amount.

8.            Other Current Liabilities

December 31,	2006	2005
Accrued payroll and related benefits	$16,397	$17,622
Current portion of pension and other postretirement benefit liabilities	1,461	3,441
Accrued warranty expense	1,888	1,857
Accrued interest	4,178	3,134
Deferred income	6,348	5,482
Environmental liabilities	3,232	3,820
Income and other taxes payable	3,012	2,325
Other accrued expenses	8,132	7,418
Total	$44,648	$45,099

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years.  The accrued expense recorded is generally based on a historical warranty costs as a percentage of sales and is adjusted periodically following an analysis of warranty activity.  A summary of the activity in accrued warranty expense is as follows:

For the years ended December 31,	2006	2005	2004
Accrued warranty expense:
Beginning balance	$1,857	$2,139	$2,602
Additions	806	858	932
Claims and reversals	(849)	(1,045)	(1,455)
Foreign currency translation	74	(95)	60
Ending balance	$1,888	$1,857	$2,139

9.            Other Income, Net

For the years ended December 31,	2006	2005	2004
West 57th Building income	$(4,653)	$(4,653)	$(4,653)
West 57th Building expenses	3,282	3,269	3,254
Foreign exchange (gain) loss, net	(432)	271	(41)
Miscellaneous, net	(367)	(225)	(1,723)
Total	$(2,170)	$(1,338)	$(3,163)

10.       Income Taxes

The components of the income tax provision are as follows:

For the years ended December 31,	2006	2005	2004
U.S. federal:
Current	$(259)	$1,167	$2,838
Deferred	(8,001)	98	(1,990)
U.S. state and local:
Current	553	464	877
Deferred	278	(171)	(166)
Foreign:
Current	8,120	7,251	6,882
Deferred	(404)	(609)	(341)
Total	$287	$8,200	$8,100

The components of (loss) income before income taxes are as follows:

For the years ended December 31,	2006	2005	2004
U.S. operations	$(20,077)	$4,265	$6,847
Non-U.S. operations	19,696	17,727	17,120
Total	$(381)	$21,992	$23,967

Our income tax provision differed from that using the statutory U.S. federal rate as follows:

For the years ended December 31,	2006	2005	2004
Statutory federal rate applied to (loss) income before income taxes	$(133)	$7,697	$8,388
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit) (1)	6,680	1,817	1,621
State income taxes (net of federal benefit)	267	642	773
Benefit of excess foreign tax credits (2)	(7,182)	(938)	(865)
Detriment (benefit) of state net operating losses (3)	364	(562)	—
Other	291	(456)	(1,817)
Income tax provision	$287	$8,200	$8,100

(1)             Includes the impact of foreign taxes in excess of the U.S. statutory rate of 35% as well as foreign income also subject to U.S. tax, less the foreign tax credit allowed in the current year.  No foreign tax credits were used in 2006.

(2)             Represents the impact of excess foreign taxes eligible to offset U.S. taxes over the credit taken, less an associated valuation allowance of $938 in 2005 and $865 in 2004.  All foreign tax credits generated in 2006 were excess foreign tax credits.

(3)             Represents the impact of state net operating losses available to offset current and future taxable income at the state level.

At December 31, 2006, accumulated retained earnings of non-U.S. subsidiaries totaled $10.4 million.  We did not provide for U.S. income taxes or foreign withholding taxes for these subsidiaries because our current intention is to reinvest such earnings for the foreseeable future.

The components of net deferred taxes are as follows:

December 31,	2006	2005
Deferred tax assets:
Uniform capitalization and reserve adjustments to inventory	$2,396	$2,385
Allowance for doubtful accounts	3,557	2,083
Accrued expenses and other current assets and liabilities	8,061	7,730
Additional minimum pension liability	—	6,742
OCI - pension and OPEB plans	8,876	—
Net operating losses	5,694	4,019
Foreign tax credits	18,914	10,749
Total deferred tax assets	47,498	33,708

Deferred tax liabilities:
Pension contributions	(3,164)	(3,332)
Fixed assets	(18,839)	(19,007)
Unamortized tax method change	—	(448)
Intangibles	(8,030)	(7,481)
Total deferred tax liabilities	(30,033)	(30,268)
Net deferred taxes before valuation allowances	17,465	3,440
Valuation allowances	(13,411)	(10,830)
Net deferred taxes	$4,054	$(7,390)

The valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount.  The valuation allowances relate to foreign tax credits and state net operating loss carryforwards generated in excess of amounts we more likely than not expect to utilize.  Gross state tax net operating loss carryforwards totaled $122.6 million as of December 31, 2006 and expire in varying amounts from 2007 through 2026.  Our foreign tax credits expire in varying amounts from 2009 through 2016.

Valuation allowances increased $2.6 million during 2006 and $0.6 million during 2005.  Valuation allowances relating to the acquisition of Steinway totaled $3.1 million as of December 31, 2006 and $2.9 million as of December 31, 2005.  The difference results primarily from exchange rate fluctuations.  If these valuation allowances are removed, the reversal reduces goodwill.

We have provided reserves for certain tax matters, which we believe could result in additional tax being due. Our tax reserves were approximately $0.3 million at December 31, 2006.  Any additional assessment or reduction of these contingent liabilities will be reflected at our effective tax rate.

11.       Long-Term Debt

During the year ended December 31, 2006, we significantly restructured our long-term debt.  In February 2006 we repaid our larger, higher interest term loan, which had an outstanding balance of $16.0 million at the time of payoff.  We also issued $175.0 million of 7.00% Senior Notes and extended a tender offer to purchase the $166.2 million of our outstanding 8.75% Senior Notes.  We issued our new 7.00% Senior Notes at 99.2435%, and received proceeds of $170.2 million, net of associated fees.  We used the proceeds from this issuance to extinguish $114.6 million of the 8.75% Senior Notes pursuant to our tender offer in the first quarter of 2006.  The remaining proceeds, supplemented by borrowings on our line of credit, were used to exercise our right to call the remaining $51.6 million of 8.75% Senior Notes on April 17, 2006.

On September 29, 2006 we restructured our domestic credit facility and used our first borrowing, supplemented by cash on hand, to repay our remaining term loan, which had a balance of $14.6 million at the time of payoff.  Our restructured domestic credit facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011.  It also provides for borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75% or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon availability at the time of borrowing.  Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets. As a result of these debt restructuring activities, our long-term debt consists of the following:

December 31,	2006	2005
7.00% Senior Notes	$175,000	—
8.75% Senior Notes	—	166,194
Unamortized bond premium	—	1,332
Unamortized bond discount	(1,184)	—
Term loans	—	32,011
Open account loans, payable on demand to a foreign bank	4,595	5,155
Total	178,411	204,692
Less current portion	4,595	12,977
Long-term debt	$173,816	$191,715

In conjunction with our debt restructuring activities, we recorded a net loss on extinguishment of debt of $9.7 million for the year ended December 31, 2006, which consists of the following:

For the year ended December 31,	2006
Deferred financing costs write-off - term loan	$977
Deferred financing costs write-off - 8.75% Senior Notes	2,247
Premiums pursuant to the tender offer and call	7,740
Bond premium write-off	(1,290)
Total net loss on extinguishment of debt	$9,674

Scheduled payments of long-term debt as of December 31, 2006 are as follows:

Amount

2007	$4,595
2008	—
2009	—
2010	—
2011	—
Thereafter	175,000
Total	$179,595

Our non-domestic credit facilities originating from two German banks provide for borrowings by foreign subsidiaries of up to €17.5 million ($23.1 million at the December 31, 2006 exchange rate), net of borrowing restrictions of €0.8 million ($1.0 million at the December 31, 2006 exchange rate) and are payable on demand.  These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the loans can be converted into a maximum of £0.5 million ($1.0 million at the December 31, 2006 exchange rate) for use by our U.K. branch and ¥300 million ($2.5 million at the December 31, 2006 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.3 million at the December 31, 2006 exchange rate).  Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing.  Margins fluctuate based on the loan amount and the borrower’s bank rating.  The remaining demand borrowings bear interest at fixed margins at rates of London Interbank Offered Rate (“LIBOR”) plus 1% for British pound loans (6.4% at December 31, 2006), LIBOR plus 1% for U.S. dollar loans of our Chinese subsidiary (6.4% at December 31, 2006), and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.86% for Japanese yen loans (1.3% at December 31, 2006).  We had $1.7 million outstanding as of December 31, 2006 on these credit facilities.

Our Japanese subsidiary maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($3.9 million at the December 31, 2006 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.85% (1.3% at December 31, 2006) and expires on January 31, 2010.  As of December 31, 2006, we had $2.9 million outstanding on this revolving loan agreement.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends.  We were in compliance with all such covenants as of December 31, 2006.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” to account for our stock compensation arrangements, using the modified prospective application transition method.  Accordingly, we did not restate the results of prior periods.  Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and did not recognize any compensation expense associated with employee stock options because the exercise price was equal to the market price at the date of option grant.  SFAS No. 123(R) requires that stock-based compensation cost be recognized over the period from the date of grant to the date when the award is no longer contingent upon the employee providing additional service.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to measure stock-based employee compensation prior to January 1, 2006:

For the years ended December 31,	2005	2004

Net income, as reported	$13,792	$15,867
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects of $141 and $150, respectively	(933)	(1,040)
Pro forma net income	$12,859	$14,827
Earnings per share:
As reported - Basic	$1.71	$1.97
As reported - Diluted	$1.67	$1.91
Pro forma - Basic	$1.59	$1.84
Pro forma - Diluted	$1.57	$1.79

The compensation cost that has been recognized relating to these plans was $1.2 million for the year ended December 31, 2006.  The income tax benefit recognized for share-based compensation arrangements was $0.2 million for the year ended December 31, 2006.  Basic and diluted loss per share includes $0.12 of stock based compensation cost, net of related tax benefit, for the twelve months ended December 31, 2006.

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model.  The risk-free interest rate is based on the weighted-average of U.S. Treasury rates over the expected life of the stock option granted under the Stock Plan or the contractual life of the option feature in the Purchase Plan. The expected life of a stock option is based on historical data of similar option holders.  We have segregated our employees into two groups based on historical exercise and termination behavior. The expected life of the option feature in the Purchase Plan is the same as its contractual life.  Expected volatility is based on historical volatility of our stock over its expected life, as our options are not readily tradable.

Employee Stock Purchase Plan — Under our employee stock purchase plan substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period.  Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings.  We had reserved 500,000 shares for issuance under this plan and we could grant options to purchase shares up to ten years from the plan’s commencement.  This plan expired on July 31, 2006.  Shares issued under the

Purchase Plan were 26,121 during 2006, 20,663 during 2005, and 33,018 during 2004 and 196,788 shares went unused under the plan. Our stockholders approved a new Purchase Plan effective August 1, 2006 during our annual stockholders meeting.  The characteristics of the plan were not changed.  Our Board of Directors has authorized an aggregate of 400,000 shares of common stock for issuance under this plan.  No shares have been issued out of the new Purchase Plan as of December 31, 2006.

Key assumptions used to apply this pricing model to the option feature in the Purchase Plan are as follows:

For the years ended December 31,	2006	2005	2004
Risk-free interest rate	4.32%	2.83%	1.51%
Weighted-average expected life of option feature in the Purchase Plan (in years)	1.0	1.0	1.0
Expected volatility of underlying stock	23.6%	25.0%	26.6%
Expected dividends	n/a	n/a	n/a

The weighted-average fair value of the option feature in the Purchase Plan is as follows:

For the years ended December 31,	2006	2005	2004
Option feature in Purchase Plan	$6.83	$7.29	$5.16

Stock Plan — The 1996 Stock Plan, as amended, provides for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors through July 31, 2006.  Our stock options generally have five-year vesting terms and ten-year option terms.  Upon option exercise, we issue shares of Ordinary common stock and we will continue to issue shares until we have reached our registered share limitations.  At that time, we will issue shares out of treasury stock.  We had reserved 721,750 treasury stock shares under the 1996 Stock Plan for this purpose.  As of December 31, 2006, 804,700 shares of Ordinary common stock were reserved for issuance under the Stock Plan. Outstanding options totaled 594,500 as of December 31, 2006, therefore 210,200 shares went unused under this plan.  Our stockholders approved the new “2006 Stock Plan” effective August 1, 2006 during our annual stockholders meeting. While the new plan was updated to conform to recent tax law changes, the basic characteristics of the plan were not changed. Our Board of Directors has authorized an aggregate of 1,000,000 shares of common stock for issuance under the 2006 Stock Plan.  No shares have been issued out of the new Stock Plan as of December 31, 2006.

Key assumptions used to apply this pricing model to the Stock Plan are as follows:

For the years ended December 31,	2006	2005	2004
Risk-free interest rate	4.98%	4.19%	n/a
Weighted-average expected life	7.1	7.5	n/a
Expected volatility of underlying stock	24.4%	26.1%	n/a
Expected dividends	n/a	n/a	n/a

The weighted-average fair values of options granted under the Stock Plan are as follows:

For the years ended December 31,	2006	2005	2004
Stock Plan	$10.95	$10.68	$—

The following table sets forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Life (in years)
Outstanding at January 1, 2006	9,476	$25.42
Shares subscribed	29,393	20.57
Exercised	(26,121)	20.43
Canceled	(1,467)	20.47
Outstanding at December 31, 2006	11,281	$20.80	0.6

The following table sets forth information regarding the Stock Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2006	826,773	$20.33
Granted	25,000	27.66
Exercised	(236,873)	19.21
Forfeited	(20,400)	23.60
Outstanding at December 31, 2006	594,500	$20.98	6.1	$5,846,738

Exercisable at December 31, 2006	385,600	$20.17	5.6	$4,102,664
Vested or expected to vest at December 31, 2006	553,252	$20.92	6.0	$5,474,054

The total intrinsic value of the options exercised during the years ended December 31, 2006, 2005, and 2004 was $2.8 million, $0.6 million, and $2.7 million, respectively.

As of December 31, 2006, there was $1.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Plan.  The compensation cost is expected to be recognized over a period of two years.

As reported in the statement of cash flows, cash received from option exercises under the Stock Plan and shares issued under the Purchase Plan for the year ended December 31, 2006 was $5.1 million.

SFAS No. 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities.  Prior to the adoption of SFAS No. 123(R), such excess tax benefits were classified as operating cash flows.  Accordingly, $0.9 million of tax benefit from stock option exercises is presented as a cash inflow from operating activities and $0.4 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows.

13.       Commitments and Contingent Liabilities

Lease Commitments — We lease various facilities and equipment under non-cancelable operating lease arrangements.  These leases expire at various times through 2018.  Rent expense was $5.6 million for the year ended December 31, 2006 and $5.7 million for the years ended December 31, 2005 and 2004.

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

For the years ending December 31,	Lease Payments	Rental Income
2007	$5,106	$4,653
2008	2,761	4,653	(1)
2009	1,790	—
2010	1,501	—
2011	1,200	—
Thereafter	4,082	—
Total	$16,440	$9,306

(1)             In 2008, if the master lease is not renewed or replaced we would then directly receive the rental income from all other tenants in the building.

Employment Agreements and Other Obligations — We maintain employment agreements with certain employees and consultants.  Most of these agreements have one-year terms and contain automatic renewal provisions.  Our obligation under these agreements at current compensation levels is approximately $2.2 million per year.

Our employment agreements with our Chairman and Chief Executive Officer contain provisions whereby if we do not offer to renew them, we would be obligated to pay out an additional $3.4 million.

Although the agreements expired in 2006 and specific terms are still under negotiation, renewal offers have been made and accepted.  The Chairman and Chief Executive Officer collectively hold 100% of the Class A common shares, representing 86% of the combined voting power of the Class A common stock and Ordinary common stock.  Further, these individuals have established a limited liability corporation to which we pay reimbursement of certain rent, overhead and travel-related expenses.  These expenses totaled $0.2 million in each of the years ended December 31, 2006, 2005, and 2004. We included less than $0.1 million in accounts payable related to these expenses at December 31, 2006 and 2005.

Notes Receivable Financed with Recourse — In 2004, certain customers of our Leblanc subsidiary financed notes receivable with a third party, to which we have a recourse obligation.  As of December 31, 2006, less than $0.1 million of these notes remain outstanding.  We have included a corresponding recourse obligation of less than $0.1 million in our financial statements at December 31, 2006.  Our total maximum recourse obligation under this arrangement includes the outstanding balance on the notes, as well as any interest or late fees that may be incurred by our customers.

We generally do not provide extended financing arrangements to our piano dealers.  To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers.  We generally provide no guarantees with respect to these arrangements.

Retail Financing Obligations — Certain of our retail sales overseas were financed by our customers through a local bank under an arrangement that included an obligation on our part to repurchase pianos seized by the bank upon default of the customer.  The buyback price is established as a percentage of the original sales price, starting at 80% in the first year and declining to 30% in the fifth year of the loan.

This program ceased in the first quarter of 2003. Nevertheless, because our obligation continues until the bank is paid in full by the customer, our commitment can remain outstanding for up to 8 years — the maximum term of the consumer loan.

Our maximum obligation under this arrangement is estimated to be approximately €0.4 million ($0.5 million at the December 31, 2006 exchange rate).  To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote.  Accordingly, we have not recognized a liability for this obligation in our financial statements.  Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

With limited exceptions, we do not provide extended financing arrangements to our dealers.  To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers.  We generally provide no guarantees with respect to these arrangements.

Legal and Environmental Matters — We are involved in certain legal proceedings regarding environmental matters, which are described below.  Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business.  While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, results of operations or prospects.

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

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”).  When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”).  To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008, however, we cannot assure investors that it will continue to do so in the future.  Four matters covered by the Environmental Indemnity Agreement are currently pending.  Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs.  On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois.  Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.  At the fourth site, which is a third party waste disposal site, four Conn-Selmer predecessor entities are among the potentially responsible parties (“PRP”) group.  The PRP group has recently entered into a Consent Order with the EPA, the site owners, and the largest contributor.  For two of the Conn-Selmer predecessor entities, which were previously owned by Philips, this matter was tendered to Philips pursuant to the Environmental Indemnity Agreement.  Philips is a party to the Consent Order and has paid its share of the liability.  The four Conn-Selmer predecessor entities paid approximately $0.1 million in 2006 and settled this claim except for the possibility of a contingent remedial action, should any additional environmental issues be discovered.  We believe the likelihood of a contingency assessment to be remote and, our share of the liability, if any, would not be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000.  We estimate our costs, which approximate $0.9 million, over a 14-year period.  We have accrued approximately $0.7 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
2007	$72
2008	60
2009	61
2010	61
2011	60
Thereafter	546
Total	$860

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established.  In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities.  Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.6 million.  Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million.  We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet.  We have reached an agreement with Grenadilla whereby future environmental costs will be paid directly out of the escrow.  Should the escrow be reduced to zero, we would seek indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

14.          Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries.  Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions.  These contributions totaled $1.0 million in 2006, and $1.1 million in 2005 and 2004. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in this Note or our financial statements.

Our plan assets are invested primarily in common stocks and fixed income securities.  We make contributions to our domestic plan with the objective of maintaining a 90% funded status for the projected benefit obligation.  At a minimum, our contributions equal the amounts required by federal laws and regulations.  Foreign plans are funded in accordance with the requirements of the regulatory bodies governing each plan.

In 2003, we combined all of our domestic pension plans into one plan, “The Steinway Musical Pension Plan,” to facilitate plan monitoring and plan investment management. Effective June 1, 2005 we established a master trust for this combined plan and we will continue to evaluate this plan’s funded status and make any required minimum contributions annually.

On December 31, 2006 we adopted the recognition and disclosure provisions of SFAS No. 158, which requires us to recognize the funded status of our defined benefit pension plans and post-retirement benefit plan on our balance sheet as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income (loss), net of taxes.  The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all underfunded plans in other current and pension and other postretirement liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next twelve months, is reflected in other current liabilities.

In accordance with SFAS No. 158, our 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of adoption on the individual line items on our balance sheet at December 31, 2006:

	Pre-SFAS No. 158 Adoption	Effect of adopting SFAS No. 158	As reported at December 31, 2006

Assets:
Other assets	$15,519	$(2,531)	$12,988
Long-term deferred tax asset	3,823	2,211	6,034
Total assets:	$447,495	$(320)	$447,175

Liabilities:
Other current and pension and other postretirement liabilities	$74,246	$3,249	$77,495

Stockholders’ equity:
Accumulated other comprehensive loss	(6,981)	(3,569)	(10,550)

Total Liabilities and Stockholders’ equity:	$447,495	$(320)	$447,175

The following table sets forth the funded status and amounts recognized for our defined benefit pension plans:

	Domestic Plans		Foreign Plans
December 31,	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of year	$52,949	$48,876	$29,587	$28,763
Service cost	866	852	910	701
Interest cost	2,949	2,915	1,309	1,278
Plan participants’ contributions	11	11	64	60
Amendments	—	631	—	—
Actuarial loss	4,152	2,294	1,005	3,712
Foreign currency exchange rate changes	—	—	3,713	(3,742)
Curtailment gain	—	—	—	—
Benefits paid	(2,805)	(2,630)	(1,205)	(1,185)
Benefit obligation, end of year	58,122	52,949	35,383	29,587

Change in plan assets:
Fair value of plan assets, beginning of year	48,820	47,397	4,790	4,476
Actual return on plan assets	8,174	2,542	429	694
Employer contribution	1,500	1,500	1,250	1,255
Employee contributions	11	11	64	60
Foreign currency exchange rate changes	—	—	696	(510)
Benefits paid	(2,805)	(2,630)	(1,205)	(1,185)
Fair value of plan assets, end of year	55,700	48,820	6,024	4,790

Funded status	(2,422)	(4,129)	(29,359)	(24,797)

Unrecognized net actuarial loss	—	12,251	—	6,339
Unrecognized prior service cost	—	2,961	—	—
Net amount recognized	$(2,422)	$11,083	$(29,359)	$(18,458)

Amounts recognized on the balance sheet consist of:
Pension and other post retirement benefit liabilities	$(2,422)	$(4,129)	$(29,359)	$(23,631)
Other assets	—	2,961	—	—
Accumulated other comprehensive loss	—	12,251	—	5,173
Net amount recognized	$(2,422)	$11,083	$(29,359)	$(18,458)

The weighted-average assumptions used to determine our benefit obligations are as follows:

	Domestic Plans		Foreign Plans
December 31,	2006	2005	2006	2005
Discount rate	5.75%	5.75%	4.62%	4.21%
Rate of compensation increase	n/a	n/a	3.42%	2.55%

The weighted-average assumptions used to determine our net periodic benefit cost are as follows:

	Domestic Plans			Foreign Plans
For the years ended December 31,	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.50%	4.59%	4.31%	4.95%
Expected return on assets	9.00%	9.00%	9.00%	6.00%	6.00%	6.75%
Rate of compensation increase	n/a	n/a	n/a	3.33%	2.55%	2.56%

The components of net pension expense for the years ended December 31 are as follows:

For the years ended December 31,	2006	2005	2004
Domestic Plans:
Service cost	$866	$852	$785
Interest cost	2,949	2,915	2,837
Expected return on plan assets	(4,337)	(4,221)	(3,820)
Amortization of prior service cost	431	471	585
Recognized actuarial loss	642	378	269
Curtailment loss	—	—	461
Net pension expense	$551	$395	$1,117

Foreign Plans:
Service cost	$910	$701	$593
Interest cost	1,309	1,278	1,295
Expected return on plan assets	(309)	(287)	(223)
Recognized actuarial loss	257	—	—
Net pension expense	$2,167	$1,692	$1,665

Estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic (benefit) cost in 2007 are as follows:

	Domestic Plans	Foreign Plans
Net actuarial loss	$588	$112
Prior service cost	431	n/a

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2006	2005
Projected benefit obligation	$93,505	$82,536
Accumulated benefit obligation	91,288	81,370
Fair value of plan assets	61,724	53,610

The accumulated benefit obligation for our domestic pension plans was $58.1 million in 2006 and $52.9 million in 2005.  The accumulated benefit obligation for our foreign pension plans was $33.2 million in 2006 and $28.4 million in 2005.

The weighted-average asset allocations of our invested assets held in our domestic defined benefit plans were as follows:

December 31,	2006	2005
Asset category:
Debt securities	26%	35%
Equity securities	67%	58%
Cash reserves and other	7%	7%
Total	100%	100%

Domestic plan assets include 52,631 shares of the Company’s Ordinary common stock, which was valued at $1.6 million as of December 31, 2006 and $1.3 million as of December 31, 2005.  This represents less than 3% of the total plan assets.

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

The investment committee reviews our domestic benefit obligations no less than annually with the objective of maintaining a 90% funded status for the projected benefit obligation.  Whenever possible, our annual contribution is expected to cover the short-term liquidity requirements of the plan, so as to maintain the plan’s assets for long-term investment.  The performance goal set for the plan’s assets is to achieve a long-term rate of return no less than 8.5%.

For the periods ended December 31, 2006, 2005, and 2004 we used an assumed long-term rate of return on domestic plan assets of 9%.  These rates were developed with input from our actuaries and our investment committee and are based on long-term rates of return for the assets held.  This rate is consistent with previous rates we have used and lower than the historical return trends on our plan assets.

For the periods ended December 31, 2006 and 2005, we used an assumed long-term rate of return on foreign plan assets of 6.00%.  We used 6.75% for the period ended December 31, 2004. In accordance with the requirements of local regulations, our German plans do not hold assets and pay participant benefits as incurred.  Expected 2007 benefit payments under these plans are $1.2 million.

We made contributions to our domestic pension plan of $1.5 million in 2006 and 2005. Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2007 due to our plan’s current funded status as calculated under ERISA guidelines.  Nevertheless, we anticipate contributing approximately $2.0 million in 2007. The domestic plan invests a small portion of its assets in a group annuity contract.  We expect benefits to be covered by this contract in 2007 to be $0.2 million.

Contributions to our U.K. plan totaled $0.2 million in 2006 and $0.3 million in 2005.  We anticipate contributing approximately $0.2 million to this plan in 2007.  Due to the unfunded status of the German plans, 2007 anticipated contributions are equal to anticipated benefit payments of $1.2 million.

The domestic and foreign pension plans expect to pay benefits in each year from 2007 through 2016 as follows:

	Domestic Plans	Foreign Plans
2007	$2,943	$1,392
2008	3,061	1,405
2009	3,217	1,458
2010	3,353	1,491
2011	3,467	1,585
2012 - 2016	19,280	9,182
Total	$35,321	$16,513

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents.  The health care plan is contributory, with retiree contributions adjusted based on the changes in the union contract, which is negotiated every three years. Although we are negotiating this union contract, the members have been on strike since April 2006, which resulted in the decrease in postretirement benefit cost and benefits paid in the current year.  The plan is unfunded and we pay part of the health care premium and the full amount of the life insurance cost for eligible plan participants.

The following table sets forth the funded status of our postretirement benefit plan and accrued postretirement benefit cost reflected in our consolidated balance sheets:

December 31,	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of year	$2,535	$1,597
Service cost	40	47
Interest cost	143	147
Plan participants’ contributions	44	69
Actuarial (gain) loss	(161)	1,081
Benefits paid	(74)	(406)
Benefit obligation, end of year	2,527	2,535

Fair value of plan assets	—	—

Funded status	(2,527)	(2,535)
Unrecognized net actuarial (gain) loss	—	849
Unrecognized prior service cost	—	276
Accrued postretirement benefit cost	$(2,527)	$(1,410)
Amounts recognized on the balance sheet consist of:
Other current and pension and other postretirement benefit liabilities	$2,527	$1,410

The assumed weighted-average discount rate used to determine benefit obligations as of December 31 was 5.75% in 2006 and 2005.  The assumed weighted-average discount rate used to determine our net postretirement benefit cost for the years ended December 31 was 5.75% in 2006, 6.00% in 2005, and 6.50% in 2004.  The annual assumed rate of increase in the per capita cost of covered health care benefits was 9.00% in 2006 and is assumed to decrease gradually to 5.50% in 2016, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

For the years ended December 31,	2006	2005	2004
Service cost	$40	$47	$24
Interest cost	143	147	110
Net loss recognition	50	47	—
Amortization of prior service cost	35	35	146
Recognition of gain due to strike	(156)	—	—
Net postretirement benefit cost	$112	$276	$280

Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic (benefit) cost in 2007 include net actuarial losses and prior service credits of less than $0.1 million.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$6	$(5)
Effect on the postretirement benefit obligation	70	(60)

The domestic postretirement health care and life insurance plan expects to pay benefits in each year from 2007 through 2016 as follows:

2007	$298
2008	300
2009	295
2010	305
2011	315
Thereafter	1,685
Total	$3,198

We sponsor 401(k) retirement savings plans for eligible employees.  Discretionary employer contributions, as determined annually by the Board of Directors, are made to two of these plans and approximated $0.6 million for 2006, 2005, and 2004.  Non-discretionary contributions approximated $0.4 million for the years ended December 31, 2006, 2005, and 2004.

We established a supplemental executive retirement plan (“SERP”) for a select group of our executives who constitute a “top hat” group as defined by ERISA.  Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a Rabbi Trust (“Trust”). During the year, we sold all of the securities in the SERP, which were classified as available-for-sale and repurchased new securities which have been classified as trading.  The SERP assets are included in our financial statements as trading investments 2006 and available-for-sale investments for 2005 within other assets (see Notes 7 and 16).  Contributions to the SERP approximated $0.2 million in 2006, 2005, and 2004.  We anticipate making contributions of $0.2 million in 2007.

15.    Foreign Currency Exchange Contracts

      One of our German divisions, whose functional currency is the euro, secures option and forward contracts for Japanese yen, British pounds, and U.S. dollars to mitigate cash flow exposure to currency fluctuations.  At December 31, 2006, this division had forward contracts to purchase $0.6 million, sell $0.8 million, and sell £2.0 million. These instruments had various maturity dates through December 2007.  At December 31, 2005, this division had forward and option contracts to purchase $0.2 million, sell $3.3 million, and sell £1.4 million. These instruments had various maturity dates through January 2007.  Since we do not designate these instruments as hedges for accounting purposes, we carry these instruments at fair value and recognize the change in fair value in earnings.  Such amounts were not material during the years ended December 31, 2006, 2005, or 2004.

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

The net carrying value and estimated fair value of certain financial instruments are as follows:

December 31,	2006		2005
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$179,595	$175,658	$203,360	$211,670
Foreign currency contracts	(53)	(53)	(94)	(94)

The carrying value of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 7 and 14).  Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity.  During 2006, we sold all of the securities in our SERP, recognizing $1.4 million in gross proceeds, and realized a gain of $0.2 million on the sale.  We used these funds to purchase $1.4 million of marketable equity securities for our SERP.  We held only trading securities as of December 31, 2006.  We recognized a gain of $0.2 million on trading securities held as of December 31, 2006.  On December 31, 2005, we had only available-for-sale securities, which were stated at fair value, with unrealized gains (there were no unrealized losses), net of deferred taxes, reported in accumulated other comprehensive loss.  There were no realized gains or losses for the periods ended December 31, 2005 and 2004.  Gross unrealized gains on these investments were as follows:

December 31,	2005

Fair value	$1,132
Cost	919
Unrealized gains	$213

17.    Segment Information

As discussed in Note 2, we have identified two reportable segments: the piano segment and the band & orchestral instrument segment.  We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis.

Intercompany transactions are generally recorded at a small discount from comparable third-party prices. Income from operations for the reportable segments includes intercompany profit, as well as certain corporate costs allocated to the segments based primarily on revenue.  Amounts reported as “Other & Elim” include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination.  It also includes corporate assets, elimination of intercompany interest, and investments in subsidiaries that do not eliminate within the segments.

The following tables present information about our reportable segments:

	Piano Segment				Band & Orchestral Segment
	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consolidated
2006
Revenues from external customers	$117,238	$59,549	$37,407	$214,194	$162,709	$7,717	$170,426	$—	$384,620
Operating profit	8,704	16,263	3,126	28,093	(6,801)	336	(6,465)	(3,250)	18,378
Interest income	(1,520)	(232)	(152)	(1,904)	(2,342)	—	(2,342)	(319)	(4,565)
Interest expense	10,301	36	283	10,620	9,339	251	9,590	(4,390)	15,820
Depreciation and amortization	4,293	1,368	399	6,060	3,838	116	3,954	645	10,659
Income tax provision (benefit)	430	(947)	1,068	551	(2,070)	158	(1,912)	1,648	287
Net income (loss)	1,352	17,538	1,940	20,830	(12,966)	(61)	(13,027)	(8,471)	(668)
Capital expenditures	2,140	818	228	3,186	2,221	83	2,304	59	5,549
Property, plant and equipment	54,138	15,067	2,404	71,609	22,287	1,544	23,831	158	95,598
Total assets	138,584	83,018	29,057	250,659	205,567	10,715	216,282	(19,766)	447,175

2005
Revenues from external customers	$114,803	$54,359	$34,355	$203,517	$176,514	$7,112	$183,626	$—	$387,143
Operating profit	10,915	14,912	2,842	28,669	8,710	(11)	8,699	(2,531)	34,837
Interest income	(1,617)	(144)	(163)	(1,924)	(2,929)	—	(2,929)	1,518	(3,335)
Interest expense	10,788	20	287	11,095	26,352	—	26,352	(20,467)	16,980
Depreciation and amortization	4,313	1,296	422	6,031	4,546	135	4,681	555	11,267
Income tax provision (benefit)	814	5,191	781	6,786	1,036	(251)	785	629	8,200
Net income (loss)	2,034	10,187	1,875	14,096	(15,505)	(56)	(15,561)	15,257	13,792
Capital expenditures	1,410	761	312	2,483	2,429	-	2,429	92	5,004
Property, plant and equipment	55,904	13,514	2,121	71,539	23,522	1,419	24,941	184	96,664
Total assets	181,265	72,967	22,199	276,431	219,219	10,249	229,468	(50,244)	455,655

2004
Revenues from external customers	$120,387	$48,348	$34,953	$203,688	$165,652	$5,694	$171,346	$—	$375,034
Operating profit	13,688	11,968	3,999	29,655	7,175	(156)	7,019	(2,433)	34,241
Interest income	(23)	(44)	(181)	(248)	(2,581)	—	(2,581)	—	(2,829)
Interest expense	9,690	35	250	9,975	25,862	3	25,865	(19,574)	16,266
Depreciation and amortization	4,427	1,369	348	6,144	4,477	36	4,513	526	11,183
Income tax provision (benefit)	3,870	3,093	1,336	8,299	(3,829)	61	(3,768)	3,569	8,100
Net income (loss)	1,780	9,929	2,878	14,587	(12,052)	(177)	(12,229)	13,509	15,867
Capital expenditures	2,229	915	304	3,448	1,621	44	1,665	73	5,186
Property, plant and equipment	57,931	15,799	2,211	75,941	25,765	1,057	26,822	181	102,944
Total assets	178,262	85,033	23,349	286,644	371,786	11,476	383,262	(192,361)	477,545

18.   Subsequent Events

On January 16 2007, we provided a notice of termination of the asset purchase agreement dated December 15, 2006 with Dennis Bamber, Inc. d/b/a The Woodwind & The Brasswind, our large band instrument dealer which filed for bankruptcy in November 2006.  Based on the due diligence performed, we concluded that there would be a failure of certain conditions necessary to close the transaction and therefore exercised our right to terminate the agreement.  Under the asset purchase agreement we were required to tender a $2.0 million deposit, which is currently residing in escrow.  We anticipate a return of these funds in 2007 and have recorded this amount in our current assets on our balance sheet for December 31, 2006.

On February 13, 2007, we declared a dividend of $3.00 per share for shareholders of record as of February 23, 2007.  This dividend payment, which amounted to $25.2 million, was paid out on March 7, 2007.

19.   Quarterly Financial Data (Unaudited)

The net earnings for the fourth quarter of 2006 were impacted by the following items which varied from our results in the first three quarters. We recorded a charge to provision for doubtful accounts for $4.4 million, primarily as a result of the bankruptcy filing of one of our large band dealers. Also, the fourth quarter results produced a lower than expected foreign tax credit utilization, due largely to lower domestic income.  This resulted in an increase in our effective tax rate from the 60% estimate in the third quarter to (75.3%) for the full fiscal year.

The following is a summary of unaudited results of operations, in thousands except share and per share data.

For the years ended December 31,	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$95,194	$92,423	$90,876	$106,127
Gross profit	25,992	23,149	26,045	32,221
Net income (loss)	(1,842)	(861)	968	1,067

Basic earnings (loss) per share	$(0.23)	$(0.10)	$0.12	$0.13
Diluted earnings (loss) per share	$(0.23)	$(0.10)	$0.11	$0.13

Weighted average shares:
Basic	8,152,369	8,331,652	8,357,153	8,373,904
Diluted	8,152,369	8,331,652	8,430,306	8,515,969

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$91,342	$89,761	$95,914	$110,126
Gross profit	25,697	26,126	27,496	32,215
Net income	2,598	2,418	3,743	5,033

Basic earnings per share	$0.32	$0.30	$0.46	$0.62
Diluted earnings per share	$0.32	$0.29	$0.45	$0.61

Weighted average shares:
Basic	8,030,879	8,052,418	8,088,022	8,107,564
Diluted	8,241,196	8,276,096	8,284,461	8,254,717

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating together with management, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and our consolidated subsidiaries would be made known to them by others within those entities.

Internal Control Over Financial Reporting

There were changes in our Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 which resulted from control improvement and remediation efforts.  These changes have not materially affected, and are not likely to materially affect, our Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Steinway Musical Instruments, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on its assessment, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

By: /s/	Dana D. Messina
Dana D. Messina
Chief Executive Officer
March 16, 2007

By: /s/	Dennis M. Hanson
Dennis M. Hanson
Chief Executive Officer
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steinway Musical Instruments, Inc.
Waltham, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Steinway Musical Instruments, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting for pension and postretirement benefits and share-based payments.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2007

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11.                   Executive Compensation

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 14.                   Principal Accounting Fees and Services

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.                       Financial Statements

2.                       Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of Registrant (5)
3.2	Bylaws of Registrant (3)
3.3	Amendment No. 1 to Bylaws of Registrant (3)
4.1	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer; the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee (11)
10.1	Employment Agreement, dated May 8, 1989, between Steinway Musical Properties, Inc. and Thomas Kurrer (2)
10.2	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Bruce Stevens (2)
10.3	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (5)
10.4	Employment Agreement, dated as of May 1, 1995, between Steinway Musical Properties, Inc. and Dennis Hanson (2)
10.5	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (5)
10.6	Employment Agreement, dated as of January 4, 1999, between the Registrant and Dana Messina (6)
10.7	Employment Agreement, dated as of January 4, 1999, between the Registrant and Kyle Kirkland (6)
10.8	Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips Electronics North American Corporation (1)
10.9	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
10.10	Form of Non-compete Agreement dated July 1996 between Steinway Musical Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (4)
10.11	Employment Agreement dated November 11, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr. (7)
10.12

Third Amended and Restated Credit Agreement, dated as of September 29, 2006, among Conn-Selmer, Inc., f/k/a The Selmer Company, Inc., and the surviving corporation of the merger of United Musical Instruments USA, Inc., United Musical Instruments Holdings, Inc. and The SMI Trust with and into Conn-Selmer, Inc., Steinway, Inc., Boston Piano Company, Inc., and together with Conn-Selmer and Steinway, as borrowers, those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC (successor by merger to GMAC Commercial Credit, LLC), as Administrative Agent (13)

10.13	Asset Purchase Agreement dated as of December 15, 2006, by and between Steinway Musical Instruments, Inc. and Dennis Bamber, Inc., d/b/a The Woodwind & The Brasswind, and its Chapter 11 Estate (14)
10.14	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359 (9)
10.15

Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Counsel of Carpenters of the United Brotherhood of Carpenters and Jointers of America (10)

10.16	Labor Contract Agreement between Frank Holton Company and Local No. M94 of the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers, and Helpers (10)
10.17	Summary Description of Compensation for Non-Employee Directors (12)
14.0	Code of Ethics and Professional Conduct (8)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)             Previously filed with the Commission on February 8, 1994 as an exhibit to the Registrant’s Registration Statement on Form S-1.

(2)             Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(3)             Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1.

(4)             Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1.

(5)             Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(6)             Previously filed with the Commission on August 16, 1999 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(7)             Previously filed with the Commission on March 18, 2003 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(8)             Previously filed with the Commission on March 31, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(9)             Previously filed with the Commission on May 10, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(10)       Previously filed with the Commission on November 9, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(11)       Previously filed with the Commission on February 27, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K.

(12)       Previously filed with the Commission on May 20, 2005 in the Registrant’s Current Report on Form 8-K.

(13)       Previously filed with the Commission on October 4, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K.

(14)       Previously filed with the Commission on December 20, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.

By	/s/ DANA D. MESSINA	March 16, 2007
Dana D. Messina		(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listen below on March 16, 2007:

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