Form 10-Q
period 2007-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2007-05-10
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:     (781) 894-9770

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of Common Stock issued and outstanding as of May 6, 2007:	Class A	477,952
	Ordinary	8,024,144
	Total	8,502,096

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1

CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In Thousands Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2007	2006
Net sales	$93,432	$95,194
Cost of sales	66,192	69,202

Gross profit	27,240	25,992

Operating expenses:
Sales and marketing	12,790	11,727
General and administrative	9,010	8,378
Amortization of intangible assets	196	229
Other operating expenses	877	147
Total operating expenses	22,873	20,481

Income from operations	4,367	5,511

Other income, net	(170)	(751)
Loss on extinguishment of debt	—	6,611
Interest income	(1,096)	(1,727)
Interest expense	3,248	4,475
Total non-operating expenses	1,982	8,608

Income (loss) before income taxes	2,385	(3,097)

Income tax provision (benefit)	955	(1,255)

Net income (loss)	$1,430	$(1,842)

Earnings (loss) per share:
Basic	$0.17	$(0.23)
Diluted	$0.17	$(0.23)

Weighted average shares:
Basic	8,419,148	8,152,369
Diluted	8,579,978	8,152,369

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited
(In Thousands)

	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash	$9,449	$30,409
Accounts, notes and other receivables, net of allowances of $15,403 and $21,640 in 2007 and 2006, respectively	74,025	75,161
Inventories, net	165,686	154,623
Prepaid expenses and other current assets	12,853	12,711
Deferred tax assets	11,479	9,774
Total current assets	273,492	282,678

Property, plant and equipment, net of accumulated depreciation of $86,730 and $84,386 in 2007 and 2006, respectively	94,900	95,598
Trademarks	13,721	13,671
Goodwill	31,641	31,481
Other intangibles, net	4,528	4,725
Other assets	13,533	12,988
Long-term deferred tax assets	7,374	6,034
Total assets	$439,189	$447,175

Liabilities and stockholders’ equity
Current liabilities:
Debt	$7,330	$4,595
Accounts payable	16,646	16,805
Other current liabilities	40,326	44,648
Total current liabilities	64,302	66,048

Long-term debt	185,357	173,816
Deferred tax liabilities	11,787	11,754
Pension and other postretirement benefit liabilities	33,433	32,847
Other non-current liabilities	9,014	4,709
Total liabilities	303,893	289,174

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	11	10
Additional paid-in capital	92,746	90,266
Retained earnings	99,056	125,711
Accumulated other comprehensive loss	(9,998)	(10,550)
Treasury stock, at cost	(46,519)	(47,436)
Total stockholders’ equity	135,296	158,001

Total liabilities and stockholders’ equity	$439,189	$447,175

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited
(In Thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,430	$(1,842)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	2,569	2,667
Amortization of bond discount	41	16
Amortization of bond premium	—	(42)
Loss on extinguishment of debt	—	6,611
Stock-based compensation expense	264	271
Excess tax benefits from stock-based awards	(255)	(411)
Tax benefit from stock option exercises	496	891
Deferred tax benefit	(1,352)	(111)
Other	(109)	58
Changes in operating assets and liabilities:
Accounts, notes and other receivables	696	(4,785)
Inventories	(11,148)	488
Prepaid expenses and other assets	322	(3,395)
Accounts payable	(209)	1,591
Other liabilities	(4,737)	1,855
Cash flows from operating activities	(11,992)	3,862

Cash flows from investing activities:
Capital expenditures	(844)	(1,144)
Proceeds from disposals of property, plant and equipment	15	—
Cash flows from investing activities	(829)	(1,144)

Cash flows from financing activities:
Borrowings under lines of credit	23,302	7,413
Repayments under lines of credit	(9,147)	(7,155)
Debt issuance costs	—	(4,150)
Proceeds from issuance of debt	—	173,676
Repayments of long-term debt	—	(131,453)
Premium paid on extinguishment of debt	—	(5,482)
Proceeds from issuance of common stock	2,497	699
Dividends paid	(25,187)	—
Excess tax benefits from stock-based awards	255	411
Cash flows from financing activities	(8,280)	33,959

Effect of foreign exchange rate changes on cash	141	297

(Decrease) Increase in cash	(20,960)	36,974
Cash, beginning of period	30,409	34,952
Cash, end of period	$9,449	$71,926

Supplemental Cash Flow Information
Interest paid	$6,188	$4,210
Taxes paid	$3,571	$1,582

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited
(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2007	$10	$90,266	$125,711	$(10,550)	$(47,436)	$158,001
Comprehensive income:
Net income			1,430			1,430
Foreign currency translation adjustment				552		552
Total comprehensive income						1,982

Dividends paid			(25,187)			(25,187)
Exercise of 122,492 options for shares of common stock	1	1,720	(141)		917	2,497
Stock-based compensation		264				264
Tax benefit of options exercised		496				496
FIN 48 adjustment			(2,757)			(2,757)
Balance, March 31, 2007	$11	$92,746	$99,056	$(9,998)	$(46,519)	$135,296

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
MARCH 31, 2007
Unaudited
(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2007 and 2006 are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2006, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.  We encourage you to read the consolidated and condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned, including the piano (“Steinway”) and band (“Conn-Selmer”) divisions.  Intercompany balances have been eliminated in consolidation.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006 and we have implemented this interpretation as of January 1, 2007. Previously, we had accounted for uncertain tax positions in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies” and recorded reserves for uncertain tax positions that may have become payable in future years as a result of anticipated or ongoing examinations by tax authorities.

FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. At the adoption date, we made a comprehensive review of our uncertain tax positions. We believe appropriate provisions for outstanding issues have been made.

The cumulative effects of applying this interpretation have been recorded as a decrease of $2.8 million to retained earnings, an increase of $1.6 million to net deferred income tax assets, a net increase of $0.3 million to other current liabilities, and an increase of $4.1 million to other non-current liabilities as of January 1, 2007. In conjunction with the adoption of FIN 48 we began reporting income tax-related interest and penalties as a component of income tax expense. In prior periods such interest was reported in interest expense. As of January 1, 2007, we have accrued $1.3 million for the payment of interest and $0.6 million for the payment of penalties.

As of the date of adoption, the total amount of unrecognized tax benefits was $7.4 million, of which $1.9 million would affect the effective tax rate, if recognized.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, our returns are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

Stock-based Compensation –We record compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted.  We estimate the fair value of our stock option awards (less estimated forfeitures) and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model.

Earnings (loss) per Common Share - We compute earnings (loss) per share using the weighted-average number of common shares outstanding during each period.  Diluted earnings (loss) per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2007	2006
Weighted-average shares:
For basic earnings (loss) per share	8,419,148	8,152,369
Dilutive effect of stock options	160,830	—
For diluted earnings (loss) per share	8,579,978	8,152,369

We did not include 20,000 outstanding options to purchase shares of common stock in the computation of diluted earnings per common share for the three months ended March 31, 2007 because their impact would have been antidilutive. We did not include any of the 612,300 outstanding options to purchase shares of common stock in the computation of diluted loss per common share for the three months ended March 31, 2006 because their impact would have been antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other post-retirement benefits.  The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss

Balance January 1, 2007	$3,809	$(23,235)	$8,876	$(10,550)
Activity	552	—	—	552
Balance March 31, 2007	$4,361	$(23,235)	$8,876	$(9,998)

Recent Accounting Pronouncements - On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

(3)           Inventories

	March 31, 2007	December 31, 2006
Raw materials	$17,654	$20,989
Work-in-process	52,584	49,316
Finished goods	95,448	84,318
	$165,686	$154,623

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

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2007	$22,926	$8,555	$31,481
Foreign currency translation impact	160	—	160
Balance, March 31, 2007	$23,086	$8,555	$31,641

Trademarks:
Balance, January 1, 2007	$7,847	$5,824	$13,671
Foreign currency translation impact	50	—	50
Balance, March 31, 2007	$7,897	$5,824	$13,721

We also carry certain intangible assets that are amortized.  Once fully amortized, these assets are removed from both the gross and accumulated amortization balance.  These assets consist of the following:

	March 31, 2007	December 31, 2006

Gross deferred financing costs:	$5,751	$5,750
Accumulated amortization	(1,460)	(1,287)
Deferred financing costs, net	$4,291	$4,463

Gross covenants not to compete:	$500	$500
Accumulated amortization	(263)	(238)
Covenants not to compete, net	$237	$262

The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of covenants not to compete is five years.  Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended March 31,
	2007	2006

Amortization expense	$196	$229

The following table shows the total estimated amortization expense for the remainder of 2007 and beyond:

Amount
Estimated amortization expense:
2007	$593
2008	788
2009	746
2010	664
2011	626
2012 and thereafter	1,111
Total	$4,528

(5)                                 Other Current Liabilities

	March 31, 2007	December 31, 2006
Accrued payroll and related benefits	$17,452	$16,397
Current portion of pension and other postretirement benefit liabilities	1,186	1,461
Accrued warranty expense	1,648	1,888
Accrued interest	1,011	4,178
Deferred income	6,675	6,348
Environmental liabilities	3,170	3,232
Income and other taxes payable	2,208	3,012
Other accrued expenses	6,976	8,132
Total	$40,326	$44,648

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years.  The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the three months ended March 31, 2007 and 2006, and the year ended December 31, 2006 is as follows:

	March 31, 2007	March 31, 2006	December 31, 2006
Beginning balance	$1,888	$1,857	$1,857
Additions	8	271	806
Claims and reversals	(240)	(249)	(849)
Foreign currency translation impact	(8)	14	74
Ending balance	$1,648	$1,893	$1,888

(6)           Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2007	December 31, 2006
7.00% Senior Notes	$175,000	$175,000
Unamortized bond discount	(1,143)	(1,184)
Domestic line of credit	11,500	—
Open account loans, payable on demand	7,330	4,595
Total	192,687	178,411
Less: current portion	(7,330)	(4,595)
Long-term debt	$185,357	$173,816

Scheduled payments of debt are as follows:

March 31, 2007
Remainder of 2007	$7,330
2008	—
2009	—
2010	—
2011	11,500
Thereafter	175,000
Total	$193,830

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

As of March 31, 2006, $6.6 million of the net loss was recorded in our consolidated statement of operations.  The balance of $3.1 million was recorded in the second quarter pursuant to our call of the remaining 8.75% Senior Notes which were not extinguished pursuant to our tender offer in February 2006.

(7)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary.  With the exception of disparate voting power, both classes are substantially identical.  Each share of Class A common stock entitles the holder to 98 votes.  Holders of Ordinary common stock are entitled to one vote per share.  Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of March 31, 2007 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan - We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings. We have reserved 400,000 shares of common stock for issuance under this plan.

Stock Plan - The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors.  Our stock options generally have five-year vesting terms and ten-year option terms.

Prior to 2007, we had reserved 721,750 treasury stock shares to issue under our 1996 Stock Plan, once we reached our registered share limitation. This plan has expired but still has vested and unvested options outstanding.  During the three months ended March 31, 2007, we reached our registered share limitation and issued 39,542 shares of treasury stock to cover options exercised.  Since the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings of $0.1 million.

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment” which we adopted on January 1, 2006 using the modified prospective transition method. The compensation cost that has been charged against income (loss) for these plans was $0.3 million for the three months ended March 31, 2007 and 2006. The income tax benefit recognized in the income statement for share-based compensation arrangements was less than $0.1 million for the three months ended March 31, 2007 and 2006. Basic and diluted income (loss) per share includes $0.03 of stock-based compensation cost for the three months ended March 31, 2007 and 2006.

We measured the fair value of options on their grant date, including the valuation of the option feature implicit in our Purchase Plan, using the Black-Scholes option-pricing model. The risk-free interest rate is based on the weighted-average of U.S. Treasury rates over the expected life of the stock option or the contractual life of the option feature in the Purchase Plan. The expected life of a stock option is based on historical data of similar option holders. We have segregated our employees into two groups based on historical exercise and termination behavior. The expected life of the option feature in the Purchase Plan is the same as its contractual life.  Expected volatility is based on historical volatility of our stock over the expected life of the option, as our options are not readily tradable.

During the three months ended March 31, 2007, we granted stock options awards and applied a risk-free interest rate of 4.6%, a weighted-average expected life in years of 8.1, and an expected volatility of 25.2% to the Black-Scholes option-pricing model. The weighted-average fair value of options granted during the three months ended March 31, 2007 was $13.66. No stock option awards were granted during the three months ended March 31, 2006.

The following table sets forth information regarding the Stock Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2007	594,500	$20.98
Granted	134,600	32.42
Exercised	(122,492)	20.38
Forfeited	(800)	19.04
Outstanding at March 31, 2007	605,808	$23.64	6.9	$5,132,328
Exercisable at March 31, 2007	265,108	$20.03	5.5	$3,179,428

The total intrinsic value of the options exercised during the three months ended March 31, 2007 and 2006 was $1.6 million and $2.5 million, respectively.

As of March 31, 2007, there was $2.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.4 years.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	5.1%	3.8%
Weighted-average expected life of option feature (in years)	1.0	1.0
Expected volatility of underlying stock	24.7%	22.8%
Expected dividends	n/a	n/a

Weighted-average fair value of option feature	$6.22	$7.25

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2007	11,281	$20.80
Shares subscribed	7,144	20.80
Exercised	—	—
Canceled, forfeited, or expired	(186)	20.80
Outstanding at March 31, 2007	18,239	$20.80	0.33	$204,824

As reported in the statement of cash flows, cash received from option exercises under the Stock Plan for the periods ended March 31, 2007 and 2006 was $2.5 million and $0.7 million, respectively.  SFAS No. 123R requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities.  Accordingly, for the periods ended March 31, 2007 and 2006, $0.5 million and $0.9 million, respectively, of tax benefit from stock option exercises is presented as a cash inflow from operating activities.  For the periods ended March 31, 2007 and 2006, $0.3 million and $0.4 million, respectively, of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows.

(8)           Other Income, Net

	Three Months Ended March 31,
	2007	2006

West 57th building income	$(1,163)	$(1,163)
West 57th building expenses	811	818
Foreign exchange (gains) losses, net	235	(350)
Miscellaneous	(53)	(56)
Other income, net	$(170)	$(751)

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

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000.  We estimate our costs, which approximate $0.8 million, over a 14-year period.  We have accrued approximately $0.6 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.  A summary of expected payments associated with this project is as follows:

Environmental Payments
Remainder of 2007	$50
2008	60
2009	61
2010	61
2011	60
Thereafter	546
Total	$838

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established.  In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities.  Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.5 million.  Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million.  We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet.  We have reached an agreement with Grenadilla whereby future environmental costs will be paid directly out of the escrow.  Should the escrow be reduced to zero, we would seek reimbursement from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

(10)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K.  The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended		Three Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Service cost	$225	$243	$198	$207
Interest cost	814	785	394	351
Expected return on plan assets	(1,250)	(1,151)	(90)	(74)
Amortization of prior service cost	108	110	—	—
Recognized loss	128	176	70	—
Net periodic benefit cost	$25	$163	$572	$484

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents.  The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Service cost	$10	$12
Interest cost	34	34
Amortization of transition obligation	9	9
Recognized (gain) loss	(41)	13
Net postretirement benefit cost	$12	$68

We have not made any contributions to our domestic pension plan this year, but anticipate contributing approximately $2.0 million to this plan during 2007. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.2 million for the current year. As of March 31, 2007, we have made contributions of less than $0.1 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2007 benefit payments under these plans are $1.0 million. For the three months ended March 31, 2007, we have made benefit payments of $0.3 million under these plans.

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

The following tables present information about our operating segments for the three months ended March 31, 2007 and 2006:

	Piano Segment				Band & Orchestral Segment
Three months ended 2007	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consolidated
Net sales to external customers	$29,628	$13,510	$9,787	$52,925	$38,779	$1,728	$40,507	$—	$93,432
Income (loss) from operations	1,942	3,601	793	6,336	(899)	53	(846)	(1,123)	4,367

	Piano Segment				Band & Orchestral Segment
Three months ended 2006	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consolidated
Net sales to external customers	$24,655	$9,688	$7,785	$42,128	$51,258	$1,808	$53,066	$—	$95,194
Income (loss) from operations	423	1,579	449	2,451	4,280	(86)	4,194	(1,134)	5,511

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

Accounts Receivable

We establish reserves for accounts receivable and notes receivable (including recourse reserves when our customers have financed notes receivable with a third party).  We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates.  Historically, a large portion of our sales at both our piano and band divisions have been generated by our top 15 customers.  As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which typically has the majority of our consolidated accounts receivable balance.  We consider the credit health and solvency of our customers when developing our receivable reserve estimates.

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

Workers’ Compensation and Self-Insured Health Claims

We establish workers’ compensation and self-insured health claims reserves based on our trend analysis of data provided by third-party administrators regarding historical claims and anticipated future development of those claims.

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

A liability has been recorded for uncertain tax positions.  When analyzing these positions, we consider the probability of various outcomes which could result from examination, negotiation, or settlement with various taxing authorities.  The final outcome on these positions could differ significantly from our original estimates due to expiring statues of limitations, availability of detailed historical data, the results of audits or examinations conducted by taxing authorities or agents that vary from management’s anticipated results, identification of new tax contingencies, the release of applicable administrative tax guidance,  management’s decision to settle or appeal assessments, or the rendering of court decisions affecting our estimates of tax liabilities, as well as other factors.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report.  These risk factors include, but are not limited to, the following: changes in general economic conditions; geopolitical events; increased competition; work stoppages and slowdowns; ability of new workers to meet desired production levels; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new product and distribution strategies; ability of suppliers to meet demand; concentration of credit risk; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully integrate and operate acquired businesses.  Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended

December 31, 2006.  We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,				Change
	2007		2006		$	%

Net sales
Band	$40,507		$53,066		(12,559)	(23.7)
Piano	52,925		42,128		10,797	25.6
Total sales	93,432		95,194		(1,762)	(1.9)

Cost of sales
Band	32,305		41,005		(8,700)	(21.2)
Piano	33,887		28,197		5,690	20.2
Total cost of sales	66,192		69,202		(3,010)	(4.3)

Gross profit
Band	8,202	20.2%	12,061	22.7%	(3,859)	(32.0)
Piano	19,038	36.0%	13,931	33.1%	5,107	36.7
Total gross profit	27,240		25,992		1,248	4.8
	29.2%		27.3%

Operating expenses	22,873		20,481		2,392	11.7

Income from operations	4,367		5,511		(1,144)	(20.8)

Other income, net	(170)		(751)		581	(77.4)
Loss on extinguishment of debt	—		6,611		(6,611)	(100.0)
Net interest expense	2,152		2,748		(596)	(21.7)
Non-operating expenses	1,982		8,608		(6,626)	(77.0)

Income (loss) before income taxes	2,385		(3,097)		5,482	(177.0)

Income tax provision (benefit)	955	40.0%	(1,255)	40.5%	2,210	(176.1)

Net income (loss)	$1,430		$(1,842)		3,272	(177.6)

Overview - Sales at our piano division significantly surpassed the prior year period due to improved demand for Steinways and the re-launched Essex line of pianos.  Piano margins also improved, due largely to higher margin sales overseas and increased production days at our domestic manufacturing facility.  Management estimates that band division revenues from professional brass instrument sales were negatively impacted by approximately $7.2 million caused by the strike at our Elkhart, Indiana brass instrument manufacturing facility, which began on April 1, 2006.  Band margins also deteriorated over the year-ago period.  Although we continue negotiations with the union, a sufficient number of replacement workers have been hired as of period end.  We are currently producing professional instruments at pre-strike levels, and anticipate a return to desired production levels in the second half of 2007.

Net Sales - The decrease in net sales of $1.8 million occurred despite the 26% increase in piano revenues, due largely to the lower band sales caused by the strike at our Elkhart, Indiana brass instrument plant.  Band revenues were also adversely impacted by approximately $3.5 million in reduced order volume caused by previous dealer bankruptcies and resultant dealer consolidations. These factors caused a decrease in band unit shipments of 23% over the year-ago period.  Piano sales increased $5.0 million domestically, largely due to increased demand at the wholesale level, resulting from a large institutional sale and shipments of our Essex pianos.  Domestically, Steinway grand unit shipments improved 8%, and mid-priced piano line shipments improved 66%.  Overseas, revenues increased $5.8 million, of which $1.5 million is attributable to changes in foreign currency exchange rates. The remaining $4.3 million improvement is due to the 16% rise in Steinway grand unit shipments and the 160% increase in mid-price piano shipments.

Gross Profit - Gross profit improved $1.2 million due to higher sales and margins at our piano division.  Overseas, margins increased due largely to the shift in mix to higher-margin units. Domestically, margins improved due to the absence of two weeks of plant shutdown, which occurred in the year-ago period.  The band division’s gross profit deteriorated $3.9 million. This resulted from an estimated $4.6 million of lower gross profit from the strike at our Elkhart, Indiana brass instrument manufacturing facility, comprised of $2.6 million in lost profit on lost sales and $2.0 million in unabsorbed overhead. Lower sales resulting from dealer consolidations also adversely affected band gross profit, although the increased sales volume of imported student brass instruments helped mitigate this impact.

Operating Expenses - Operating expenses increased $2.4 million due to an increase of $1.1 million in sales and marketing costs, the majority of which resulted from the introduction of a limited edition piano by our domestic division.  Other operating expenses increased $0.5 million, as we reserved a portion of the $2.0 million escrowed deposit relating to a terminated asset purchase agreement. The remaining increase is largely attributable to legal fees associated with the strike and environmental escrow activities, and salaries due to increased headcount at the band division.

Non-operating Expenses - Non-operating expenses decreased $6.6 million due to the absence of $6.6 million in debt extinguishment costs, which occurred as a result of our Senior Note refinancing in February 2006.  The $0.6 million decrease in net interest expense, which resulted largely from this refinancing, was offset by a shift from foreign exchange gains to foreign exchange losses of a comparable amount.

Income Taxes - Our effective tax rate is relatively consistent with the year-ago period.  The impact of changes in uncertain tax position liabilities, which we record in the income tax provision since the adoption of FIN 48, was not material to the effective tax rate.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2007 and 2006 are summarized as follows:

	2007	2006	Change
Net income (loss):	$1,430	$(1,842)	$3,272
Changes in operating assets and liabilities	(15,076)	(4,246)	(10,830)
Other adjustments to reconcile net (loss) income to cash from operating activities	1,654	9,950	(8,296)
Cash flows from operating activities	(11,992)	3,862	(15,854)

Cash flows from investing activities	(829)	(1,144)	315

Cash flows from financing activities	(8,280)	33,959	(42,239)

Cash flows generated from operating activities decreased $15.9 million due primarily to the increase in purchased finished goods inventory, including mid-priced pianos and certain brass instruments. Cash provided by accounts receivable improved significantly despite the increase in accounts receivable at our domestic piano division, due to stricter credit policies and focused cash collections by our band division.  Adjustments to cash flows from operating activities were atypically high in the prior year due to the $6.6 million adjustment for the loss on extinguishment of debt.

The use of cash for investing activities decreased $0.3 million due to reduced capital expenditures. This reduction is primarily timing, as we continue to expect capital expenditures to be in the range of $5.0 - $7.0 million in 2007.

Cash flows from financing activities decreased $42.2 million due to the $28.3 million decrease in cash provided by debt activities.  In 2006, we refinanced our Senior Notes, which generated proceeds of $173.7 million, offset by the repayment of our acquisition term loan of $16.6 million and extinguishment of $114.6 of our 8.75% Senior Note debt.  Premiums paid on the extinguishment of debt of $5.5 million and costs related to the 7.00% Senior Note offering of $4.2 million also offset our bond refinancing proceeds. We also used a significant portion of our cash to pay a $25.2 million dividend in March 2007.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”).  The Credit Facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and fixed assets.  As of March 31, 2007, there was $11.5 million in revolving credit loans outstanding, as we used borrowings on the Credit Facility to partially fund our dividend payment and the March interest payment on our Senior Notes.  As a result, the remaining availability based on eligible accounts receivable and inventory balances was approximately $85.7 million, net of letters of credit.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.5 million ($23.4 million at the March 31, 2007 exchange rate), net of borrowing restrictions of €0.7 million ($0.9 million at the March 31, 2007 exchange rate) and are payable on demand.  These borrowings are collateralized by most of the assets of the borrowing subsidiaries.  A portion of the loans can be converted into a maximum of £0.5 million ($1.0 million at the March 31, 2007 exchange rate) for use by our U.K. branch and ¥300 million ($2.5 million at the March 31, 2007 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.3 million at the March 31, 2007 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at fixed margins at rates of LIBOR plus 0.8% for British pound loans (6.0% at March 31, 2007), LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary (6.3%-6.4% at March 31, 2007), and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.9% for Japanese yen loans (1.6% at March 31, 2007). We had $5.2 million outstanding as of March 31, 2007 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($3.9 million at the March 31, 2007 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (1.5% at March 31, 2007) and expires on January 31, 2010.  As of March 31, 2007, we had $2.1 million outstanding on this revolving loan agreement.

At March 31, 2007, our total outstanding indebtedness amounted to $193.8 million, consisting of $175.0 million of 7.00% Senior Notes, $11.5 million on the Credit Facility, and $7.3 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of March 31, 2007 and do not anticipate any compliance issues in the future.  Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock.  Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. We expect to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off our seasonal borrowings on our domestic line of credit.  Currently we anticipate both our piano and band divisions to be stable or improve throughout the period.  Our intention is to manage accounts receivable and customer credit, reduce inventory levels, and repay credit facility borrowings.

We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2007, although we may consider acquisitions that may require funding from operations or from our credit facilities.  Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources.  Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through the remainder of 2007.

Contractual Obligations - The following table provides a summary of our contractual obligations at March 31, 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$282,035	$20,411	$26,011	$37,134	$198,479
Capital leases	49	14	32	3	—
Operating leases (2)	265,915	5,125	8,785	8,202	243,803
Purchase obligations (3)	21,115	21,086	24	5	—
Other long-term liabilities (4)	38,023	4,454	3,941	3,859	25,769
Total	$607,137	$51,090	$38,793	$49,203	$468,051

Notes to Contractual Obligations:

(1)   Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans.  We estimated the future variable interest obligation using the applicable March 31, 2007 rates.  The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)   Approximately $252.7 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3)   Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4)   Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 10 in the Notes to Consolidated Financial Statements included within this filing, liabilities relating to uncertain tax positions which are expected to be settled within one year, and obligations under employee and consultant agreements. We have not included $4.1 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

ITEM 3                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates.  We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts.  They are not designated as hedges for accounting purposes.  These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes.  The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates.  The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our revolving loans bear interest at rates that fluctuate with changes in Prime, LIBOR, TIBOR, and EURIBOR.  As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates.  The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: May 10, 2007