Form 10-Q
period 2007-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2007-08-06
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:     (781) 894-9770

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of Common Stock issued and outstanding as of August 3, 2007:	Class A	477,952
	Ordinary	8,094,928
	Total	8,572,880

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1                   CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$92,257	$92,423	$185,689	$187,617
Cost of sales	63,692	69,274	129,884	138,476

Gross profit	28,565	23,149	55,805	49,141

Operating expenses:
Sales and marketing	11,429	11,063	24,093	22,733
Provision for doubtful accounts	592	4,505	718	4,562
General and administrative	8,141	7,811	17,151	16,189
Amortization of intangible assets	196	197	392	426
Other operating expenses	158	(32)	1,035	115
Total operating expenses	20,516	23,544	43,389	44,025

Income (loss) from operations	8,049	(395)	12,416	5,116

Other income, net	(21)	(695)	(191)	(1,446)
Loss on extinguishment of debt	—	3,063	—	9,674
Interest income	(906)	(880)	(2,002)	(2,607)
Interest expense	3,429	4,032	6,677	8,507
Total non-operating expenses	2,502	5,520	4,484	14,128

Income (loss) before income taxes	5,547	(5,915)	7,932	(9,012)

Income tax provision (benefit)	2,394	(5,054)	3,349	(6,309)

Net income (loss)	$3,153	$(861)	$4,583	$(2,703)

Earnings (loss) per share:
Basic	$0.37	$(0.10)	$0.54	$(0.33)
Diluted	$0.36	$(0.10)	$0.53	$(0.33)

Weighted average shares:
Basic	8,520,949	8,331,652	8,470,049	8,242,011
Diluted	8,662,405	8,331,652	8,621,823	8,242,011

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30, 2007	December 31, 2006

Assets
Current assets:
Cash	$9,701	$30,409
Accounts, notes and other receivables, net of allowances of $15,741 and $21,640 in 2007 and 2006, respectively	77,284	75,161
Inventories, net	177,144	154,623
Prepaid expenses and other current assets	12,529	12,711
Deferred tax assets	12,377	9,774
Total current assets	289,035	282,678

Property, plant and equipment, net of accumulated depreciation of $88,991 and $84,386 in 2007 and 2006, respectively	94,714	95,598
Trademarks	13,778	13,671
Goodwill	31,823	31,481
Other intangibles, net	4,329	4,725
Other assets	12,912	12,988
Long-term deferred tax assets	7,483	6,034

Total assets	$454,074	$447,175

Liabilities and stockholders’ equity
Current liabilities:
Debt	$2,889	$4,595
Accounts payable	15,941	16,805
Other current liabilities	44,661	44,648
Total current liabilities	63,491	66,048

Long-term debt	194,749	173,816
Deferred tax liabilities	11,763	11,754
Pension and other postretirement benefit liabilities	34,156	32,847
Other non-current liabilities	9,395	4,709
Total liabilities	313,554	289,174

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	11	10
Additional paid-in capital	93,358	90,266
Retained earnings	102,111	125,711
Accumulated other comprehensive loss	(9,534)	(10,550)
Treasury stock, at cost	(45,426)	(47,436)
Total stockholders’ equity	140,520	158,001

Total liabilities and stockholders’ equity	$454,074	$447,175

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,583	$(2,703)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	5,213	5,439
Amortization of bond discount	83	57
Amortization of bond premium	—	(42)
Loss on extinguishment of debt	—	9,674
Stock-based compensation expense	643	566
Excess tax benefits from stock-based awards	(402)	(417)
Tax benefit from stock option exercises	726	917
Deferred tax benefit	(1,907)	(10,227)
Provision for doubtful accounts	718	4,562
Other	(340)	(85)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(2,261)	(11,582)
Inventories	(22,778)	6,020
Prepaid expenses and other assets	63	(423)
Accounts payable	(953)	1,014
Other liabilities	73	1,619
Cash flows from operating activities	(16,539)	4,389

Cash flows from investing activities:
Capital expenditures	(2,394)	(2,565)
Proceeds from disposals of property, plant and equipment	90	331
Cash flows from investing activities	(2,304)	(2,234)

Cash flows from financing activities:
Borrowings under lines of credit	81,656	37,401
Repayments under lines of credit	(62,532)	(37,779)
Debt issuance costs	—	(4,145)
Proceeds from issuance of debt	—	173,676
Repayments of long-term debt	—	(183,331)
Premium paid on extinguishment of debt	—	(7,740)
Proceeds from issuance of common stock	3,495	4,259
Dividends paid	(25,187)	—
Excess tax benefits from stock-based awards	402	417
Cash flows from financing activities	(2,166)	(17,242)

Effect of foreign exchange rate changes on cash	301	1,253

Decrease in cash	(20,708)	(13,834)
Cash, beginning of period	30,409	34,952

Cash, end of period	$9,701	$21,118
Supplemental Cash Flow Information
Interest paid	$6,680	$7,163
Taxes paid	$6,086	$3,249

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2007	$10	$90,266	$125,711	$(10,550)	$(47,436)	$158,001
Comprehensive income:
Net income			4,583			4,583
Foreign currency translation adjustments				1,016		1,016
Total comprehensive income						5,599
FIN 48 adjustment			(2,757)			(2,757)
Dividends paid			(25,187)			(25,187)
Exercise of 169,624 options for shares of common stock	1	1,723	(239)		2,010	3,495
Stock-based compensation		643				643
Tax benefit of options exercised		726				726
Balance, June 30, 2007	$11	$93,358	$102,111	$(9,534)	$(45,426)	$140,520

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2007

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2006, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the consolidated and condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

As of the date of adoption, the total amount of unrecognized tax benefits was $7.4 million, of which $1.9 million would affect our effective tax rate, if recognized.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, our returns are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions.

Stock-based Compensation –We record compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted. We estimate the fair value of our stock option awards (less estimated forfeitures) and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model.

Earnings (loss) per Common Share – We compute earnings (loss) per share using the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average shares:
For basic earnings (loss) per share	8,520,949	8,331,652	8,470,049	8,242,011
Dilutive effect of stock options	141,456	—	151,774	—
For diluted earnings (loss) per share	8,662,405	8,331,652	8,621,823	8,242,011

All outstanding options to purchase shares of common stock were included in the computation of diluted earnings per common share for the three months ended June 30, 2007 because the exercise prices of the outstanding options were less than the average market price of our common shares. We did not include 20,000 options to purchase shares of common stock in the computation of diluted earnings per share for the six months ended June 30, 2007 because their impact would have been antidilutive. We did not include any of the 628,200 outstanding options to purchase shares of common stock in the computation of diluted loss per common share for the three and six months ended June 30, 2006 because their impact would have been antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss

Balance January 1, 2007	$3,809	$(23,235)	$8,876	$(10,550)
Activity	1,016	—	—	1,016
Balance June 30, 2007	$4,825	$(23,235)	$8,876	$(9,534)

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

(3)           Inventories

	June 30, 2007	December 31, 2006

Raw materials	$18,504	$20,989
Work-in-process	50,121	49,316
Finished goods	108,519	84,318
	$177,144	$154,623

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

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2007	$22,926	$8,555	$31,481
Foreign currency translation impact	342	—	342
Balance, June 30, 2007	$23,268	$8,555	$31,823

Trademarks:
Balance, January 1, 2007	$7,847	$5,824	$13,671
Foreign currency translation impact	107	—	107
Balance, June 30, 2007	$7,954	$5,824	$13,778

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balance. These assets consist of the following:

	June 30, 2007	December 31, 2006

Gross deferred financing costs:	$5,747	$5,750
Accumulated amortization	(1,630)	(1,287)
Deferred financing costs, net	$4,117	$4,463

Gross covenants not to compete:	$500	$500
Accumulated amortization	(288)	(238)
Covenants not to compete, net	$212	$262

The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of covenants not to compete is five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Amortization expense	$196	$197	$392	$426

The following table shows the total estimated amortization expense for the remainder of 2007 and beyond:

Amount
Estimated amortization expense:
2007	$394
2008	788
2009	745
2010	665
2011	626
2012 and thereafter	1,111
Total	$4,329

(5)                                 Other Current Liabilities

	June 30, 2007	December 31, 2006
Accrued payroll and related benefits	$18,071	$16,397
Current portion of pension and other postretirement benefit liabilities	1,202	1,461
Accrued warranty expense	1,601	1,888
Accrued interest	4,082	4,178
Deferred income	5,991	6,348
Environmental liabilities	3,157	3,232
Income and other taxes payable	2,309	3,012
Other accrued expenses	8,248	8,132
Total	$44,661	$44,648

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the six months ended June 30, 2007 and 2006, and the year ended December 31, 2006 is as follows:

	June 30, 2007	June 30, 2006	December 31, 2006
Beginning balance	$1,888	$1,857	$1,857
Additions	272	534	806
Claims and reversals	(580)	(550)	(849)
Foreign currency translation impact	21	53	74
Ending balance	$1,601	$1,894	$1,888

(6)           Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2007	December 31, 2006
7.00% Senior Notes	$175,000	$175,000
Unamortized bond discount	(1,101)	(1,184)
Domestic line of credit	20,850	—
Open account loans, payable on demand	2,889	4,595
Total	197,638	178,411
Less: current portion	(2,889)	(4,595)
Long-term debt	$194,749	$173,816

Scheduled payments of debt are as follows:

June 30, 2007
Remainder of 2007	$2,889
2008	—
2009	—
2010	—
2011	20,850
Thereafter	175,000
Total	$198,739

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

(7)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of June 30, 2007 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Prior to 2007, we had reserved 721,750 treasury stock shares to issue under our 1996 Stock Plan, once we reached our registered share limitation. This plan has expired but still has vested and unvested options outstanding. In early 2007 we reached our registered share limitation and have since issued 86,674 shares of treasury stock to cover options exercised. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings of $0.2 million during the six months ended June 30, 2007.

We account for stock-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment,” which we adopted on January 1, 2006 using the modified prospective transition method. The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Compensation cost included in
basic and diluted income (loss) per share	$0.04	$0.03	$0.06	$0.06
Stock-based compensation expense	379	295	643	566
Income tax benefit	58	43	100	84

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

Key assumptions used to apply this pricing model to the Stock Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.6%	5.0%	4.6%	5.0%
Weighted average expected life (in years)	7.2	7.1	8.1	7.1
Expected volatility of underlying stock	24.7%	24.4%	25.2%	24.4%
Expected dividends	n/a	n/a	n/a	n/a
Weighted average fair value	$13.10	$10.95	$13.65	$10.95

The following table sets forth information regarding the Stock Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2007	594,500	$20.98
Granted	137,100	32.45
Exercised	(169,624)	20.61
Forfeited	(1,100)	20.22
Outstanding at June 30, 2007	560,876	$23.89	6.8	$6,159,976

Exercisable at June 30, 2007	222,976	$19.96	5.3	$3,326,168

The total intrinsic value of the options exercised during the six months ended June 30, 2007 and 2006 was $2.3 million and $2.6 million, respectively.

As of June 30, 2007, there was $2.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.5 years.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	5.1%	3.8%	5.1%	3.8%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	24.7%	22.8%	24.7%	22.8%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$6.22	$7.25	$6.22	$7.25

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(not in 000s)
Outstanding at January 1, 2007	11,281	$20.80
Shares subscribed	13,837	20.80
Exercised	—	—
Canceled, forfeited, or expired	(665)	20.80
Outstanding at June 30, 2007	24,453	$20.80	0.1	$344,298

As reported in the consolidated statements of cash flows, cash received from option exercises under the Stock Plan for the periods ended June 30, 2007 and 2006 was $3.5 million and $4.3 million, respectively. SFAS No. 123R requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities. Accordingly, for the periods ended June 30, 2007 and 2006, $0.4 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the periods ended June 30, 2007 and 2006, $0.7 million and $0.9 million, respectively, of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

(8)           Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

West 57th building income	$(1,164)	$(1,163)	$(2,327)	$(2,327)
West 57th building expenses	827	820	1,638	1,638
Foreign exchange losses (gains), net	218	(322)	453	(672)
Miscellaneous	98	(30)	45	(85)
Other income, net	$(21)	$(695)	$(191)	$(1,446)

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

Environmental Payments
Remainder of 2007	$25
2008	61
2009	61
2010	61
2011	61
Thereafter	545
Total	$814

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

(10)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$246	$190	$201	$215
Interest cost	801	690	404	366
Expected return on plan assets	(1,234)	(1,018)	(92)	(77)
Amortization of prior service cost	108	105	—	—
Recognized loss	148	146	82	—
Net periodic benefit cost	$69	$113	$595	$504

	Domestic Plans		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$471	$433	$399	$422
Interest cost	1,615	1,475	798	717
Expected return on plan assets	(2,484)	(2,169)	(182)	(151)
Amortization of prior service cost	216	215	—	—
Recognized loss	276	322	152	—
Net periodic benefit cost	$94	$276	$1,167	$988

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$11	$13	$21	$25
Interest cost	35	34	69	68
Amortization of transition obligation	9	8	18	17
Recognized (gain) loss	(42)	12	(83)	25
Net postretirement benefit cost	$13	$67	$25	$135

We have not made any contributions to our domestic pension plan this year, but anticipate contributing approximately $2.0 million to this plan during 2007. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.2 million for the current year. As of June 30, 2007, we have made contributions of $0.1 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2007 benefit payments under these plans are $1.2 million. For the six months ended June 30, 2007, we have made benefit payments of $0.6 million under these plans.

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

The following tables present information about our operating segments for the three and six months ended June 30, 2007 and 2006:

	Piano Segment				Band Segment			Other	Consol
Three months ended 2007	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$24,804	$15,761	$13,817	$54,382	$36,173	$1,702	$37,875	$—	$92,257
Income (loss) from operations	926	4,962	1,639	7,527	1,068	171	1,239	(717)	8,049

	Piano Segment				Band Segment			Other	Consol
Three months ended 2006	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$29,912	$14,436	$7,316	$51,664	$38,958	$1,801	$40,759	$—	$92,423
Income (loss) from operations	2,246	3,528	284	6,058	(5,933)	46	(5,887)	(566)	(395)

	Piano Segment				Band Segment			Other	Consol
Six months ended 2007	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$54,432	$29,271	$23,604	$107,307	$74,952	$3,430	$78,382	$—	$185,689
Income (loss) from operations	2,868	8,563	2,432	13,863	169	224	393	(1,840)	12,416

	Piano Segment				Band Segment			Other	Consol
Six months ended 2006	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$54,567	$24,124	$15,101	$93,792	$90,216	$3,609	$93,825	$—	$187,617
Income (loss) from operations	2,669	5,107	733	8,509	(1,653)	(40)	(1,693)	(1,700)	5,116

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Tabular Amounts in Thousands Except Percentages, Share and Per Share Data)

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; geopolitical events; increased competition; work stoppages and slowdowns; impact of dealer consolidations on orders; ability of new workers to meet desired production levels; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new product and distribution strategies; ability of suppliers to meet demand; concentration of credit risk; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully integrate and operate acquired businesses. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,				Change
	2007		2006		$	%

Net sales
Band	$37,875		$40,759		(2,884)	(7.1)
Piano	54,382		51,664		2,718	5.3
Total sales	92,257		92,423		(166)	(0.2)

Cost of sales
Band	29,274		35,324		(6,050)	(17.1)
Piano	34,418		33,950		468	1.4
Total cost of sales	63,692		69,274		(5,582)	(8.1)

Gross profit
Band	8,601	22.7%	5,435	13.3%	3,166	58.3
Piano	19,964	36.7%	17,714	34.3%	2,250	12.7
Total gross profit	28,565		23,149		5,416	23.4
	31.0%		25.0%

Operating expenses	20,516		23,544		(3,028)	(12.9)

Income from operations	8,049		(395)		8,444	(2,137.7)

Other income, net	(21)		(695)		674	(97.0)
Loss on extinguishment of debt	—		3,063		(3,063)	(100.0)
Net interest expense	2,523		3,152		(629)	(20.0)
Non-operating expenses	2,502		5,520		(3,018)	(54.7)

Income (loss) before income taxes	5,547		(5,915)		11,462	(193.8)

Income tax provision (benefit)	2,394	43.2%	(5,054)	85.4%	7,448	(147.4)

Net income (loss)	$3,153		$(861)		4,014	(466.2)

Overview - Sales at our piano division increased over the prior year period due primarily to a large institutional sale of 55 Steinway grand units by our European division.  Sales of mid-priced piano lines also improved as a result of increased demand for Essex models.  Piano margins also improved, largely as a result of higher margin sales overseas. Band division revenues were adversely impacted by reduced order volume caused by previous dealer bankruptcies, the resultant dealer consolidations, and inventory level management by our dealers. However, band division margins improved considerably due in part to improved production at our Elkhart, Indiana brass instrument manufacturing facility, which is now achieving desired production levels on most professional brass instruments, and has exceeded pre-strike levels in these instrument categories.

Net Sales – Net sales remained relatively stable, as the decrease in band division revenues was offset by improved piano division revenues. Management estimates that band division revenues decreased $5.5 million as a result of the aforementioned dealer consolidations.  This affected all instrument categories, contributing to a 13% decrease in brass and woodwind unit shipments and a 27% decrease in total unit shipments for the period.  The revenue decrease was partially mitigated by improved professional level trumpet and trombone sales, which were made possible by improved production levels at our Elkhart, Indiana brass instrument manufacturing facility. Piano division revenues improved $2.7 million, due to improved wholesale shipments of Essex pianos and a large institutional sale made by our European division, which caused a 23% increase in Steinway grand unit shipments overseas. $1.6 million attributable to changes in foreign currency exchange rates also contributed to the revenue increase. Domestically, revenues suffered as a result of a 41% decrease in Steinway grand unit shipments and a 28% decrease in domestic Boston unit shipments. However, sales from the year-ago period were exceptionally high due to the special promotion offered to dealers in conjunction with the Essex model re-launch.

Gross Profit - Gross profit improved $5.4 million due to higher margins at our band division and higher sales and margins at our piano division. Band division margins increased largely due to lower inventory reserve charges, which were $2.3 million higher in the year-ago period. A higher mix of professional brass instruments, improved margins on imported student brass instruments, and a $0.3 million reduction in the unabsorbed overhead at the Elkhart brass instrument manufacturing facility also contributed to the margin improvement. The increase in piano margins is attributable to the European division, which had a large increase in Steinway grand sales and lower production variances. Domestically, margins improved despite the shift in mix toward lower margin mid-priced models, as the prior period included the adverse impact of a factory shutdown, which was taken to control inventory levels.

Operating Expenses - Operating expenses decreased $3.0 million due to $3.9 million lower bad debt expense.  Bad debt expenses were atypically high in the year-ago period due to the bankruptcy filing of one of our large dealers. Increased promotional and bonus expenses at our European piano division accounted for the remainder of the change in operating expenses.

Non-operating Expenses - Non-operating expenses decreased $3.0 million due to the absence of $3.1 million in debt extinguishment costs, which occurred as a result of the call of our remaining $51.6 million of 8.75% Senior Notes in April 2006. The $0.6 million decrease in net interest expense, which resulted largely from our debt refinancing activities, was offset by a shift from foreign exchange gains to foreign exchange losses of a comparable amount.

Income Taxes - Our effective tax rate of 43.2% is significantly lower than the year-ago period due to the forecasted ratio of domestic income to foreign source income. In the prior year, domestic income was abnormally low due to the loss on extinguishment of debt associated with the bond refinancing, the adverse impact of the lost income resulting from the strike at our Elkhart brass instrument manufacturing facility, and additional reserve charges taken in the prior period. The impact of changes in uncertain tax position liabilities, which we recorded in the income tax provision per FIN 48, was not material to the effective tax rate.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Period Ended June 30,				Change
	2007		2006		$	%

Net sales
Band	$78,382		$93,825		(15,443)	(16.5)
Piano	107,307		93,792		13,515	14.4
Total sales	185,689		187,617		(1,928)	(1.0)

Cost of sales
Band	61,579		76,329		(14,750)	(19.3)
Piano	68,305		62,147		6,158	9.9
Total cost of sales	129,884		138,476		(8,592)	(6.2)

Gross profit
Band	16,803	21.4%	17,496	18.6%	(693)	(4.0)
Piano	39,002	36.3%	31,645	33.7%	7,357	23.2
Total gross profit	55,805		49,141		6,664	13.6
	30.1%		26.2%

Operating expenses	43,389		44,025		(636)	(1.4)

Income from operations	12,416		5,116		7,300	142.7

Other income, net	(191)		(1,446)		1,255	(86.8)
Loss on extinguishment of debt	—		9,674		(9,674)	100.0
Net interest expense	4,675		5,900		(1,225)	(20.8)
Non-operating expenses	4,484		14,128		(9,644)	(68.3)

Income (loss) before income taxes	7,932		(9,012)		16,944	(188.0)

Income tax provision (benefit)	3,349	42.2%	(6,309)	70.0%	9,658	(153.1)

Net income (loss)	$4,583		$(2,703)		7,286	(269.6)

Overview - Sales at our piano division significantly surpassed the prior year period due to improved demand overseas for Steinways and the re-launched Essex line of pianos. Piano margins also improved, due largely to higher margin sales at our European division. During the first half of 2007, band division revenues from professional brass instrument sales were negatively impacted by approximately $4.7 million ($7.2 million decrease in the first quarter, offset by the $2.4 million improvement in the second quarter) caused by the strike at our Elkhart, Indiana brass instrument manufacturing facility, which began on April 1, 2006. Although we continue negotiations with the union, we currently have a sufficient number of replacement workers to meet our operational needs. We are currently producing most professional instruments at desired production levels, and have exceeded pre-strike levels on many instruments.

Net Sales - The decrease in net sales of $1.9 million occurred despite the 14% increase in piano revenues, due largely to reduced order volume at the band division. Dealer bankruptcies, the resultant dealer consolidations, and inventory level management by our dealers caused a decrease in revenue of $7.5 million. Percussion and certain large brass instrument sales also lagged behind the year-ago period. Lastly, the strike at our Elkhart, Indiana brass instrument plant adversely impacted revenues by $4.7 million. These factors caused a decrease in unit shipments of 22% over the year-ago period. Domestic piano sales were on par with the prior year period as the impact of a decrease in Steinway grand unit shipments of 19% was offset by mid-priced piano line shipment improvement of 57%. Overseas, revenues increased $13.7 million, of which $3.1 million is attributable to foreign currency exchange rates. Increased demand at the wholesale level, resulting in part from a large institutional sale and shipments of our Essex pianos, caused the remaining improvement. Overseas Steinway grand unit shipments rose 20%, and mid-priced piano line shipments rose 179%.

Gross Profit - Gross profit improved $6.7 million due to higher sales and margins at our piano division. Although band division margins were significantly better (21.4% as opposed to 18.6%) due to improved margins on many student instruments and certain brass instruments, most notably trumpets and trombones, this was not enough to offset the impact of the band revenue decline for the period. Piano division margins improved both domestically and overseas.  Our overseas divisions benefited from strong sales of higher-margin units, as well as favorable production variances at our German manufacturing facility. Domestic margin improved due to the absence of the negative impact of three weeks of plant shutdowns, which were taken in the year ago period to reduce inventory levels.

Operating Expenses - Operating expenses decreased $0.6 million, largely due to the $3.8 million decrease in bad debt expense.  Offsetting this was an increase in sales and marketing expense of $1.4 million, which resulted from the introduction of a limited edition piano by our domestic division, as well as promotional expenses at our European division.  We reserved $0.5 million against the $2.0 million escrowed deposit relating to a terminated asset purchase agreement, which caused most of the $0.9 million increase in other operating expenses. The remaining increase in operating expenses is attributable to legal fees and salaries due to increased headcount at the band division, as well as $0.6 million in foreign currency exchange rate impact.

Non-operating Expenses - Non-operating expenses decreased $9.6 million due to the absence of $9.7 million in debt extinguishment costs, which occurred as a result of our Senior Note refinancing in February 2006. The $1.2 million decrease in net interest expense, which resulted largely from our debt refinancing activities, was offset by a shift from foreign exchange gains to foreign exchange losses of a comparable amount.

Income Taxes - Our effective tax rate is significantly lower than the year-ago period due to changes in the mix of domestic income, which was atypically low in the prior period, to foreign source income. Currently, we expect our rate to be more reflective of applicable federal and state statutory tax rates. The impact of changes in uncertain tax position liabilities, which are recorded in the income tax provision per FIN 48, was not material to the effective tax rate.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2007 and 2006 are summarized as follows:

	2007	2006	Change
Net income (loss):	$4,583	$(2,703)	$7,286
Changes in operating assets and liabilities	(25,856)	(3,352)	(22,504)
Other adjustments to reconcile net income (loss) to cash from operating activities	4,734	10,444	(5,710)
Cash flows from operating activities	(16,539)	4,389	(20,928)

Cash flows from investing activities	(2,304)	(2,234)	(70)

Cash flows from financing activities	(2,166)	(17,242)	15,076

Cash flows generated from operating activities decreased $20.9 million due primarily to the $28.8 million increase in cash used for inventory.  The increase in inventory is comprised mostly of mid-priced pianos, certain brass and woodwind instruments, and drums. Cash used by accounts receivable decreased $9.3 million despite the cyclical increase in accounts receivable at our band division due to lower sales, stricter credit policies, and focused cash collections. Adjustments to cash flows from operating activities were atypically high in the prior year due to the $9.7 million adjustment for the loss on extinguishment of debt and provision for doubtful accounts.

The use of cash for investing activities decreased $0.1 million, as the reduction in capital expenditures was offset by lower proceeds from sales of property, plant, and equipment. We continue to expect capital expenditures to be in the range of $5.0 to $7.0 million in 2007.

Cash flows from financing activities increased $15.1 million as compared to the year-ago period.  In 2006, we refinanced our Senior Notes, which generated proceeds of $173.7 million, offset by the repayment of our acquisition term loan of $16.6 million and extinguishment of $166.2 of our 8.75% Senior Note debt. Premiums paid on the debt extinguishment of $7.7 million and costs related to the 7.00% Senior Note offering of $4.1 million also offset our bond refinancing proceeds. In 2007, we used a significant portion of our cash to pay a $25.2 million dividend in March 2007, and have made borrowings of $20.9 million on our domestic revolver.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”). The Credit Facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and fixed assets. As of June 30, 2007, there was $20.9 million in revolving credit loans outstanding, as we used borrowings on the Credit Facility to partially fund our dividend payment and the March interest payment on our Senior Notes. As a result, the remaining availability based on eligible accounts receivable and inventory balances was approximately $87.8 million, net of letters of credit.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.4 million ($23.5 million at the June 30, 2007 exchange rate), net of borrowing restrictions of €0.7 million ($1.0 million at the June 30, 2007 exchange rate) and are payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.5 million ($1.0 million at the June 30, 2007 exchange rate) for use by our U.K. branch and ¥300 million ($2.4 million at the June 30, 2007 exchange rate) for use by our

Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.4 million at the June 30, 2007 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at fixed margins at rates of LIBOR plus 0.8% for British pound loans (no outstanding borrowings at June 30, 2007), LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary (outstanding borrowings at 6.4% at June 30, 2007), and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.9% for Japanese yen loans (borrowings at 1.6% at June 30, 2007). We had $1.3 million outstanding as of June 30, 2007 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($3.7 million at the June 30, 2007 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.5% at June 30, 2007) and expires on January 31, 2010. As of June 30, 2007, we had $1.6 million outstanding on this revolving loan agreement.

At June 30, 2007, our total outstanding indebtedness amounted to $198.7 million, consisting of $175.0 million of 7.00% Senior Notes, $20.9 million on the Credit Facility, and $2.9 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of June 30, 2007 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at June 30, 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$286,276	$16,556	$27,240	$47,063	$195,417
Capital leases	46	15	30	1	—
Operating leases (2)	268,190	5,169	9,132	8,583	245,306
Purchase obligations (3)	22,607	22,581	24	2	—
Other long-term liabilities (4)	39,238	4,848	3,934	3,859	26,597
Total	$616,357	$49,169	$40,360	$59,508	$467,320

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable June 30, 2007 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $252.1 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4) Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 10 in the Notes to Consolidated Financial Statements included within this filing, liabilities relating to uncertain tax positions which are expected to be settled within one year, and obligations under employee and consultant agreements. We have not included $4.2 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

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

ITEM 4                   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. In designing the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

During the quarter covered by this report, there were no significant changes in our internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 11, 2007, the Board of Directors was re-elected in its entirety.  The votes cast for each nominee were as follows:

	For	Withheld

Kyle Kirkland	49,395,738	2,563,764
Dana D. Messina	50,044,334	1,915,168
John M. Stoner, Jr.	49,395,730	2,563,772
Bruce A. Stevens	49,395,782	2,563,720
A. Clinton Allen	51,774,319	185,183
Rudolph K. Kluiber	51,803,419	156,083
Peter McMillan	51,586,014	373,488

The proposal to ratify Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved with 51,605,164 votes cast for, 354,138 against, and 200 abstentions.

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

Date: August 6, 2007