Form 10-Q
period 2007-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2007-11-09
CIK 911583

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	35-1910745 (I.R.S. Employer Identification No.)
800 South Street, Suite 305 Waltham, Massachusetts (Address of Principal Executive Offices)	02453 (Zip Code)

Registrant's telephone number including area code: (781) 894-9770

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Number of shares of Common Stock issued and outstanding as of November 5, 2007:

Class A	477,952
Ordinary	8,099,128

Total	8,577,080

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION
Item 1.	Consolidated and Condensed Consolidated Financial Statements:
	Consolidated Statements of Operations
	Three and nine months ended September 30, 2007 and September 30, 2006	3
	Condensed Consolidated Balance Sheets
	September 30, 2007 and December 31, 2006	4
	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2007 and September 30, 2006	5
	Consolidated Statement of Stockholders' Equity
	Nine months ended September 30, 2007	6
	Notes to Consolidated and Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
	Exhibits	33
Item 6.	Signatures	34

ITEM 1    CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$99,293	$90,876	$284,982	$278,493
Cost of sales	71,202	64,831	201,086	203,307

Gross profit	28,091	26,045	83,896	75,186
Operating expenses:
Sales and marketing	11,243	10,458	35,336	33,191
Provision for doubtful accounts	794	172	1,512	4,734
General and administrative	8,557	8,332	26,100	24,947
Other operating expenses	262	138	1,297	253

Total operating expenses	20,856	19,100	64,245	63,125

Income from operations	7,235	6,945	19,651	12,061
Other (income) expense, net	37	(395)	(154)	(1,841)
Loss on extinguishment of debt	—	—	—	9,674
Interest income	(613)	(1,210)	(2,615)	(3,817)
Interest expense	3,518	3,875	10,195	12,382

Total non-operating expenses	2,942	2,270	7,426	16,398

Income (loss) before income taxes	4,293	4,675	12,225	(4,337)
Income tax provision (benefit)	1,285	3,707	4,634	(2,602)

Net income (loss)	$3,008	$968	$7,591	$(1,735)

Earnings (loss) per share:
Basic	$0.35	$0.12	$0.89	$(0.21)

Diluted	$0.35	$0.11	$0.88	$(0.21)

Weighted average shares:
Basic	8,569,253	8,357,153	8,503,117	8,280,392
Diluted	8,683,025	8,430,306	8,641,143	8,280,392

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash	$14,988	$30,409
Accounts, notes and other receivables, net of allowances of $16,963 and $21,640 in 2007 and 2006, respectively	86,061	75,161
Inventories, net	167,733	154,623
Prepaid expenses and other current assets	12,345	12,711
Deferred tax assets	11,966	9,774

Total current assets	293,093	282,678
Property, plant and equipment, net of accumulated depreciation of $92,059 and $84,386 in 2007 and 2006, respectively	94,676	95,598
Trademarks	14,010	13,671
Goodwill	32,563	31,481
Other intangibles, net	4,135	4,725
Other assets	12,530	12,988
Long-term deferred tax assets	7,697	6,034

Total assets	$458,704	$447,175

Liabilities and stockholders' equity
Current liabilities:
Debt	$3,369	$4,595
Accounts payable	13,155	16,805
Other current liabilities	43,015	44,648

Total current liabilities	59,539	66,048
Long-term debt	194,672	173,816
Deferred tax liabilities	11,762	11,754
Pension and other postretirement benefit liabilities	35,904	32,847
Other non-current liabilities	9,499	4,709

Total liabilities	311,376	289,174

Commitments and contingent liabilities
Stockholders' equity:
Common stock	11	10
Additional paid-in capital	94,120	90,266
Retained earnings	105,102	125,711
Accumulated other comprehensive loss	(6,595)	(10,550)
Treasury stock, at cost	(45,310)	(47,436)

Total stockholders' equity	147,328	158,001

Total liabilities and stockholders' equity	$458,704	$447,175

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$7,591	$(1,735)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	7,839	8,045
Amortization of bond discount, net	124	57
Loss on extinguishment of debt	—	9,674
Stock-based compensation expense	853	891
Excess tax benefits from stock-based awards	(410)	(419)
Tax benefit from stock option exercises	735	925
Deferred tax benefit	(2,038)	(8,275)
Provision for doubtful accounts	1,512	4,734
Purchase of trading securities	(211)	(1,393)
Other	(265)	(370)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(10,705)	(14,823)
Inventories	(10,999)	9,575
Prepaid expenses and other assets	49	(438)
Accounts payable	(3,873)	(717)
Other liabilities	(1,576)	(4,356)

Cash flows from operating activities	(11,374)	1,375
Cash flows from investing activities:
Capital expenditures	(3,644)	(4,014)
Proceeds from disposals of property, plant and equipment	199	331
Proceeds from sale of available-for-sale securities	—	1,386

Cash flows from investing activities	(3,445)	(2,297)
Cash flows from financing activities:
Borrowings under lines of credit	148,929	77,867
Repayments under lines of credit	(129,633)	(64,269)
Debt issuance costs	—	(4,579)
Proceeds from issuance of debt	—	173,676
Repayments of long-term debt	—	(198,205)
Premium paid on extinguishment of debt	—	(7,740)
Proceeds from issuance of common stock	4,137	4,877
Dividends paid	(25,187)	—
Excess tax benefits from stock-based awards	410	419

Cash flows from financing activities	(1,344)	(17,954)
Effect of foreign exchange rate changes on cash	742	1,248

Decrease in cash	(15,421)	(17,628)
Cash, beginning of period	30,409	34,952

Cash, end of period	$14,988	$17,324

Supplemental Cash Flow Information
Interest paid	$13,269	$14,292
Taxes paid	$8,980	$6,188

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2007	$10	$90,266	$125,711	$(10,550)	$(47,436)	$158,001
Comprehensive income:
Net income			7,591			7,591
Foreign currency translation adjustments				3,955		3,955

Total comprehensive income						11,546

FIN 48 adjustment			(2,757)			(2,757)
Dividends paid			(25,187)			(25,187)
Issuance of 26,252 shares of common stock		546				546
Exercise of 174,624 options for shares of common stock	1	1,720	(256)		2,126	3,591
Stock-based compensation		853				853
Tax benefit of options exercised		735				735

Balance, September 30, 2007	$11	$94,120	$105,102	$(6,595)	$(45,310)	$147,328

See notes to consolidated and condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1) Basis of Presentation

        The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") for the three and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2006, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the consolidated and condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

        Throughout this report "we," "us," and "our" refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2) Summary of Significant Accounting Policies

        Principles of Consolidation—Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned, including the piano ("Steinway") and band ("Conn-Selmer") divisions. Intercompany balances have been eliminated in consolidation.

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

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006 and we have implemented this interpretation as of January 1, 2007. Previously, we had accounted for uncertain tax positions in accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for

Contingencies" and recorded reserves for uncertain tax positions that may have become payable in future years as a result of anticipated or ongoing examinations by tax authorities.

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

        The cumulative effects of applying this interpretation have been recorded as a decrease of $2.8 million to retained earnings, an increase of $1.6 million to net deferred income tax assets, a net increase of $0.3 million to other current liabilities, and an increase of $4.1 million to other non-current liabilities as of January 1, 2007. In conjunction with the adoption of FIN 48, we began reporting income tax-related interest and penalties as a component of income tax expense. In prior periods such interest was reported in interest expense. As of January 1, 2007, we have accrued $1.3 million for the payment of interest and $0.6 million for the payment of penalties.

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

        Stock-based Compensation—We record compensation cost on a straight-line basis over the award's requisite service period for all share-based awards granted. We estimate the fair value of our stock option awards (less estimated forfeitures) and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model.

        Earnings (loss) per Common Share—We compute earnings (loss) per share using the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average shares:
For basic earnings (loss) per share	8,569,253	8,357,153	8,503,117	8,280,392
Dilutive effect of stock options	113,772	73,153	138,026	—

For diluted earnings (loss) per share	8,683,025	8,430,306	8,641,143	8,280,392

        We did not include 22,500 and 65,000 outstanding options to purchase shares of common stock in the computation of diluted earnings per common share for the three months ended September 30, 2007 and 2006, respectively, because their exercise prices were more than the average market price of our common shares. We did not include 22,500 or any of the 623,000 outstanding options to purchase shares of common stock in the computation of diluted loss per common share for the nine months ended September 30, 2007 and 2006, respectively, because their impact also would have been antidilutive.

        Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
Balance January 1, 2007	$3,809	$(23,235)	$8,876	$(10,550)
Activity	3,955	—	—	3,955

Balance September 30, 2007	$7,764	$(23,235)	$8,876	$(6,595)

        Recent Accounting Pronouncements—On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

(3) Inventories

	September 30, 2007	December 31, 2006
Raw materials	$18,653	$20,989
Work-in-process	49,547	49,316
Finished goods	99,533	84,318

	$167,733	$154,623

(4) Goodwill, Trademarks, and Other Intangible Assets

        Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We test our goodwill and indefinite-lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. At July 31, 2007, we evaluated these assets and determined that the fair value had not decreased below the carrying value and, accordingly, no impairments have been recognized. The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2007	$22,926	$8,555	$31,481
Foreign currency translation impact	1,082	—	1,082

Balance, September 30, 2007	$24,008	$8,555	$32,563

Trademarks:
Balance, January 1, 2007	$7,847	$5,824	$13,671
Foreign currency translation impact	339	—	339

Balance, September 30, 2007	$8,186	$5,824	$14,010

        We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balance. These assets consist of the following:

	September 30, 2007	December 31, 2006
Gross deferred financing costs:	$5,753	$5,750
Accumulated amortization	(1,805)	(1,287)

Deferred financing costs, net	$3,948	$4,463

Gross covenants not to compete:	$500	$500
Accumulated amortization	(313)	(238)

Covenants not to compete, net	$187	$262

        The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of covenants not to compete is five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Amortization expense	$196	$189	$588	$615

The following table shows the total estimated amortization expense for the remainder of 2007 and beyond:

Estimated amortization expense:	Amount
2007	$197
2008	790
2009	746
2010	665
2011	626
2012 and thereafter	1,111

Total	$4,135

(5) Other Current Liabilities

	September 30, 2007	December 31, 2006
Accrued payroll and related benefits	$15,957	$16,397
Current portion of pension and other postretirement benefit liabilities	1,266	1,461
Accrued warranty expense	1,639	1,888
Accrued interest	1,088	4,178
Deferred income	8,505	6,348
Environmental liabilities	3,082	3,232
Income and other taxes payable	864	3,012
Other accrued expenses	10,614	8,132

Total	$43,015	$44,648

        Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the nine months ended September 30, 2007 and 2006, and the year ended December 31, 2006 is as follows:

	September 30, 2007	September 30, 2006	December 31, 2006
Beginning balance	$1,888	$1,857	$1,857
Additions	469	605	806
Claims and reversals	(772)	(642)	(849)
Foreign currency translation impact	54	46	74

Ending balance	$1,639	$1,866	$1,888

(6) Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2007	December 31, 2006
7.00% Senior Notes	$175,000	$175,000
Unamortized bond discount	(1,060)	(1,184)
Domestic line of credit	20,732	—
Open account loans, payable on demand	3,369	4,595

Total	198,041	178,411
Less: current portion	(3,369)	(4,595)

Long-term debt	$194,672	$173,816

Scheduled payments of debt are as follows:

September 30, 2007
Remainder of 2007	$3,369
2008	—
2009	—
2010	—
2011	20,732
Thereafter	175,000

Total	$199,101

In conjunction with our debt restructuring activities, we recorded a net loss on extinguishment of debt of $9.7 million for the year ended December 31, 2006, which consists of the following:

For the year ended December 31,	2006
Deferred financing costs write-off—term loan	$977
Deferred financing costs write-off—8.75% Senior Notes	2,247
Premiums pursuant to the tender offer and call	7,740
Bond premium write-off	(1,290)

Total net loss on extinguishment of debt	$9,674

(7) Stockholders' Equity and Stock-based Compensation Arrangements

        Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share.

Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of September 30, 2007 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

        Employee Stock Purchase Plan—We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee's annual base earnings. We have reserved 400,000 shares of common stock for issuance under this plan.

        Stock Plans—The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms.

        Prior to 2007, we had reserved 721,750 treasury stock shares to issue under our 1996 Stock Plan, once we reached our registered share limitation. This plan has expired but still has vested and unvested options outstanding. In early 2007 we reached our registered share limitation and have since issued 91,674 shares of treasury stock to cover options exercised, with 418,676 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings of $0.3 million during the nine months ended September 30, 2007.

        We account for stock-based compensation arrangements in accordance with SFAS No. 123R, "Share-Based Payment," which we adopted on January 1, 2006 using the modified prospective transition method. The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Compensation cost included in basic and diluted income (loss) per share	$0.02	$0.03	$0.08	$0.09
Stock-based compensation expense	210	325	853	891
Income tax benefit	48	44	148	128

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

Key assumptions used to apply this pricing model to the Stock Plans are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Risk free interest rate	4.7%	—	(1)	4.6%	5.0%
Weighted average expected life (in years)	7.3	—		8.1	7.1
Expected volatility of underlying stock	24.7%	—		25.1%	24.4%
Expected dividends	—	—		—	—
Weighted average fair value	$12.25	—		$13.61	$10.95

(1)
No stock option awards were granted during this timeframe.

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2007	594,500	$20.98
Granted	142,100	32.39
Exercised	(174,624)	20.56
Forfeited	(11,400)	30.66

Outstanding at September 30, 2007	550,576	$23.85	6.6	$3,816,841

Exercisable at September 30, 2007	293,876	$19.96	5.1	$3,029,691

        The total intrinsic value of the options exercised during the nine months ended September 30, 2007 and 2006 was $2.4 million and $2.7 million, respectively.

        As of September 30, 2007, there was $2.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.5 years.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.9%	4.3%	5.0%	4.1%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	25.5%	23.6%	25.0%	23.2%
Expected dividends	—	—	—	—
Weighted-average fair value of option feature	$7.98	$6.82	$6.78	$7.02
	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2007	11,281	$20.80
Shares subscribed	20,411	22.54
Exercised	(26,252)	20.80
Canceled, forfeited, or expired	(1,006)	21.05

Outstanding at September 30, 2007	4,434	$28.73	0.8	$6,828

        As reported in the consolidated statements of cash flows, cash received from option exercises under the Stock Plan for the periods ended September 30, 2007 and 2006 was $4.1 million and $4.9 million, respectively. SFAS No. 123R requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities. Accordingly, for the periods ended September 30, 2007 and 2006, $0.4 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the periods ended September 30, 2007 and 2006, $0.7 million and $0.9 million, respectively, of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

(8) Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
West 57th building income	$(1,163)	$(1,163)	$(3,490)	$(3,490)
West 57th building expenses	823	822	2,461	2,460
Foreign exchange losses (gains), net	111	157	564	(515)
Miscellaneous	266	(211)	311	(296)

Other (income) expense, net	$37	$(395)	$(154)	$(1,841)

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

        In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation ("Philips"). When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the "Environmental Indemnity Agreement"). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008, however, we cannot assure investors that it will continue to do so in the future. Four matters covered by the Environmental Indemnity Agreement are currently pending. Philips has entered into Consent Orders with the Environmental Protection Agency ("EPA") for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs. On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois. Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement.

At the fourth site, which is a third party waste disposal site, four Conn-Selmer predecessor entities are among the potentially responsible parties ("PRP") group. The PRP group has recently entered into a Consent Order with the EPA, the site owners, and the largest contributor. For two of the Conn-Selmer predecessor entities, which were previously owned by Philips, this matter was tendered to Philips pursuant to the Environmental Indemnity Agreement. Philips is a party to the Consent Order and has paid its share of the liability. The four Conn-Selmer predecessor entities paid approximately $0.1 million in 2006 and settled this claim except for the possibility of a contingent remedial action, should any additional environmental issues be discovered. We believe the likelihood of a contingency assessment to be remote and, our share of the liability, if any, would not be material.

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

Environmental Payments
Remainder of 2007	$4
2008	61
2009	61
2010	61
2011	61
Thereafter	545

Total	$793

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.5 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. We have reached an agreement with Grenadilla whereby future environmental costs will be paid directly out of the escrow. Should the escrow be reduced to zero, we would seek reimbursement from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

(10) Retirement Plans

        We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$236	$216	$219	$220
Interest cost	807	737	433	375
Expected return on plan assets	(1,242)	(1,084)	(94)	(79)
Amortization of prior service cost	108	108	—	—
Amortization of net loss	137	161	86	—

Net periodic benefit cost	$46	$138	$644	$516

	Domestic Plans		Foreign Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$707	$649	$618	$642
Interest cost	2,422	2,212	1,231	1,092
Expected return on plan assets	(3,726)	(3,253)	(276)	(230)
Amortization of prior service cost	324	323	—	—
Amortization of net loss	413	483	238	—

Net periodic benefit cost	$140	$414	$1,811	$1,504

        We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$11	$12	$32	$37
Interest cost	33	34	102	102
Amortization of transition obligation	8	9	26	26
Recognized (gain) loss	(41)	13	(124)	38

Net postretirement benefit cost	$11	$68	$36	$203

        We do not intend to make any contributions to our domestic pension plan this year. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.2 million for the current year. As of September 30, 2007, we have made contributions of less than $0.2 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2007 benefit payments under these plans are $1.2 million. For the nine months ended September 30, 2007, we have made benefit payments of $0.8 million under these plans.

(11) Segment Information

        We have identified two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. Management and the chief operating decision maker use income from operations as a meaningful measurement of profit or loss for the segments. Income from operations for the reportable segments includes certain corporate costs allocated to the segments based primarily on revenue, as well as intercompany profit. Amounts reported as "Other & Elim" include those corporate costs that were not allocated to the reportable segments and the remaining intercompany profit elimination.

The following tables present information about our operating segments for the three and nine months ended September 30, 2007 and 2006:

	Piano Segment				Band Segment
Three months ended 2007								Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Europe	Total
Net sales to external customers	$28,087	$13,673	$10,225	$51,985	$45,150	$2,158	$47,308	$—	$99,293
Income (loss) from operations	2,669	2,408	718	5,795	1,824	244	2,068	(628)	7,235
	Piano Segment				Band Segment
Three months ended 2006								Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Europe	Total
Net sales to external customers	$27,100	$12,174	$10,029	$49,303	$39,487	$2,086	$41,573	$—	$90,876
Income (loss) from operations	1,693	3,384	1,055	6,132	1,325	153	1,478	(665)	6,945
	Piano Segment				Band Segment
Nine months ended 2007								Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Europe	Total
Net sales to external customers	$82,519	$42,944	$33,829	$159,292	$120,102	$5,588	$125,690	$—	$284,982
Income (loss) from operations	5,537	10,971	3,150	19,658	1,993	468	2,461	(2,468)	19,651
	Piano Segment				Band Segment
Nine months ended 2006								Other & Elim	Consol Total
	U.S.	Germany	Other	Total	U.S.	Europe	Total
Net sales to external customers	$81,667	$36,298	$25,130	$143,095	$129,703	$5,695	$135,398	$—	$278,493
Income (loss) from operations	4,362	8,501	1,778	14,641	(328)	113	(215)	(2,365)	12,061

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

Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") has issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

        The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's 2006 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies based on the definition above.

  Accounts Receivable

        We establish reserves for accounts receivable and notes receivable (including recourse reserves when our customers have financed notes receivable with a third party). We review overall collectability trends and customer characteristics such as debt leverage, solvency, customer financial statements, and outstanding balances in order to develop our reserve estimates. Historically, a large portion of our sales at both our piano and band divisions have been generated by our top 15 customers. As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which typically has the majority of our consolidated accounts receivable balance. We consider the credit health and solvency of our customers when developing our receivable reserve estimates.

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

  Workers' Compensation and Self-Insured Health Claims

        We establish workers' compensation and self-insured health claims reserves based on our trend analysis of data provided by third-party administrators regarding historical claims and anticipated future development of those claims.

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

        A liability has been recorded for uncertain tax positions. When analyzing these positions, we consider the probability of various outcomes which could result from examination, negotiation, or settlement with various taxing authorities. The final outcome on these positions could differ significantly from our original estimates due to expiring statues of limitations, availability of detailed historical data, the results of audits or examinations conducted by taxing authorities or agents that vary from management's anticipated results, identification of new tax contingencies, the release of applicable administrative tax guidance, management's decision to settle or appeal assessments, or the rendering of court decisions affecting our estimates of tax liabilities, as well as other factors.

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

  Environmental Liabilities

        We make certain assumptions when calculating our environmental liabilities. We base our selection of assumptions, such as cost and length of time for remediation, on data provided by our environmental consultants, as well as information provided by regulatory authorities. We also make certain assumptions regarding the indemnifications we have received from others, including whether remediation costs are within the scope of the indemnification, the indemnifier's ability to perform under the agreement, and whether past claims have been successful. Our environmental obligations and expenses can fluctuate significantly based on management's assumptions.

        We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our financial statements.

Forward-Looking Statements

        Certain statements contained in this document are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; geopolitical events; increased competition; work stoppages and slowdowns; impact of dealer consolidations on orders; ability of new workers to meet desired production levels; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new product and distribution strategies; ability of suppliers to meet demand; concentration of credit risk; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully integrate and operate acquired businesses. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

        Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30,				Change
	2007		2006		$	%
Net sales
Band	$47,308		$41,573		5,735	13.8
Piano	51,985		49,303		2,682	5.4

Total sales	99,293		90,876		8,417	9.3
Cost of sales
Band	38,099		32,962		5,137	15.6
Piano	33,103		31,869		1,234	3.9

Total cost of sales	71,202		64,831		6,371	9.8
Gross profit
Band	9,209	19.5%	8,611	20.7%	598	6.9
Piano	18,882	36.3%	17,434	35.4%	1,448	8.3

Total gross profit	28,091		26,045		2,046	7.9
	28.3%		28.7%
Operating expenses	20,856		19,100		1,756	9.2

Income from operations	7,235		6,945		290	4.2
Other (income) expense, net	37		(395)		432	(109.4)
Net interest expense	2,905		2,665		240	9.0

Non-operating expenses	2,942		2,270		672	29.6
Income before income taxes	4,293		4,675		(382)	(8.2)
Income tax provision	1,285	29.9%	3,707	79.3%	(2,422)	(65.3)

Net income	$3,008		$968		2,040	210.7

        Overview—Sales at our piano division benefited from improvements in domestic retail sales and foreign currency exchange rate changes. Piano margins also improved due to the shift towards retail sales. Band division revenues grew due to higher step-up and professional instruments sales due largely to the continued increase in productivity of the replacement workers at our Elkhart, Indiana brass instrument manufacturing facility. However, band division margins deteriorated due to unabsorbed overhead at certain other plants in which production was reduced in response to lower order volume.

        Net Sales—Net sales improved $8.4 million largely due to the $5.7 million improvement in band division revenues. The band division continues to recover from the ongoing strike at our Elkhart, Indiana brass instrument manufacturing facility. As a result, step-up and professional trumpet and trombone sales increased $4.2 million and $1.8 million, respectively. However, band division revenues continue to be impacted by dealer consolidations, causing sales of student instruments, most notably saxophones and clarinets, to decline. Overall, band unit shipments increased 2% over the year-ago period. Piano division revenues improved $2.7 million. Our overseas piano division revenues increased $1.7 million, $1.4 million of which was attributable to foreign exchange. Steinway grand unit shipments overseas decreased 7%, but the impact was mitigated by a 38% increase in mid-priced piano line shipments and better performance at our domestic retail stores.

        Gross Profit—Gross profit improved $2.0 million due to higher revenues at our piano and band divisions, and higher margins at our piano division. Band gross margin deteriorated as a result of $1.3 million in unabsorbed overhead and production variances caused by the decrease in production levels at certain plants. The impact of these variances was more than offset by improved sales and a shift in mix towards higher margin step-up and professional instruments during the period. The increase in piano margins is attributable to the domestic division, which had higher retail sales and a shift in wholesale mix towards larger, higher margin models including limited edition pianos. Margins on domestic sales of our mid-priced piano lines also improved, due largely to a similar shift in mix. Overseas, margins deteriorated due to a shift in mix towards smaller, lower margin Steinway grand models.

        Operating Expenses—Operating expenses increased $1.8 million due in part to the $0.8 million increase in sales and marketing expenses related to piano division advertising, promotional costs, and sponsorships. An increase in bad debt expense of $0.6 million, most of which is attributable to at-risk receivables from one piano division dealer, was also a factor. Operating expenses for the band division were flat compared to the year-ago period.

        Non-operating Expenses—Non-operating expenses increased $0.7 million due to $0.4 million in increased legal costs. Net interest expense increased $0.2 million due to lower domestic cash balances and increased borrowings on our domestic line of credit. Foreign exchange losses were comparable to the year-ago period.

        Income Taxes—Our effective tax rate of 29.9% is significantly lower than the year-ago period. In 2006, we had an abnormally high effective rate of 79.3% due to our low domestic income. In the current year, we anticipate our effective tax rate to approximate 40% exclusive of discrete items such as the German Tax Reform Act discussed below which impact the rate during the current period.

        The enactment this quarter of the German Tax Reform Act, which will reduce the tax rate on most of our German pretax income from 41% to 32.8% as of January 1, 2008 was beneficial to our tax rate. We adjusted our long-term deferred taxes to their new realizable amount by decreasing our tax provision by $0.3 million in the current period. The impact of changes in uncertain tax position liabilities, which we recorded in the income tax provision per FIN 48, was not material to the effective tax rate.

']

Results of Operations

        Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine months ended September 30,				Change
	2007		2006		$	%
Net sales
Band	$125,690		$135,398		(9,708)	(7.2)
Piano	159,292		143,095		16,197	11.3

Total sales	284,982		278,493		6,489	2.3
Cost of sales
Band	99,678		109,291		(9,613)	(8.8)
Piano	101,408		94,016		7,392	7.9

Total cost of sales	201,086		203,307		(2,221)	(1.1)
Gross profit
Band	26,012	20.7%	26,107	19.3%	(95)	(0.4)
Piano	57,884	36.3%	49,079	34.3%	8,805	17.9

Total gross profit	83,896		75,186		8,710	11.6
	29.4%		27.0%
Operating expenses	64,245		63,125		1,120	1.8

Income from operations	19,651		12,061		7,590	62.9
Other income, net	(154)		(1,841)		1,687	(91.6)
Loss on extinguishment of debt	—		9,674		(9,674)	100.0
Net interest expense	7,580		8,565		(985)	(11.5)

Non-operating expenses	7,426		16,398		(8,972)	(54.7)
Income (loss) before income taxes	12,225		(4,337)		16,562	(381.9)
Income tax provision (benefit)	4,634	37.9%	(2,602)	60.0%	7,236	(278.1)

Net income (loss)	$7,591		$(1,735)		9,326	(537.5)

        Overview—Sales at our piano division exceeded the prior year period due to improved demand overseas for Steinways and the re-launched Essex line of pianos. Piano margins also improved, due largely to higher margin sales at our European division during the first half of 2007. Band division revenues decreased $9.7 million due to lower student woodwind and percussion instrument sales, which have suffered due to the dealer consolidations and reduced order volume. Sales of certain brass instruments improved slightly ($0.5 million) as we continue to recover from the residual effects of the strike. We are currently producing professional instruments at pre-strike levels.

        Net Sales—The increase in net sales of $6.5 million is entirely attributable to the 11% increase in piano revenues. Dealer bankruptcies, consolidations, and inventory management caused a decrease in band division revenue of $9.7 million. Percussion, woodwind, and some student brass instrument sales lagged behind the year-ago period, although step-up and professional brass instrument sales have recovered due to improved production at our Elkhart facility. As a result of these factors, overall unit shipments decreased 15% as compared to the year-ago period. Domestic piano sales were up slightly

($0.9 million) from the prior year period as the impact of a decrease in Steinway grand unit shipments of 15% was offset by mid-priced piano line shipment improvement of 40%. Overseas, revenues increased $15.3 million, of which $4.5 million is attributable to foreign currency exchange rates. Increased demand at the wholesale level, resulting in part from a large mid-year institutional sale and shipments of our Essex pianos, caused the remaining improvement. Overseas Steinway grand unit shipments rose 11%, and mid-priced piano line shipments rose 144%.

        Gross Profit—Gross profit improved $8.7 million due to higher sales and margin at our piano division. The band division margin improvement (most notably in trumpets and student trombones) effectively offset the impact of lower sales on gross profit. Piano division margins increased domestically as we took one less week of plant shutdown than in the year-ago period and were therefore better able to absorb our overhead costs. A shift towards retail sales and larger, higher margin units also contributed to the improvement. The margin increases overseas in the first half of the year were offset by the recent shift in mix to smaller, lower margin models.

        Operating Expenses—Operating expenses increased $1.1 million despite the $3.2 million decrease in bad debt expense as compared to the year-ago period. Sales and marketing expenses increased $2.1 million due to advertising and promotional activities at our European division, and costs associated with the introduction of a limited edition piano by our domestic division. We reserved $0.5 million against the $2.0 million escrowed deposit relating to a terminated asset purchase agreement, which contributed to the $1.0 million increase in other operating expenses. The remaining increase in operating expenses is attributable to consulting costs, legal fees, and salaries due to increased headcount at the band division, as well as $1.0 million in foreign currency exchange rate impact.

        Non-operating Expenses—Non-operating expenses decreased $9.0 million due to the absence of $9.7 million in debt extinguishment costs, which occurred as a result of our Senior Note refinancing in February 2006. Legal fees of $0.6 million also impacted non-operating expenses. The $1.0 million decrease in net interest expense, which resulted largely from our debt refinancing activities, was offset by a shift from foreign exchange gains to foreign exchange losses of a comparable amount.

        Income Taxes—Our effective tax rate of 37.9% is significantly lower than the year-ago period. In 2006, our effective tax rate of 60% was caused by low domestic income. In the current year, we anticipate our effective tax rate to approximate 40% exclusive of discrete items such as the German Tax Reform Act discussed below which impact the rate during the period.

        The German Tax Reform Act, which will effectively reduce the tax rate on most of our German pretax income from 41% to 32.8% as of January 1, 2008 was beneficial to our tax rate by 2.7% in the current period.

Liquidity and Capital Resources

        We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	2007	2006	Change
Net income (loss):	$7,591	$(1,735)	$9,326
Changes in operating assets and liabilities	(27,104)	(10,759)	(16,345)
Other adjustments to reconcile net income (loss) to cash from operating activities	8,139	13,869	(5,730)

Cash flows from operating activities	(11,374)	1,375	(12,749)
Cash flows from investing activities	(3,445)	(2,297)	(1,148)
Cash flows from financing activities	(1,344)	(17,954)	16,610

        Cash flows generated from operating activities decreased $12.7 million due to the $20.6 million increase in cash used for inventory. The increase in inventory is comprised mostly of mid-priced pianos, and some brass and woodwind instruments. Mid-priced piano inventory has increased due to the additional Essex models which were introduced in 2006. Certain band instrument inventory has increased due to lower order volume, and the adverse impact of foreign currency exchange rates on imported European instruments. Cash used by accounts receivable decreased $4.1 million despite the increase in revenue due to the timing of piano receivable collections. Adjustments to cash flows from operating activities were atypically high in the prior year due to the $9.7 million adjustment for the loss on extinguishment of debt and provision for doubtful accounts.

        The use of cash for investing activities increased $1.1 million, despite the reduction in capital expenditures due to the absence of $1.4 million in proceeds from sales of available-for-sale securities. We expect capital expenditures to be in the range of $5.0 to $6.0 million in 2007.

        The use of cash for financing activities decreased $16.6 million as compared to the year-ago period. In 2006, we refinanced our Senior Notes, which generated proceeds of $173.7 million, offset by the repayment of our real estate and acquisition term loans ($32.0 million) and extinguishment of $166.2 of our 8.75% Senior Note debt. Premiums paid on the debt extinguishment of $7.7 million and costs related to the 7.00% Senior Note offering and domestic line of credit renewal of $4.6 million also offset our bond refinancing proceeds. In 2007, we used a significant portion of our cash to pay a $25.2 million dividend in March 2007, and have made net borrowings of $19.3 million on our lines of credit.

        Borrowing Activities and Availability—We have a domestic credit facility with a syndicate of domestic lenders (the "Credit Facility"). The Credit Facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for periodic borrowings at either London Interbank Offering Rate ("LIBOR") plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and fixed assets. As of September 30, 2007, there was $20.7 million in revolving credit loans outstanding, as we used borrowings on the Credit Facility to partially fund our dividend payment, inventory purchases, and interest payments on our Senior Notes. As a result, the remaining availability based on eligible accounts receivable and inventory balances was approximately $87.9 million, net of letters of credit.

        We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.4 million ($24.8 million at the September 30, 2007 exchange rate), net of borrowing restrictions of €0.8 million ($1.1 million at the September 30, 2007 exchange rate) and are payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.5 million ($1.0 million at the September 30, 2007 exchange rate) for use by our U.K.

branch and ¥300 million ($2.6 million at the September 30, 2007 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.6 million at the September 30, 2007 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate ("EURIBOR") plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower's bank rating. The remaining demand borrowings bear interest at fixed margins at rates of LIBOR plus 0.8% for British pound loans (no outstanding borrowings at September 30, 2007), LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary (outstanding borrowings at 6.4% at September 30, 2007), and Tokyo Interbank Offered Rate ("TIBOR") plus 0.8% for Japanese yen loans (borrowings at 1.6% at September 30, 2007). We had $0.8 million outstanding as of September 30, 2007 on these credit facilities.

        Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($4.0 million at the September 30, 2007 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.8% (outstanding borrowings at 1.6% at September 30, 2007) and expires on January 31, 2010. As of September 30, 2007, we had $2.6 million outstanding on this revolving loan agreement.

        At September 30, 2007, our total outstanding indebtedness amounted to $199.1 million, consisting of $175.0 million of 7.00% Senior Notes, $20.7 million on the Credit Facility, and $3.4 million of notes payable to foreign banks.

        All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of September 30, 2007 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

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

Contractual Obligations—The following table provides a summary of our contractual obligations at September 30, 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$283,419	$17,085	$27,332	$46,648	$192,354
Capital leases	42	15	27	—	—
Operating leases(2)	267,003	5,022	9,258	8,361	244,362
Purchase obligations(3)	21,757	21,734	23	—	—
Other long-term liabilities(4)	40,678	4,405	3,957	3,859	28,457

Total	$612,899	$48,261	$40,597	$58,868	$465,173

Notes to Contractual Obligations:

(1)
Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable September 30, 2007 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the "Borrowing Availability and Activities" section of "Liquidity and Capital Resources."

(2)
Approximately $251.6 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

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

Recent Accounting Pronouncements

        On September 15, 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

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

ITEM 4    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. In designing the Company's disclosure controls and procedures, the Company's management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

        During the quarter covered by this report, there were no significant changes in our internal controls that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Date: November 9, 2007

QuickLinks

  ITEM 1 CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited (In Thousands Except Share and Per Share Amounts)
STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (In Thousands)
STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited (In Thousands)
STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Unaudited (In Thousands Except Share Data)
STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 Unaudited (Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)
  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Tabular Amounts in Thousands Except Percentages, Share and Per Share Data)
  ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4 CONTROLS AND PROCEDURES
  PART II OTHER INFORMATION
  ITEM 6 EXHIBITS
SIGNATURES