Form 10-K
period 2007-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2008-03-17
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $ 181,485,359 as of June 30, 2007.

Number of shares of Common Stock outstanding as of March 12, 2008:	Class A	477,952
	Ordinary	8,102,328
	Total	8,580,280

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

Financial Information by Segment and Geographic Location

Information on business segments and geographic areas in which we operated for the years ended December 31, 2007, 2006 and 2005 is contained in Note 17 to the Consolidated Financial Statements included in this report.

Musical Instrument Industry

We operate two reportable segments within the musical instrument industry: pianos and band & orchestral instruments.

Pianos – The overall piano market is comprised of two main categories: grand pianos and upright pianos. Steinway & Sons pianos compete in the high-end segment of the market, whereas our Boston and Essex lines compete in the mid-priced segment of the piano market.

For several years, increases in piano imports from Asia contributed to an increase in grand piano unit sales in the United States, the world’s largest grand piano market. During the last two years, Asian imports declined sharply as did grand piano sales in the United States. A majority of these imports were on the smaller end of the size range. Since Steinway realizes the majority of its profit from high-end grand piano sales, our results are generally more affected by economic cycles, demographics, and the public’s continued interest in music than by industry trends. The piano market in China is growing at a rapid pace and is now the second largest piano market for the Family of Steinway-Designed Pianos outside the United States. We continue to target this region in our distribution strategies.

Band & Orchestral Instruments – Demand for band & orchestral instruments in the domestic market has traditionally been more significantly impacted by factors such as demographic trends and school budgeting than by macroeconomic cycles. Studies have emphasized the importance of music education in a child’s development and many school band directors are promoting band programs as social organizations rather than the first step of intensive music study. We expect this emphasis on music education and steady demographic trends to contribute to a relatively stable domestic market in the near-term.

In recent years, there has been an increase in units imported into the domestic market from offshore low-cost producers. This has created a highly price sensitive domestic market where manufacturers have implemented aggressive pricing programs in an attempt to maintain market share positions. To remain competitive in this market, we now import some student woodwind and brass instruments, primarily entry-level, made to our specifications. The impact of lower priced imported instruments has also led to consolidation within the industry, leaving Conn-Selmer, Yamaha and Jupiter as the top three remaining full line competitors.

Business and Products

Piano Segment

The Family of Steinway-Designed Pianos is a comprehensive offering of the world’s finest pianos at three distinct price points to suit every buyer looking to purchase a fine quality piano. The family is comprised of our three brands: Steinway & Sons, Boston and Essex.

Steinway & Sons grand pianos, handcrafted in New York and Germany, are considered to be the highest quality pianos in the world and have one of the most widely recognized and prestigious brand names. We also offer Steinway & Sons upright pianos as well as two mid-priced lines of pianos under the Boston and Essex brand names.

Steinway & Sons Pianos – Steinway & Sons pianos differ from all others in design specifications, materials used and the assembly process. We offer two premium-priced product lines under the Steinway & Sons brand: grand pianos and upright pianos. Grand pianos historically have accounted for the majority of our production. We offer seven sizes of the grand piano ranging from the 5’1” baby grand to the largest 9’ concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway & Sons grand pianos are premium pianos in terms of quality and price, with retail prices for ebony pianos generally ranging from $44,000 to $111,000 in the United States. Limited edition pianos and pianos with special veneers sell for retail prices of up to $170,000. Steinway & Sons also offers art case pianos designed by either Steinway master craftsmen or renowned artisans. These unique creations often feature exteriors of elaborate marquetry and intricate hand-painting. Many of these pianos are created to commemorate special events and anniversaries.

In 2007, we sold 2,994 grand pianos, of which 1,791 units were shipped from our New York facility to dealers in the Americas. The remaining 1,203 units were shipped from our German facility primarily to Europe and Asia. Our upright pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations. We also provide services such as repair, replacement part sales, tuning and regulation of pianos, and restoration. Restoration services range from repairs of minor damage to complete restorations of vintage pianos.

Boston and Essex Pianos – We introduced the Boston line in the early 1990s to allow us to compete in the mid-priced category. Retail prices for upright and grand pianos generally range from $6,000 to $40,000 in the United States. Subsequently, we added a full line of pianos under the Essex brand name to our mid-priced offering. Retail prices for Essex pianos range from $4,000 to $20,000 in the United States. Sales of Boston and Essex pianos accounted for approximately 20% of our piano division revenue and nearly 70% of piano unit sales in 2007. With certain limited exceptions, we allow only Steinway & Sons dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway & Sons line. These pianos, which were designed by us and are produced for us in Asia, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor. Also, since our research indicates that the vast majority of Steinway customers have previously owned another piano, Boston and Essex pianos provide future Steinway piano customers with the opportunity to join the Steinway family of owners sooner. The Family of Steinway-Designed Pianos increases our business with our dealers, making us their primary supplier in many instances.

Band Segment

We are the largest domestic producer of band & orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments with well-known brand names. We have complemented our domestic manufacturing strategy with a sourcing strategy from Asia to remain competitive in the global marketplace. Over the past few years, we have established relationships with several overseas manufacturers to produce imported entry-level student instruments to our design specifications. To ensure that our imported instruments meet our expectations, we have hired our own quality assurance staff in China to monitor and evaluate our instrument suppliers.

In 2007, sales of sourced products accounted for 37% of our band division revenue. Approximately one third of these sales were from our imported entry-level student woodwind and brass instruments.

Woodwind and Brass Instruments – We manufacture piccolos, flutes, clarinets, oboes, bassoons, trumpets, French horns, tubas, and trombones in our manufacturing facilities in Indiana, Ohio, Wisconsin, and France. We sell student level instruments in three distinct product groupings: “good” entry-level imported instruments, “better” mid-priced instruments, which are either imported or manufactured by us, and “best” instruments, which are primarily manufactured by us. In addition, we also manufacture intermediate and professional level woodwind and brass instruments. Sales of woodwind and brass instruments accounted for 67% of our band division revenue in 2007.

We sell our woodwind and brass products under the brand names Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Holton, Martin, Yanagisawa, Vito, Emerson, Avanti, Noblet, Artley, and Benge. Suggested retail prices generally range from $300 to $2,400 for student instruments and from $1,000 to $12,000 for intermediate and professional instruments. We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics. We believe that specialization of products helps maintain a competitive edge in quality and product design. Our specialized woodwind and brass instruments sell for up to $29,000.

We are the exclusive U.S. distributor for Yanagisawa saxophones and Selmer Paris saxophones, clarinets and trumpets. The Selmer Paris saxophone is the best selling professional saxophone in the world. Selmer Paris, in turn, has exclusive distribution rights to some of our brass instruments in France.

Percussion Instruments – We manufacture, source, and distribute acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, and chimes. We manufacture percussion products in North Carolina and Illinois under the Ludwig and Musser brand names. Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products. Suggested retail prices range from $400 to $5,300 for acoustical drum outfits and from $1,000 to $16,000 for tuned percussion instruments, with specialized tuned instruments purchased by symphonies and orchestras selling for up to $22,000. Sales of percussion instruments accounted for 14% of our band division revenue in 2007.

String Instruments – We distribute violins, violas, cellos, and basses. Products are sold under the brand names Glaesel, Scherl & Roth, and William Lewis & Son. Suggested retail prices generally range from $160 to $3,200 for student instruments and from $1,100 to $4,800 for intermediate and advanced instruments, with specialized instruments selling for up to $14,000. Components are primarily imported from Europe and Asia and adjusted at our factory in Ohio. Sales of string instruments accounted for 2% of our band division revenue in 2007.

Accessories – We manufacture mouthpieces and distribute accessories such as music stands, batons, mallets, straps, mutes, reeds, pads, chin rests, strings, bows, cases and instrument care products. Sales of accessories accounted for 16% of our band division revenue in 2007.

Customers

Piano Segment

Most of our piano sales are to individuals, both professional artists and amateur pianists. A majority of our Boston and Essex customers are between 35 and 45 years old and have an intermediate level of musical skill. They hold graduate degrees and report annual household income over $100,000. Our Steinway & Sons customers are slightly older, between 40 and 50 years old, and have an advanced level of musical skill. They also hold graduate degrees but report income over $300,000.

We also sell pianos to institutions such as concert halls, conservatories, colleges, universities and music schools. Approximately 20% of pianos sold in 2007 were to institutional customers. We have developed the “All-Steinway School” program to focus on increasing piano sales to music schools, as this market segment is typically less sensitive to economic cycles. Institutions can earn the “All-Steinway School” designation by owning essentially all Steinway-designed pianos, enabling them to provide their students and faculties with the best instruments possible for the study of music, from the practice room to the recital hall. The number of “All-Steinway Schools” grew 25% in 2007, to 85 schools and conservatories worldwide.

Market size and volume trends are difficult to quantify for international piano markets, as there is no single source for worldwide sales data. Outside the United States, our strongest market shares are in Germany, Austria, Switzerland, the United Kingdom, France, and Italy. We believe that we hold an average grand piano market share of approximately 18% in these countries. We also continue to expand our business in former Eastern Bloc countries where we doubled our unit sales in 2007.

Outside of the United States, China is currently the second largest grand piano market in the world. With our three piano lines, we believe our market share of grand piano units is currently 5% in China. Our unit sales in China more than doubled in 2007 and we expect a large portion of our long-term growth to come from this market.

In 2007, our piano sales had the following geographic breakdown based on customer location: approximately 47% in the United States, 31% in Europe, 7% in Japan, 5% in China, and the remaining 10% primarily in other Asian countries. Our largest piano dealer accounted for approximately 4% of piano sales in 2007, while the top 15 accounts represented 29% of piano sales.

Band Segment

Band & orchestral instruments are sold to student, amateur and professional musicians, and institutions. The majority of our instruments are purchased or rented from dealers by students enrolled in music education programs in the United States. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to intermediate or professional level instruments in high school or college. We estimate that approximately 80% of our domestic band sales are generated through educational programs. The remaining domestic band sales are to amateur or professional musicians or performing groups, including orchestras and symphonies. Student level instruments accounted for approximately 65% of band & orchestral unit sales and approximately 35% of instrument revenues in 2007, with intermediate and professional instruments representing the balance.

Historically, over 80% of our band sales have been in the United States. We believe that the Asian and European markets present significant opportunities for growth due to the quality of our instruments and the strength of our brand names.

In 2007, approximately 76% of band sales were in the United States, 11% in Europe and the remaining 13% primarily in Japan and Canada. Our largest group of band dealers under common control accounted for approximately 13% of band sales in 2007, while the top 15 accounts represented approximately 41% of band sales.

Sales and Marketing

Piano Segment

We distribute our pianos worldwide through nearly 220 independent dealers who operate approximately 350 showrooms. We also sell our pianos through nine company operated retail showrooms: four in the United States and five in Europe. We have subsidiaries and dealers in both Japan and China that provide direct access to the growing Asian piano market. Sales to dealers accounted for approximately 75% of piano segment revenue in 2007. The remaining 25% was generated from sales made directly by us at one of our nine company operated retail showrooms.

We employ district sales managers whose responsibilities include developing close working relationships with piano dealers. These highly experienced professionals provide dealers with sales training and technical support, and develop sales and marketing programs for the consumer and institutional markets. These sales managers are also responsible for promoting the Steinway Artist Program.

Steinway Artist Program – Steinway Artists are world-class pianists who voluntarily endorse Steinway & Sons by selecting the Steinway piano. Our Steinway Artist program is unique in that we do not pay artists to endorse our instruments. To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano. We use these renowned artists in our marketing programs to help reinforce recognition of the Steinway brand name and its association with quality. The Steinway Artist Program currently includes more than 1,400 of the world’s finest pianists who perform on Steinway pianos. In return for their endorsements, Steinway Artists are provided with access to the Concert and Artist Piano Bank.

Concert and Artist Piano Bank – To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank. The Piano Bank includes approximately 430 instruments worldwide. Of these instruments, approximately 320 are located in the United States. In New York City alone, the Piano Bank includes approximately 150 instruments available for various occasions. The remaining domestic-based pianos are leased to dealers around the country who actively support the Steinway Artist program. The Piano Bank promotes our instruments in the music industry and provides management with continual feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist. The Piano Bank instruments are generally sold after four or five years and replaced with new pianos.

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

As part of our band director outreach and support strategy, we have developed Conn-Selmer Institute (“CSI”). Originally created to help graduating music education majors transition into teaching careers, we have expanded CSI to include a program for experienced music educators who want a refresher course. We also have an educational director who travels extensively, lecturing and motivating students, educators and parents on the value of music in a child’s development. We believe that our well-established, long-standing relationships with influential music educators are an important component of our distribution strategy and that our CSI efforts will further enhance these relationships.

To reach international markets, we primarily sell our instruments through distributors. We recently reorganized our international sales staff to include regional sales directors who have more direct contact with our customers overseas. We currently have sales directors in Europe, Latin America and Asia.

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

Competition

Piano Segment

Steinway & Sons Pianos – The level of competition our pianos face depends on the market definition. Steinway & Sons pianos hold a unique position at the top end of the grand piano market, both in terms of quality and price. While there are many makers of pianos, only a few compete directly with our Steinway brand. Other manufacturers of primarily higher priced pianos include Bösendorfer and Fazioli.

Because Steinway pianos are built to last for generations, we believe used Steinways are the primary competition in our market segment. It is difficult to estimate the significance of used piano sales, since most are conducted in the private aftermarket. However, we have increased our emphasis on restoration services and the procurement, refurbishment and sale of used Steinway pianos to help us mitigate the impact of these aftermarket sales on our piano business.

Boston and Essex Pianos – While our mid-priced pianos compete with brands such as Baldwin and Schimmel, our primary competition has been from Japanese, Korean and Chinese manufacturers such as Kawai, Yamaha, Young Chang, and Pearl River. By working with manufacturers in the same geographic areas, we have been able to enjoy labor costs and manufacturing efficiencies similar to those of our primary competitors while offering consumers the added benefit of pianos designed by Steinway & Sons.

In recent years, piano manufacturing in China has been growing at a rapid pace. While the vast majority of the production continues to be upright pianos, Chinese manufacturers have begun producing low-priced, smaller grand pianos. In 2005, we established an OEM relationship with Pearl River Piano Group, the largest piano manufacturer in China, to build pianos for our Essex line. In June of 2006, we successfully re-launched our Essex line, introducing several new Essex models in a variety of finishes. We now offer pianos priced in a considerably more competitive price range than previously available, bringing a good measure of Steinway design benefits to a wider reach of consumers.

Band Segment

We are the largest domestic producer of band & orchestral instruments. We have leading market shares with many of our professional level instruments. Yamaha, a Japanese corporation, is our largest competitor. New entrants into the domestic market generally experience difficulty competing due to the need for both brand recognition and an effective distribution system.

Due to the growth of offshore manufacturers, competition for sales of student level instruments in the United States has intensified in recent years. These producers benefit from low labor costs, enabling them to offer instruments at highly competitive prices. It is difficult to quantify the impact of imported musical instruments since the majority of offshore manufacturers do not report data through industry channels.

Patents and Trademarks

Steinway & Sons pioneered the development of the modern piano with over 125 patents granted since our founding. While we have several patents effective and pending in the United States and in several foreign countries, we do not believe our business is materially dependent upon any single patent.

We also have some of the most well-known brand names in the music industry. Our piano trademarks include Steinway, Steinway & Sons, the Lyre design, Boston, Heirloom Collection, Crown Jewel Collection and Essex. Our band & orchestral trademarks include Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Ludwig, Musser, Holton, Vito, Glaesel, Scherl & Roth, Emerson, William Lewis & Son, Martin, and Benge. We consider our trademarks to be important and valuable assets. It is possible that the termination, expiration or infringement of one or more of our trademarks may have an adverse effect on our business, depending on the trademark and the jurisdiction. Accordingly, we maintain trademark registrations in appropriate jurisdictions on an ongoing basis and vigorously pursue any infringement by competitors.

Raw Materials, Component Parts, and Sourced Products

Our raw materials consist primarily of metals and woods. The majority of these materials is sourced from the Americas, with the balance coming from Europe, Asia and Africa. We manufacture our own piano plates and keys to ensure availability of these component parts. Component parts for string and percussion instruments are imported from Europe and Asia. We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2008 or in the future.

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

Labor

As of December 31, 2007, we employed 2,226 people, consisting of 1,615 hourly production workers and 611 salaried employees. Of the 2,226 employees, 1,646 were employed in the United States and the remaining 580 were employed primarily in Europe.

Approximately 50% of our workforce in the United States is represented by labor unions. On April 1, 2006, our labor contract with employees at our brass instrument manufacturing facility in Elkhart, Indiana expired. These employees, who are represented by Local 364 of the United Auto Workers (UAW), have been on strike since that time. By the end of 2006, we had hired our desired number of permanent replacement workers for this facility. In November of 2007, the employees voted on a petition to decertify the UAW as the exclusive bargaining representative at the plant. In December, the National Labor Relations Board Regional Office held a hearing to determine eligibility of certain ballots which had been challenged during the vote. While the hearing officer sustained the vast majority of our challenges, each side is expected to file exceptions to some of the rulings. We cannot speculate as to when the National Labor Relations Board in Washington will issue a final ruling. Members of Local 364 are not included in our workforce statistics below.

The following table indicates the union representation and the current status of our collective bargaining agreements in the United States:

Location	Union affiliation	Type of manufacturing	Number of employees	Agreement expiration
Elkhorn, WI	International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers & Helpers	Band instruments	62	July 20, 2008
LaGrange, IL	Carpenters	Percussion instruments	33	November 21, 2009
New York, NY	United Furniture Workers	Pianos	423	December 31, 2009
Springfield, OH	Glass, Molders, Pottery, Plastics & Allied Workers	Piano plates	33	November 8, 2010
Eastlake, OH	United Auto Workers	Band instruments	240	February 15, 2011
Elkhart, IN	United Auto Workers	Band instrument warehouse	13	March 31, 2012

In Germany, the workers’ council represents all employees other than management. Nevertheless, most employment contract conditions are settled in collective bargaining agreements made between various trade unions and the employer organizations to which we belong. Our current agreement expires on November 30, 2009. We believe that relations with our employees and these unions are generally good.

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

Our Steinway pianos currently compete with brands sold by Bösendorfer and Fazioli, which primarily produce and market pianos at the high end of the market. Because of the potential savings associated with buying a used instrument, as well as the durability of the Steinway piano, a relatively large market exists for used Steinway pianos. It is difficult to estimate the significance of used piano sales, because most are conducted in the private aftermarket. However, we believe that used Steinway pianos provide the most significant competition in the high end piano market.

While our mid-priced pianos compete with brands such as Baldwin and Schimmel, our primary competition in this market segment has been from Japanese, Korean, and Chinese manufacturers such as Kawai, Yamaha, Young Chang, and Pearl River. By working with manufacturers in the same geographic areas, our labor costs and manufacturing efficiencies are similar to those of our primary competitors. Also, with certain limited exceptions, we allow only Steinway dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway line.

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

Economic downturns and changes in consumer preferences could adversely affect our business

Our business is subject to a number of general economic factors, many of which are out of our control, that may, among other things, result in a decrease in sales and net income. Sales of musical instruments are dependent in part upon discretionary consumer spending, which may be affected by general economic conditions. For example, Steinway, which represents more than half of our net sales, sells a relatively small number of Steinway & Sons grand pianos each year (2,994 in 2007). Given the small number of pianos we sell, even a slight decrease in sales could adversely affect our profitability. Band & orchestral sales are also dependent upon the continued interest of school-aged children in playing musical instruments. Any decrease in consumer spending or reduction in school-aged children’s interest in music could result in decreased sales, which could adversely affect our business and operating results. Furthermore, terrorist activities, war or other armed conflict involving the United States or its interests abroad may result in a downturn in the U.S and global economies, thus reducing spending on luxury goods and may exacerbate the risks to our business.

We could be subject to work stoppages or other business interruptions as a result of our unionized work force

A significant portion of our hourly employees are represented by various union locals and covered by collective bargaining agreements. These agreements contain various expiration dates and must be renegotiated upon expiration. If we are unable to negotiate any of our collective bargaining agreements on satisfactory terms prior to expiration, we could experience disruptions in our operations. On April 1, 2006, our labor contract with employees at our brass instrument manufacturing facility in Elkhart, Indiana expired. These employees, who are represented by Local 364 of the United Auto Workers (UAW), have been on strike since that time. However, we have been staffed with permanent replacement workers at this facility since the end of 2006. Nevertheless, any future prolonged work stoppage or delay in renegotiating collective bargaining agreements at another facility could have a material adverse effect on our operations.

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

We experience inherent concentration of credit risk in our accounts receivable

We establish reserves for accounts receivable and notes receivable. We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates. Historically, a large portion of our sales have been generated by our top 15 customers. As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which characteristically has the majority of our consolidated accounts receivable balance. We consider the credit health and solvency of our customers when developing our receivable reserve estimates. Historically, our bad debt expense has been low. However, two of our significant customers filed for bankruptcy in 2006, causing us to incur a significant increase in bad debt expense. If our customers fail to pay a significant portion of outstanding receivable balances, it could have a negative impact on our results of operations.

We may be unable to successfully integrate acquisitions of related companies into our business

We have historically acquired other businesses whose operations or product lines complement our existing business. We continually explore new opportunities to enter into business combinations with other companies in order to maintain and grow our revenues and market presence. These potential transactions with other companies create risks such as difficulty in assimilating the personnel, customers, technology, products and operations with our personnel, customers, technology, products and operations; disruption of our ongoing business, including loss of management focus on existing businesses; and impairment of relationships with existing executives, employees, customers and business partners. In addition, we may not be able to identify suitable candidates for these transactions or obtain financing or otherwise make these transactions on acceptable terms. Furthermore, the benefits that we anticipate from these potential transactions may not develop as expected and we cannot be sure that we will recover our investment in any such strategic transaction.

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

Our operations may subject us to liabilities for environmental matters, the costs of which could be material

Our manufacturing operations involve the use, handling, storage, treatment and disposal of materials and waste products that may be toxic or hazardous. Consequently, we are subject to numerous federal, state and local environmental laws and regulations, specifically those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties contaminated by hazardous substances. Many environmental laws impose strict, retroactive, joint and several liability broadly upon owners and operators of properties, including with respect to environmental matters that occurred prior to the time the party became an owner or operator. In addition, we may have liability with respect to third-party sites to which we sent wastes for disposal in the past. Our potential liability at any of these sites is affected by many factors including, but not limited to, the method of remediation, our portion of the hazardous substances at the site relative to that of other responsible parties, the number of responsible parties, the financial capabilities of other parties, and contractual rights and obligations.

We have obligations and liability with respect to the remediation of current and former properties and third-party waste disposal sites. The liabilities and obligations in some cases are covered by indemnification agreements and we have accrued liabilities for sites where the liability is probable and can be estimated. We cannot guarantee the indemnitors will continue to fund the cleanup liability or that the actual costs of cleanup will not exceed our present accruals. Furthermore, we may be required to fund additional remedial programs in connection with other current, former or future facilities.

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

Our foreign operations are exposed to risks associated with foreign regulations, exchange rate fluctuations, trade restrictions and political, economic and social instability

We manufacture, market and distribute our products worldwide. As a result, we are subject to the risks normally associated with foreign operations. For example, foreign regulations may limit our ability to produce and sell some of our products or repatriate profits to the United States. In addition, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. Our operations may also be negatively impacted by political, economic and social instability in foreign countries in which we operate. We are also exposed to risks associated with foreign currency fluctuations. A strengthening of the U.S. dollar, the Japanese yen, the British pound, the Chinese yuan or the euro relative to each other or other foreign currencies could have a negative impact on us. Although we sometimes engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be sure that these fluctuations will not have an adverse effect on us. Sales outside the United States accounted for approximately 40% of our net sales in 2007.

The requirements of complying with the Sarbanes-Oxley Act may strain our resources and distract management

As a public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act. Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures, corporate governance standards, and internal controls over financial reporting. Although we devote significant time and resources to ensure ongoing compliance with the reporting requirements of Sarbanes-Oxley, we can give no assurance that we will continue to meet these requirements in the future or that reportable conditions or material weakness in our internal controls and procedures may not arise despite our best efforts to prevent them. While we have taken and continue to take all steps necessary to comply with Sarbanes-Oxley, including maintaining effective internal controls, our failure to meet the requirements of Sarbanes-Oxley could negatively impact our business, financial condition and results of operations. In addition, the effort to comply with these obligations may divert management’s attention from other business concerns.

Messrs. Kirkland and Messina exercise significant control over us, which could adversely affect investors

Mr. Kyle R. Kirkland, Chairman of the Board, and Mr. Dana D. Messina, Chief Executive Officer, hold in the aggregate 100% of our Class A common stock, representing approximately 85% of the voting power of our Company’s capital stock. So long as Messrs. Kirkland and Messina continue to hold a majority of the voting power, they will be able, acting together, to exercise a controlling influence over our Company, including with respect to the composition of our board of directors and, through it, the direction and policies of the Company. We cannot assure that Messrs. Kirkland and Messina will not pursue other business interests that will conflict with investors’ interests.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York City. The remaining Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure our debt.

The following table lists our significant owned and leased facilities:

Location	Owned/ Leased	Approximate Floor Space (Square Feet)	Type of Facility and Activity Performed
Long Island City, NY	Owned	450,000	Piano manufacturing; restoration center; administrative offices
New York, NY	Owned	217,000	Piano retail store/showroom; office rental property
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices
	Leased	6,000	Piano retail store/showroom
Munich, Germany	Leased	15,000	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Remscheid, Germany	Leased	25,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	22,000	Piano warehouse/showroom/workshop
London, England	Leased	10,000	Piano retail store/showroom
	Leased	6,000	Piano workshop/storage
Tokyo, Japan	Leased	9,000	Piano selection center; warehouse
	Leased	2,000	Administrative offices
Eastlake, OH	Owned	160,000	Brass instrument manufacturing
Elkhart, IN	Owned	150,000	Brass instrument manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Elkhorn, WI	Owned	58,000	Brass instrument manufacturing
Kenosha, WI	Owned	95,000	Woodwind manufacturing; warehouse (to be closed 2008)
LaGrange, IL	Owned	35,000	Percussion instrument manufacturing
Monroe, NC	Leased	154,000	Drum and case manufacturing
Cleveland, OH	Leased	62,000	String instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse
LaCouture Boussey, France	Owned	32,000	Woodwind manufacturing

We spent $5.0 million for capital improvements in 2007 consisting primarily of software and computer system implementations and upgrades, machinery and production equipment, and plant and facility improvements. We expect capital spending in 2008 to be in the range of $5.0 to $7.0 million, relating to similar items.

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

Environmental Matters

We are required to comply with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties contaminated by hazardous substances, including chlorinated solvents. Our operations are subject to environmental laws and regulations that require us to obtain and maintain permits from regulatory authorities. Non-compliance with environmental laws and regulations or the permits we have been issued could give rise to significant fines, penalties and other costs. We currently do not expect to incur material expenditures relating to environmental compliance in 2008.

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

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”). When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008; however, we cannot assure investors that it will continue to do so in the future. Four matters covered by the Environmental Indemnity Agreement are currently pending. Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs. On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois. Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement. At the fourth site, which is a third-party waste disposal site, four Conn-Selmer predecessor entities are among the potentially responsible parties (“PRP”) group. The PRP group has recently entered into a Consent Order with the EPA, the site owners, and the largest contributor. For two of the Conn-Selmer predecessor entities, which were previously owned by Philips, this matter was tendered to Philips pursuant to the Environmental Indemnity Agreement. Philips is a party to the Consent Order and has paid its share of the liability. The four Conn-Selmer predecessor entities paid approximately $0.1 million in 2006 and settled this claim except for the possibility of a contingent remedial action, should any additional environmental issues be discovered. We believe the likelihood of a contingency assessment to be remote and, our share of the liability, if any, would not be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000. We estimate our costs, which approximate $0.8 million, over a 13-year period. We have accrued approximately $0.6 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
2008	$61
2009	61
2010	61
2011	61
2012	61
Thereafter	484
Total	$789

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.1 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. In 2007, we reduced this receivable to $2.1 million based on the current estimated costs of remediation. We have reached an agreement with Grenadilla whereby environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.  Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Ordinary common stock is traded on the New York Stock Exchange (“NYSE”) under the “LVB” symbol. On May 23, 2007, we submitted an unqualified certification to the NYSE regarding our compliance with NYSE corporate governance listing standards as of the date of certification. The following table sets forth, for the periods indicated, the high and low share prices of our Ordinary common stock as reported on the NYSE.

Year Ended December 31, 2007	High	Low
First Quarter	$36.85	$29.99
Second Quarter	39.23	31.22
Third Quarter	36.51	28.83
Fourth Quarter	31.95	26.95

Year Ended December 31, 2006	High	Low
First Quarter	$34.90	$25.45
Second Quarter	33.50	23.71
Third Quarter	29.18	22.50
Fourth Quarter	32.50	26.86

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

Holders of Record – As of March 11, 2008, there were 2,686 beneficial shareholders of our Ordinary common stock and two holders of record of the Class A common stock.

Dividends – Prior to 2006, we were restricted by the terms of our domestic credit facility and indenture relating to our 8.75% Senior Notes from paying cash dividends on our common stock. During 2006 we restructured our debt agreements. Under our new domestic credit facility agreement, and our 7.00% Senior Note indenture, we are permitted, within certain limitations, to pay cash dividends on our common stock.

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

Performance Graph – The following line graph compares the yearly percentage change in our cumulative total shareholder return on our Ordinary common stock for the period from December 31, 2002 to December 31, 2007, to the cumulative total return for the Russell 2000 Stock Index (“Russell

2000”) and the cumulative total return for a peer group (“Peer Group”) consisting of La-Z-Boy, Inc., Harley-Davidson, Inc., Callaway Golf Company, and Fleetwood Enterprises. Guitar Center, Inc., which was previously in the Peer Group, was replaced by La-Z-Boy, Inc. due to its acquisition by a private company.

The Peer Group was selected by management based on the status of each as a manufacturer and/or distributor of consumer goods in the luxury, leisure, furniture, or musical instrument categories. The performance graph assumes a $100 investment on December 31, 2002 in each of our Ordinary common stock, the Russell 2000, and the common stock of the Peer Group. Steinway Musical Instruments, Inc. is included in the Russell 2000. Total shareholder return for Steinway Musical Instruments, Inc., as well as the Russell 2000 and the Peer Group, is based on the cumulative amount of dividends for a period (assuming dividend reinvestment) and the difference between the share price at the beginning and at the end of the period.

	December 31,
	2002	2003	2004	2005	2006	2007
Steinway Musical Instruments, Inc.	$100.00	$151.81	$177.87	$156.79	$190.84	$187.89
Russell 2000	$100.00	$150.33	$170.08	$175.73	$205.61	$199.96
Old Peer Group	$100.00	$128.49	$168.24	$153.34	$166.16	$—
New Peer Group	$100.00	$105.71	$114.12	$101.43	$116.33	$87.50

Issuer Purchases of Equity Securities – There was no common stock repurchased or sales of unregistered securities for the fourth quarter ended December 31, 2007.

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plans and our Stock Plans, which are described in Note 12:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:

1996 Stock Plan	417,876	$21.16	—
2006 Stock Plan	126,700	$32.44	873,300
2006 Purchase Plan	10,441	$28.73	363,307

Total	555,017	$23.88	1,236,607

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for each of the five years in the period ended December 31, 2007, as derived from our audited financial statements. The table should be read in conjunction with our Consolidated Financial Statements, including the footnotes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report, as well as previously filed Annual Reports on Form 10-K.

(In thousands except share and per share data)

Years Ended December 31,	2007	2006 (1)	2005	2004 (2)	2003 (3)
Income statement data:
Net sales	$406,314	$384,620	$387,143	$375,034	$337,220
Gross profit	123,486	107,407	111,534	109,133	92,553
Income from operations	35,202	18,378	34,837	34,241	22,824
Net income (loss)	15,410	(668)	13,792	15,867	9,698
Earnings (loss) per share
Basic	$1.81	$(0.08)	$1.71	$1.97	$1.09
Diluted	$1.78	$(0.08)	$1.67	$1.91	$1.09

Weighted average shares:
Basic	8,521,700	8,303,770	8,069,721	8,046,256	8,924,578
Diluted	8,647,300	8,303,770	8,265,234	8,304,066	8,925,672

Balance sheet data (at December 31):
Cash	$37,304	$30,409	$34,952	$27,372	$42,283
Current assets	285,729	282,678	295,731	308,761	288,270
Total assets	457,678	447,175	455,655	477,545	445,665
Current liabilities	66,986	66,048	71,881	72,893	61,304
Total debt	176,266	178,411	204,692	221,208	196,602
Stockholders’ equity	163,779	158,001	148,830	145,553	152,635

Other financial data:
Capital expenditures	$4,967	$5,549	$5,004	$5,186	$5,462
Cash dividends declared per common share	$3.00	$—	$—	$—	$—

Margins:
Gross profit	30.4%	27.9%	28.8%	29.1%	27.4%
Operating	8.7%	4.8%	9.0%	9.1%	6.8%

(1)          In 2006, our results were adversely affected by a significant increase in our provision for doubtful accounts, which resulted from the bankruptcy filings of two large band division customers; the loss on extinguishment of debt of $9.7 million; and the strike at our Elkhart, Indiana brass instrument manufacturing facility. These items are described more fully in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)          In 2004, our results were positively impacted by the acquisition of Leblanc. This acquisition is described more fully in our Annual Report on Form 10-K for the period ended December 31, 2004.

(3)          In 2003, our results were adversely affected by strikes at two of our band segment plants which resulted in lower sales and $1.3 million in unabsorbed overhead and lost profit; facility rationalization charges of $5.9 million, comprised of $1.7 million in severance costs, $1.2 million in inventory write-down charges, $3.0 million in asset impairment charges; and $1.9 million in payments associated with expired labor contracts. These events are described more fully in our Annual Report on Form 10-K for the period ended December 31, 2003.

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

Piano Segment – Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts. The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales. Given the total number of these pianos that we sell in any year (2,994 sold in 2007), a slight change in units sold can have a material impact on our business and operating results. Our results are also influenced by sales of Boston and Essex pianos, which together represented almost 70% of total piano units sold but just over 20% of total piano revenues in 2007. Our Boston piano line and many of our Essex piano models are sourced from Asia by single manufacturers. The ability of these manufacturers to produce and ship products to us could impact our business and operating results. A breakdown of sales by our divisions and their geographic location can be found in Note 17 to the financial statements. In 2007, our piano sales had the following geographic breakdown based on customer location: approximately 47% in the United States, 31% in Europe, 7% in Japan, 5% in China, and the remaining 10% primarily in other Asian countries. For the year ended December 31, 2007, our piano segment sales were $235.2 million, representing 58% of our total revenues.

Piano Outlook for 2008 – Overall, we expect a relatively stable year for our piano segment with respect to sales and gross profit. Similar to 2007, we anticipate a challenging market domestically, and solid overseas results. However, the continued strengthening of the euro could have an adverse impact on international sales. We intend to focus on reducing existing inventory levels, developing our distribution structure in China, and implementing various manufacturing improvement initiatives in the upcoming year. We currently have sufficient, but not excessive, manufacturing capacity to meet anticipated or increased demand.

Band Segment – Our student band instrument sales are influenced by trends in school enrollment, general attitudes toward music and the arts, and our ability to provide competitively priced products to our dealer network. Management estimates that 80% of our domestic band sales are generated through educational programs; the remainder is to amateur or professional musicians or performing groups, including symphonies and orchestras.

Recently, our sales growth has been tempered by dealer consolidations in the marketplace. However, since industry data indicates that retail sales of band instruments remain strong, we expect orders to approach a more normal volume towards the end of 2008 as the dealers work through excess inventory.

With respect to sourced products, in recent years we expanded our offerings to include quality, competitively priced instruments that have our brand names and are built to our specifications. Our product offerings are tailored to the needs of traditional school music dealers who provide full-service rental programs to beginning band students, as well as music retailers and e-commerce dealers selling directly to end consumers from their stores or through the Internet. We believe our product offerings have helped us remain competitive at various price points and will continue to do so in the future.

In 2007, beginner instruments accounted for approximately 65% of band & orchestral unit shipments and approximately 35% of band instrument revenues, with intermediate and professional instruments representing the balance. In 2007, approximately 76% of band sales were in the United States, 11% in Europe and the remaining 13% primarily in Japan and Canada. For the year ended December 31, 2007, our band sales were $171.1 million, representing 42% of our total revenues.

Band Outlook for 2008 – We are entering 2008 with backorders for some products made at our Elkhart, Indiana brass instrument manufacturing facility, as well as certain sourced products. We expect to close our Kenosha, Wisconsin woodwind manufacturing facility in mid-2008, and incorporate its manufacturing processes into our remaining woodwind facility. This will cause short-term disruption in our Elkhart, Indiana woodwind plant and result in some margin deterioration as we will be unable to produce at maximum efficiency while new and existing employees are trained to manufacture these products. However, we expect minimal disruption in availability of woodwind products during this transition period. Barring any changes in our dealer network or orders in the current year, we expect improved revenue and stable margins towards the end of 2008.

Inflation and Foreign Currency Impact – Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

Sales to customers outside the United States represented 41% of consolidated sales in 2007. We record sales in euro, Japanese yen, British pounds, and Chinese yuan. In 2007, we generated 76% of our international sales through our piano segment. Foreign exchange rate changes impacted sales favorably by approximately $8.0 million in the current year. Although currency fluctuations affect international sales, they also affect cost of sales and related operating expenses. Consequently, they generally have not had a material impact on operating income. We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division. We do not purchase currency-related financial instruments for purposes other than exchange rate risk management.

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

In 2005, we were unable to utilize approximately one third of the foreign tax credits generated during the year, which we reserved at 50%, as the American Jobs Creation Act of 2004 extended the foreign tax credit carryforward period. This, coupled with the income generated in higher rate jurisdictions such as Germany, resulted in a tax rate of 37.3% .

In 2006, we were unable to utilize any of the foreign tax credits generated in the current period as we incurred a loss from operations subject to U.S. tax due to our debt restructuring costs and the strike at one of our brass instrument plants. Based on the extended carryforward period, the impact of an anticipated reduction in the German tax rates in 2008, and other tax planning strategies, we recognized the full benefit for the excess foreign tax credits generated in the current year. The overall effective tax rate of (75.3%) in 2006 differs from the statutory rate primarily due to foreign taxes that are not creditable against U.S. taxes, permanent differences between book and tax income and expenses, and state taxes. The overall effective rate is also a function of the insignificant level of loss before income taxes, for which a small change in any amount results in a large percentage change in effective tax rate.

In 2007, we recognized a benefit of approximately $0.3 million due to the reduction in German tax rates and were able to use a majority, but not all, of our foreign tax credits. We carried forward $1.7 million of credits, and recognized the full benefit for the excess foreign tax credits generated. However, our rate was adversely impacted by approximately $0.6 million of taxes, penalties, and interest associated with uncertain tax positions. Accordingly, our overall effective tax rate was 39.5% in 2007. Excluding the impact of any addition to or resolution of uncertain tax positions, we anticipate an overall effective tax rate of approximately 40% for 2008.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

	For the years ended December 31,				Change
	2007		2006		$	%

Net sales
Band	$171,124		$170,426		698	0.4
Piano	235,190		214,194		20,996	9.8
Total sales	406,314		384,620		21,694	5.6

Cost of sales
Band	136,870		138,745		(1,875)	(1.4)
Piano	145,958		138,468		7,490	5.4
Total cost of sales	282,828		277,213		5,615	2.0

Gross profit
Band	34,254	20.0%	31,681	18.6%	2,573	8.1
Piano	89,232	37.9%	75,726	35.4%	13,506	17.8
Total gross profit	123,486		107,407		16,079	15.0
	30.4%		27.9%

Operating expenses	85,842		79,879		5,963	7.5
Provision for doubtful accounts	2,442		9,150		(6,708)	(73.3)
Total operating expenses	88,284		89,029		(745)	(0.8)

Income from operations	35,202		18,378		16,824	91.5

Other income, net	(59)		(2,170)		2,111	(97.3)
Loss on extinguishment of debt	—		9,674		(9,674)	(100.0)
Net interest expense	9,771		11,255		(1,484)	(13.2)

Income (loss) before income taxes	25,490		(381)		25,871	(6,790.3)

Income tax provision	10,080	39.5%	287	(75.3)%	9,793	3,412.2

Net income (loss)	$15,410		$(668)		16,078	(2,406.9)

Overview – By the end of 2007 our band business recovered from the strike at our Elkhart, Indiana brass instrument manufacturing facility, as production of intermediate and professional level instruments surpassed pre-strike levels. This beneficially impacted revenues and gross margins. However, the sales and margin improvements were partially offset by reduced order volumes caused by dealer consolidations.

Despite a slight decrease in domestic piano revenues, our piano division sales improved significantly due to the improved overseas demand for Steinways and the re-launched Essex line of pianos. Piano margins improved, largely due to the increased ratio of overseas product to domestic product sold, as our overseas piano division typically earns higher margins.

Net Sales – Net sales increased $21.7 million, virtually all of which is attributable to piano division performance. Despite the 11% decrease in overall band unit shipments, which was largely due to reduced demand for percussion and string instruments, band revenues increase slightly ($0.7 million) for the year. Sales of intermediate and professional level brass instruments, which are higher priced than student level instruments, caused the revenue improvement. Total piano sales improved $21.0 million to $235.2 million in 2007. Domestic sales deteriorated $1.3 million despite a 17% increase in mid-priced piano shipments, due to a 12% decrease in Steinway grand unit shipments. The increase in Steinway grand unit shipments of 9% and mid-priced piano line shipments of 84% overseas drove a revenue increase of $22.3 million, which includes $8.0 million in foreign currency translation.

Gross Profit – Gross profit improved $16.1 million due to improved sales and margins at both the piano and band divisions. Band gross profit was beneficially impacted by the Elkhart, Indiana brass instrument manufacturing facility’s improved production of intermediate and professional level instruments, which exceeded pre-strike levels by year end. This more than offset the impact of unabsorbed overhead and production variances due to reduced production levels at some of our plants, which we experienced due to dealer consolidations and reduced order volume.

Piano segment gross profit increased $13.5 million primarily due to the improvement in sales. Gross margins benefited from the ratio of overseas division product to domestic product sold, as the overseas divisions typically have higher margins. Domestically, margins improved from 30.5% to 34.5% due to sales of higher margin limited edition pianos and lower-than-anticipated physical inventory adjustments.

Operating Expenses – Operating expenses decreased $0.7 million compared to 2006. Our provision for doubtful accounts decreased from $9.2 million to $2.4 million, but remained higher than normal due to the at-risk receivables of two of our piano division dealers. (In 2006, provision for doubtful accounts was exceptionally high due to the bankruptcy of two large band division customers.) Sales and marketing expenses increased $2.8 million in correlation with revenue. This was largely due to advertising and promotional activities at our overseas divisions, as well as cost associated with the introduction of a limited edition piano by our domestic division. Administrative costs, including legal, overseas bonuses, recruiting and relocation activities, and salaries increased $1.9 million. Other operating expenses increased $1.1 million, partially due to the $0.5 million reserve recorded against a $2.0 million escrowed deposit relating to a terminated asset purchase agreement. We also recognized a $0.1 million write down of property associated with the pending closure of our Kenosha, Wisconsin woodwind instrument manufacturing plant.

Non-operating Expenses – Non-operating expenses decreased $9.0 million largely due to the absence of $9.7 million in loss on extinguishment of debt, which we recorded in 2006 as a result of our Senior Note refinancing and repayment of our term loans. Other income, net decreased $2.1 million due to $1.1 million in legal fees associated with the West 57th Street building, as well as a $0.9 million shift from foreign exchange gains to foreign exchange losses.

Net interest expense decreased $1.5 million compared to 2006. The impact of the $0.9 million decrease in interest income, which was due to lower average cash balances, was more than offset by the $2.4 million decrease in interest expense as a result of our debt restructuring activities in the prior year.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005

	For the years ended December 31,				Change
	2006		2005		$	%

Net sales
Band	$170,426		$183,626		(13,200)	(7.2)
Piano	214,194		203,517		10,677	5.2
Total sales	384,620		387,143		(2,523)	(0.7)

Cost of sales
Band	138,745		146,168		(7,423)	(5.1)
Piano	138,468		129,441		9,027	7.0
Total cost of sales	277,213		275,609		1,604	0.6

Gross profit
Band	31,681	18.6%	37,458	20.4%	(5,777)	(15.4)
Piano	75,726	35.4%	74,076	36.4%	1,650	2.2
Total gross profit	107,407		111,534		(4,127)	(3.7)
	27.9%		28.8%

Operating expenses	79,879		76,273		3,606	4.7
Provision for doubtful accounts	9,150		424		8,726	2,058.0
Total operating expenses	89,029		76,697		12,332	16.1

Income from operations	18,378		34,837		(16,459)	(47.2)

Other income, net	(2,170)		(1,338)		(832)	62.2
Loss on extinguishment of debt	9,674		538		9,136	1,698.1
Net interest expense	11,255		13,645		(2,390)	(17.5)

(Loss) income before income taxes	(381)		21,992		(22,373)	(101.7)

Income tax provision	287	(75.3%)	8,200	37.3%	(7,913)	(96.5)

Net (loss) income	$(668)		$13,792		(14,460)	(104.8)

Overview – In 2006 our band business suffered due to the strike at our Elkhart, Indiana brass instrument plant, which has been ongoing since April 1, 2006, and the bankruptcy filings of two large customers. Although production levels at most of our other facilities were either stable or improved, these events caused both band division sales and gross margins to deteriorate in the current year.

Our piano division sales improved marginally in the United States, and more significantly abroad, as customers reacted favorably to our Essex product re-launch. Piano margins declined slightly due to reduced production at our domestic manufacturing facility in the first half of the year.

Net Sales – Net sales decreased $2.5 million due to an estimated $19.3 million in lower brass instrument sales caused by the strike which began April 1st at one of our Elkhart, Indiana manufacturing facilities. Overall band unit shipments remained stable as a 6% decrease in band units was offset by increases in string and percussion unit shipments. Total piano sales improved $10.7 million to $214.2 million in 2006. Domestic sales increased $2.4 million, despite lower Steinway grand unit shipments, due to the increase in total piano unit shipments of 10%, which was largely attributable to our Essex product re-launch mid-year. Overseas, revenues increased $8.3 million, including $1.2 million attributable to foreign currency translation. This resulted from improved demand for all product lines in both Europe and Asia.

Gross Profit – Gross profit decreased $4.1 million due to band division results for the period. We estimate lost gross profit of $6.5 million on the lost brass instrument sales mentioned above. Band gross profit was also adversely impacted by $3.9 million of unabsorbed overhead at the Elkhart, Indiana brass instrument manufacturing plant, approximately half of which was incurred in the second and third quarters and resulted from the lack of production due to the strike. The remainder was incurred in the fourth quarter and was due to production inefficiencies as we trained replacement workers at that location. Band margins were less affected by atypical charges in the current period. These costs totaled $0.1 million in 2006, compared to $1.6 million in 2005, and arose from the sell through of purchased Leblanc inventory, which was written up to fair value upon acquisition. Improved production at other facilities, such as the Elkhart, Indiana woodwind manufacturing facility, helped mitigate the margin deterioration caused by the strike.

Piano segment gross profit increased $1.7 million due to the increase in piano division sales. However, margins deteriorated slightly from 36.4% to 35.4% primarily due to three weeks of additional plant shutdown at our domestic manufacturing facility, which were taken to control inventory levels.

Operating Expenses – Operating expenses increased $12.3 million, mostly due to the $8.7 million increase in the provision for doubtful accounts, which increased due to bankruptcy filings of two large band division customers in July and November 2006. The remaining increase in operating expenses resulted from band division recruiting and personnel relocation activities of $0.5 million and legal costs of $0.7 million, a large portion of which is attributable to the strike. An increase in bonuses of $0.5 million for the overseas piano divisions and an increase in promotion and sales costs associated with our Essex re-launch of $0.5 million accounted for most of the remaining increase.

Non-operating Expenses – Non-operating expenses increased $5.9 million in 2006 due to the loss on extinguishment of debt of $9.7 million resulting from the refinancing of our 8.75% Senior Notes and the early repayment of our acquisition term loan. This net loss was comprised of premiums paid to bondholders of $7.7 million, the write-off of term loan related deferred financing fees of $1.0 million, and the write-off of bond related deferred financing fees of $2.2 million, which were offset in part by the write-off of bond premium of $1.3 million. We incurred $0.5 million in loss on extinguishment of debt in the prior year period resulting from the repurchase of $8.2 million of our 8.75% Senior Notes and the write-off of the associated deferred financing fees.

Other income, net improved $0.8 million due to a shift of $0.7 million from foreign exchange losses to foreign exchange gains during the period. Net interest expense decreased $2.4 million as a result of $1.2 million increase in interest income, which resulted from interest earned on our higher average cash balance at higher rates during the current period. Lower interest expense of $1.2 million due to our debt refinancing and lower borrowings on our credit facilities also contributed to the net interest expense decrease.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our domestic working capital line, to finance our operations, repay or repurchase long-term indebtedness, finance acquisitions, and fund our capital expenditures. Our overseas divisions, particularly in Asia, are normally in a borrowing position on their lines. These borrowings are likely to be less than $10.0 million at any given time. In 2005 our domestic borrowings peaked at approximately $11.0 million due to seasonal borrowings. In 2006, our domestic borrowings reached $13.9 million, due to the repayment of our term loan in September. In 2007, domestic borrowings peaked at $28.9 million, due to the dividend we issued in March 2007, coupled with seasonal borrowings and the semi-annual interest payment on our bonds.

Cash Flows – Our statements of cash flows are summarized as follows:

For the years ended December 31,	2007	2006	2005

Net income (loss):	$15,410	$(668)	$13,792
Changes in operating assets and liabilities	8,297	8,607	6,324
Other adjustments to reconcile net income (loss) to cash flows from operating activities	10,358	21,281	11,313
Cash flows from operating activities	34,065	29,220	31,429

Cash flows from investing activities	(4,760)	(3,798)	(5,756)

Cash flows from financing activities	(23,217)	(31,978)	(15,860)

In 2007, cash flows from operating activities increased $4.8 million due to the $16.1 million shift from net loss to net income. This more than offset the decrease in non-cash adjustments which are added back to cash flows from operating activities. These adjustments were abnormally high in the prior year due to the large provision for doubtful accounts and the loss on extinguishment of debt. Cash provided by inventory decreased $2.9 million, as we continue to carry excess inventory at our domestic piano division.

In 2006, cash flows from operating activities, which decreased $2.2 million, were impacted by many factors. While the decrease in net income was the largest factor, that amount included many expense items which are added back in adjustments to cash flows from operating activities. Cash provided by inventory increased $2.2 million due to increased piano sales combined with reduced production at our Elkhart brass instrument facility. Cash used by accounts receivable increased $5.8 million due to increased sales and extended payment terms offered as part of the Essex re-launch promotional activities and an increase in our band division aged receivable balance.

Cash flows from operating activities were also impacted by the $1.4 million purchase of securities (which are classified as trading) for our supplemental executive retirement plan (“SERP”). This purchase was funded by the sale of existing SERP securities and is described below. We realized gains of $0.2 million on the sale of these securities. Realized gains on the newly purchased securities were less than $0.1 million for the year ended December 31, 2006.

In 2005, cash flows from operating activities increased $7.6 million despite the increase in cash used for accounts payable of $1.9 million. This improvement was largely due to the increase in cash provided by inventory and receivables of $8.7 million, which resulted from improved management of work-in-process inventory and receivables collections at our band division.

In 2007, cash used for investing activities increased $1.0 million, largely due to the absence of securities sales which occurred in the prior year. In 2006 the use of cash for investing activities decreased $2.0 million as we sold all of the securities in our SERP, which were classified as available-for-sale securities, recognizing $1.4 million in gross proceeds in the period. The remainder of the decrease was due to the absence of acquisition activity in the period, as compared to $2.2 million in 2005. In 2005, cash used for acquisitions was limited to the $2.2 million final purchase price adjustment for Leblanc. Capital expenditures were $5.0 million in 2007, $5.5 million in 2006, and $5.0 million in 2005. (See Capital Expenditures discussion below.)

Despite the $25.2 million dividend payment and $0.9 million less in proceeds from issuance of stock, cash used for financing activities in 2007 decreased $8.8 million because we did not have any debt restructuring activities, as in the prior year. In 2006, cash used for financing activities increased $16.1 million due largely to our debt restructuring activities. We refinanced our bonds, which generated proceeds of $173.7 million, offset by the extinguishment of $166.2 million of our 8.75% Senior Note debt, and the repayment of our acquisition and real estate term loans. Although we had additional proceeds from the issuance of stock of $3.3 million, premiums paid on the extinguishment of debt of $7.7 million and costs related to the bond and domestic credit facility refinancing of $4.6 million caused the increased use of cash in the period. In 2005, cash flows from financing activities decreased $16.9 million due in part to the $4.0 million decrease in proceeds from issuance of stock. In addition, we repaid approximately $1.5 million on our line borrowings in that year, whereas borrowings provided cash of $2.9 million in the prior year. Lastly, in December 2005, we repurchased $8.2 million of our own 8.75% Senior Notes at 105% of face value, which resulted in a use of cash of $8.6 million.

Capital Expenditures – Our capital expenditures consist primarily of software and computer system conversions and upgrades, machinery and production equipment, and plant and facility improvements. We expect capital spending in 2008 to be in the range of $5.0 to $7.0 million, relating to similar items.

Seasonality – Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below. Due to these programs, we have large working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $65 to $70 million in August and September, and lesser requirements when they are at lows of approximately $55 to $60 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules. The following forms of financing are offered to qualified band instrument dealers:

a)              Receivable dating – Payments on purchases made from October through August of the following year are due in October. Dealers are offered discounts for early payment.

b)             Note receivable financing – Dealers that meet certain credit qualifications may convert open accounts to a note payable to us. The note program is offered primarily in October and coincides with the receivable dating program. The terms of the notes generally include payment over a nine to twelve month period with interest ranging from 11.25% to 13.25% (generally 4% to 5% over prime). Interest rates are contingent upon credit ratings and borrowing periods. In certain situations,  we have offered long-term arrangements for up to thirty six months. In most instances, the note receivable is secured by dealer inventories and receivables.

Off Balance Sheet Arrangements – We generally do not provide extended financing arrangements to our piano dealers. To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers. We generally provide no guarantees with respect to these arrangements.

Retail Financing Obligations – Certain of our retail sales overseas were financed by our customers through a local bank under an arrangement that included an obligation on our part to repurchase pianos seized by the bank upon default by the customer. The buyback price is established as a percentage of the original sales price, starting at 80% in the first year and declining to 30% in the fifth year of the loan.

This program ceased in the first quarter of 2003. Nevertheless, because our obligation continues until the bank is paid in full by the customers, our commitment can remain outstanding for up to 8 years which is the maximum term of the consumer loan. Our maximum obligation under this arrangement is estimated to be approximately €0.1 million ($0.2 million at the December 31, 2007 exchange rate). To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote. Accordingly, we have not recognized a liability for this obligation in our financial statements. Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

Pensions and Other Postretirement Benefits – When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension, we used a long-term rate of return on plan assets of 9%, which was developed with input from our actuaries and our investment committee, and is consistent with prior years. We believe that 9% is consistent with the historical long-term return trends on our domestic pension assets and our expectations for future returns. The discount rate utilized for determining future pension and other postretirement benefit obligations for our domestic plans is based on a long-term bond yield curve which matches the expected benefit payment period under the plan. The bonds used receive an AA- or better rating by a recognized rating agency. The discount rate used for December 31, 2007 was 6.30% for our domestic pension plan and 6.20% for our postretirement benefit obligation plan. The rate for December 31, 2006 for both plans was 5.75%.

The discount rates and rates of return on plan assets for our foreign pension and other postretirement benefit plans were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur in the applicable jurisdiction.

Borrowing Activities and Availability –We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”). The Credit Facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75% or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon availability at the time of borrowing. Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets.

Our non-domestic credit facilities provided for borrowings equivalent to $29.6 million as of December 31, 2007. There have been no material changes to our borrowing abilities overseas, and we typically are in a borrowing position of less than $10.0 million at any given time. Our non-domestic credit facilities are discussed more fully in Note 11 to the consolidated financial statements.

At December 31, 2007, our total outstanding indebtedness amounted to $177.3 million, consisting of $175.0 million of 7.00% Senior Notes due March 1, 2014 and $2.3 million of notes payable to foreign banks. Cash interest paid was $13.5 million in 2007, $14.7 million in 2006 and $19.4 million in 2005.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of December 31, 2007 and do not anticipate any compliance issues in 2008. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. We were able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off our seasonal borrowings on our domestic line of credit. Looking forward to 2008, we anticipate that both our piano and band divisions will perform consistently throughout the period. Our intention is to manage accounts receivable, reduce inventory levels, and repay any credit facility borrowings.

We do not have any current plans or intentions that will have a material impact on our liquidity in 2008, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility and non-domestic credit facilities, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2008.

Contractual Obligations – The following table provides a summary of our contractual obligations at December 31, 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$252,862	$14,570	$24,500	$24,500	$189,292
Capital leases	39	16	23	—	—
Operating leases (2)	265,832	4,931	9,280	8,262	243,359
Purchase obligations (3)	26,275	26,255	20	—	—
Other non-current liabilities (4)	38,322	8,510	4,836	4,701	20,275
Total	$583,330	$54,282	$38,659	$37,463	$452,926

Notes to Contractual Obligations:

(1)  Long-term debt represents long-term debt obligations, the fixed interest on our 7.0% Senior Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable December 31, 2007 rates. The nature of our long-term debt obligations is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)  Approximately $251.0 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with Steinway Hall, which is described in Note 13 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3)  Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4)  Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 14 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements, which are described in Note 13 in the Notes to the Consolidated Financial Statements included within this filing. We have not included $2.5 million of uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

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

Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ significantly from those estimates.

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included herein. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies based on the definition above.

Accounts Receivable

        We establish reserves for accounts receivable and notes receivable. We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates. Historically, a large portion of our sales at both our piano and band divisions has been generated by our top 15 customers. As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which characteristically has a majority of our consolidated accounts receivable balance. We consider the credit health and solvency of our customers when developing our receivable reserve estimates.

Inventory

        We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, including a shift from batch processing to single piece production flow, coupled with increased offshore sourcing, could affect our ability to realize the current cost of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We account for our inventory using standard costs. Accordingly, variances between actual and standard costs that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns.

Workers’ Compensation and Self-Insured Health Claims

        We establish self-insured workers’ compensation and health claims reserves based on our trend analysis of data provided by third-party administrators regarding historical claims and anticipated future claims.

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

        We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value. Our assessment is based on several analyses, including a comparison of estimated fair values to our market capitalization and multi-year cash flows.

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

Income Taxes

        We record valuation allowances for certain deferred tax assets related to foreign tax credit carryforwards and state net operating loss carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be fully realized. The ultimate realization of these assets is dependent upon many factors, including the ratio of foreign source income to overall income and generation of sufficient future taxable income in the states for which we have loss carryforwards. When establishing or adjusting valuation allowances, we consider these factors, as well as anticipated trends in foreign source income and tax planning strategies which may impact future realizability of these assets.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate some of our cash flow exposure to foreign currency fluctuations by holding forward foreign currency contracts. These contracts are not designated as hedges for accounting purposes. The contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 2007, a 10% negative change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by $0.1 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current forward rate. However, we would offset any such gains and losses by corresponding losses and gains, respectively, on the related asset or liability.

Interest Risk

Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt. Our revolving loans bear interest at rates that fluctuate with changes in PRIME, LIBOR, TIBOR, and EURIBOR and are therefore sensitive to changes in market interest rates. For the year ended December 31, 2007, a hypothetical 10% increase in interest rates would have increased our interest expense by less than $0.1 million.

Our long-term debt includes $175.0 million of Senior Notes with a fixed interest rate. Accordingly, there would be no immediate impact on our interest expense associated with these Notes due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by approximately $2.8 million as of December 31, 2007.

Item 8.  Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Steinway Musical Instruments, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007, the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006 and SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 17, 2008

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

For the years ended December 31,	2007	2006	2005

Net sales	$406,314	$384,620	$387,143
Cost of sales	282,828	277,213	275,609

Gross profit	123,486	107,407	111,534

Operating expenses:
Sales and marketing	48,393	45,586	45,475
Provision for doubtful accounts	2,442	9,150	424
General and administrative	35,005	33,062	29,200
Amortization	786	812	1,116
Other operating expenses	1,530	419	482
Facility rationalization	128	—	—
Total operating expenses	88,284	89,029	76,697

Income from operations	35,202	18,378	34,837

Other income, net	(59)	(2,170)	(1,338)
Loss on extinguishment of debt	—	9,674	538
Interest income	(3,687)	(4,565)	(3,335)
Interest expense	13,458	15,820	16,980
Total non-operating expenses	9,712	18,759	12,845

Income (loss) before income taxes	25,490	(381)	21,992

Income tax provision	10,080	287	8,200

Net income (loss)	$15,410	$(668)	$13,792

Earnings (loss) per share - basic	$1.81	$(0.08)	$1.71

Earnings (loss) per share - diluted	$1.78	$(0.08)	$1.67

Weighted average shares:
Basic	8,521,700	8,303,770	8,069,721
Diluted	8,647,300	8,303,770	8,265,234

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

 (In Thousands Except Share and Per Share Data)

December 31,	2007	2006

Assets
Current assets:
Cash	$37,304	$30,409
Accounts, notes and other receivables, net	73,131	75,161
Inventories, net	152,451	154,623
Prepaid expenses and other current assets	11,272	12,711
Deferred tax assets	11,571	9,774
Total current assets	285,729	282,678

Property, plant and equipment, net	94,150	95,598
Trademarks	14,119	13,671
Goodwill	32,907	31,481
Other intangibles, net	3,937	4,725
Other assets	18,014	12,988
Long-term deferred tax asset	8,822	6,034

Total assets	$457,678	$447,175

Liabilities and stockholders’ equity
Current liabilities:
Debt	$2,285	$4,595
Accounts payable	12,381	16,805
Other current liabilities	52,320	44,648
Total current liabilities	66,986	66,048

Long-term debt	173,981	173,816
Deferred tax liabilities	15,003	11,754
Pension and other postretirement benefit liabilities	30,093	32,847
Other non-current liabilities	7,836	4,709
Total liabilities	293,899	289,174

Commitments and contingent liabilities

Stockholders’ equity:
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued and outstanding	—	—
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 10,052,704 and 9,943,502 shares issued in 2007 and 2006, respectively, and 8,099,728 and 7,898,052 shares outstanding in 2007 and 2006, respectively	11	10
Additional paid-in capital	94,370	90,266
Retained earnings	112,917	125,711
Accumulated other comprehensive income (loss)	1,773	(10,550)
Treasury stock, at cost (1,952,976 shares of Ordinary common stock in 2007 and 2,045,450 shares of Ordinary common stock in 2006)	(45,292)	(47,436)
Total stockholders’ equity	163,779	158,001

Total liabilities and stockholders’ equity	$457,678	$447,175

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

For the years ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$15,410	$(668)	$13,792
Adjustments to reconcile net income (loss) to cash
flows from operating activities:
Depreciation and amortization	10,477	10,659	11,267
Amortization of bond discount (premium), net	165	98	(252)
Loss on extinguishment of debt	—	9,674	538
Stock-based compensation expense	1,103	1,174	—
Excess tax benefits from stock-based awards	(410)	(431)
Tax benefit from stock option exercises	735	945	170
Deferred tax benefit	(3,925)	(8,127)	(682)
Provision for doubtful accounts	2,442	9,150	424
Purchase of trading securities	—	(1,393)	—
Other	(229)	(468)	(152)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(428)	(845)	4,955
Inventories	4,876	7,730	5,488
Prepaid expenses and other assets	(376)	(4,785)	1,189
Accounts payable	(4,712)	2,261	(503)
Other current and non-current liabilities	8,937	4,246	(4,805)
Cash flows from operating activities	34,065	29,220	31,429

Cash flows from investing activities:
Capital expenditures	(4,967)	(5,549)	(5,004)
Proceeds from sales of property, plant and equipment	207	365	1,415
Proceeds from sale of available-for-sale securities	—	1,386	—
Acquisition of business, net of cash acquired	—	—	(2,167)
Cash flows from investing activities	(4,760)	(3,798)	(5,756)

Cash flows from financing activities:
Borrowings under lines of credit	171,883	79,169	188,844
Repayments under lines of credit	(174,473)	(79,756)	(190,297)
Debt issuance costs	—	(4,638)	—
Proceeds from issuance of debt	—	173,676	—
Repayments of long-term debt	—	(198,205)	(15,763)
Premium paid on extinguishment of debt	—	(7,740)	(407)
Proceeds from issuance of stock	4,150	5,085	1,763
Excess tax benefits from stock-based awards	410	431	—
Dividends paid	(25,187)	—	—
Cash flows from financing activities	(23,217)	(31,978)	(15,860)

Effects of foreign exchange rate changes on cash	807	2,013	(2,233)

Increase (decrease) in cash	6,895	(4,543)	7,580
Cash, beginning of year	30,409	34,952	27,372

Cash, end of year	$37,304	$30,409	$34,952

Supplemental cash flow information:
Interest paid	$13,510	$14,687	$19,437
Income taxes paid	$11,964	$8,243	$11,160

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2005	$10	$81,129	$112,587	$(737)	$(47,436)	$145,553
Comprehensive income:
Net income			13,792			13,792
Foreign currency translation adjustment				(8,377)		(8,377)
Additional minimum pension liability, net				(4,105)		(4,105)
Holding gain on marketable securities, net				34		34
Total comprehensive income						1,344

Exercise of 64,100 options for shares of
common stock		1,244				1,244
Tax benefit of options exercised		170				170
Issuance of 20,663 shares of common stock		519				519

Balance, December 31, 2005	10	83,062	126,379	(13,185)	(47,436)	148,830

Comprehensive income:
Net loss			(668)			(668)
Foreign currency translation adjustment				6,440		6,440
Additional minimum pension liability, net				(108)		(108)
Realized gain on available-for-sale securities, net				(128)		(128)
Total comprehensive income						5,536

SFAS No. 158 transition obligation, net				(3,569)		(3,569)
Exercise of 236,873 options for shares of
common stock		4,551				4,551
Tax benefit of options exercised		945				945
Stock-based compensation		1,174				1,174
Issuance of 26,121 shares of common stock		534				534

Balance, December 31, 2006	10	90,266	125,711	(10,550)	(47,436)	158,001

FIN 48 adjustment			(2,757)			(2,757)
Comprehensive income:
Net income			15,410			15,410
Foreign currency translation adjustment				5,232		5,232
Changes in pension and other postretirement benefits, net				7,091		7,091
Total comprehensive income						27,733

Dividends paid			(25,187)			(25,187)
Exercise of 175,424 options for shares of
common stock	1	1,720	(260)		2,144	3,605
Tax benefit of options exercised		735				735
Stock-based compensation		1,103				1,103
Issuance of 26,252 shares of common stock		546				546

Balance, December 31, 2007	$11	$94,370	$112,917	$1,773	$(45,292)	$163,779

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006, and 2005

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

Throughout these financial statements “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

2.              Significant Accounting Policies

Principles of Consolidation – Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates in the financial statements include accounts receivable reserves, inventory reserves, workers’ compensation and self-insured health claims, warranty reserves, impairment of long-lived assets, pension and other post retirement benefit cost assumptions, stock-based compensation assumptions, deferred income tax valuation allowances, uncertain tax positions, and environmental liabilities.

Revenue Recognition – Generally, revenue for wholesale transactions is recognized upon shipment following receipt of a valid dealer order. Retail revenue is generally recognized upon delivery to the customer in accordance with the customer’s purchase agreement, and restoration revenue is recognized based on the completed contract method. Revenue from restoration services and rentals is not material to the consolidated financial statements and are included within net sales. Shipping and handling fees billed to customers are not material and are included within net sales and the related costs are reported within cost of sales. We provide for the estimated costs of warranties, discounts and returns at the time of revenue recognition.

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Depreciation and Amortization – Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining term of the respective lease, whichever is shorter. Estimated useful lives are as follows:

Buildings and improvements	15 – 40 years
Leasehold improvements	5 – 15 years
Machinery, equipment and tooling	3 – 10 years
Office furniture and fixtures	3 – 10 years
Concert and Artist and rental pianos	15 years

When impairment indicators are present, we evaluate the recoverability of our long-lived assets by comparing the estimated future cash flows expected to be generated by those assets to their carrying value. Should the assessment indicate an impairment, the affected assets are written down to fair value. Assets held-for-sale are recorded at the lower of cost or net realizable value.

Goodwill, Trademarks, and Other Intangible Assets – Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We test our goodwill and trademarks annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. At July 31, 2007, we evaluated these assets and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) there was no impairment of goodwill or trademarks. No other events or circumstances have occurred subsequent to our annual impairment date which have indicated that these assets may potentially be impaired. We have not recognized any impairments for the years ended December 31, 2007, 2006, and 2005.

Advertising – Advertising costs are expensed as incurred. Advertising expense was $9.0 million for the year ended December 31, 2007, $7.4 million for the year ended December 31, 2006, and $7.6 million for the year ended December 31, 2005.

Accounts, Notes and Other Receivables, Net – Accounts, notes and other receivables are recorded net of allowances for bad debts, discounts and returns.

December 31,	2007	2006

Accounts receivable	$69,196	$74,922
Notes and other receivables	21,454	21,879
	90,650	96,801
Allowance for doubtful accounts	(13,570)	(17,869)
Allowance for discounts and returns	(3,949)	(3,771)
	$73,131	$75,161

A summary of the activity in the allowance for doubtful accounts is as follows:

For the years ended December 31,	2007	2006	2005

Beginning balance	$17,869	$9,207	$11,811
Additions charged to costs and expenses	2,442	9,150	424
Foreign currency translation adjustments	25	87	(109)
Deductions and other	(6,766)	(575)	(2,919)
Ending balance	$13,570	$17,869	$9,207

Income Taxes – We provide for income taxes using an asset and liability approach. We compute deferred income tax assets and liabilities annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. When necessary, we establish valuation allowances to reduce deferred tax assets to the amount that more likely than not will be realized.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken in our tax filings or positions is more likely than not to be realized, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At adoption date, we made a comprehensive review of our uncertain tax positions. We believe appropriate provisions for outstanding issues have been made.

Foreign Currency Translation and Remeasurement – We translate assets and liabilities of non-U.S. operations into U.S. dollars at year end rates, and revenues and expenses at average rates of exchange prevailing during the year. We report the resulting translation adjustments as a separate component of accumulated other comprehensive income or loss. We recognize foreign currency transaction gains and losses in the consolidated statements of operations as incurred.

Foreign Currency Exchange Contracts – We enter into foreign currency exchange contracts to mitigate the risks from foreign currency fluctuations on certain intercompany transactions. These contracts are not designated as hedging instruments for accounting purposes, and are not used for trading or speculative purposes. Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period. Such gains and losses offset the foreign currency exchange gains or losses associated with the corresponding receivable, payable, or forecasted transaction. We have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign currency exchange contracts. However, we enter into these contracts with reputable financial institutions and we believe we have no significant credit risk.

Stock-Based Compensation – We have an employee stock purchase plan (“Purchase Plan”) and stock award plans (“Stock Plans”), which are described in Note 12.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. We adopted the provisions of SFAS No. 123(R) using the modified prospective application method. We recognize the cost of share-based awards on a straight-line basis over the award’s requisite service period. We estimate the fair value of our stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 12 for additional information regarding the impact of SFAS No. 123(R) on our financial statements. During the year ended December 31, 2006, we elected the “Long” method, as defined in SFAS No. 123(R)-3 to calculate the additional paid-in capital pool.

Prior to January 1, 2006, we applied the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for our stock plans and the disclosure-only provisions SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional and Disclosure-An Amendment of FASB Statement No. 123.”

Earnings (loss) per Common Share – Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during each year. Diluted earnings per common share reflects the effect of our outstanding options (using the treasury stock method), except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

For the years ended December 31,	2007	2006	2005

Weighted-average shares for basic earnings per share	8,521,700	8,303,770	8,069,721
Dilutive effect of stock options	125,600	—	195,513
Weighted-average shares for diluted earnings per share	8,647,300	8,303,770	8,265,234

We did not include 22,500 outstanding options to purchase shares of common stock in the computation of diluted earnings per common share for the year ended December 31, 2007 because their impact would have been antidilutive. We did not include any of the 594,500 outstanding options to purchase shares of common stock or the right to purchase shares under our employee stock purchase plan of 11,281 in the computation of diluted loss per common share for the year ended December 31, 2006 because their impact would have been antidilutive. All outstanding options were included in the computation of diluted earnings per common share for the years ended December 31, 2005.

Environmental Matters – Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. (See Note 13.)

Segment Reporting – We have two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. The Company’s chief operating decision maker is the Chief Executive Officer.

Retirement Plans – We have defined benefit pension plans covering a majority of our employees, including certain employees in foreign countries. Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions. We also provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents.

Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and current rate trends (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period.

Effective December 31, 2006 we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) which requires that the balance sheet reflects the funded status of the pension and postretirement plans.

Comprehensive Income (Loss) – Comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, pension liabilities, and unrealized gains and losses on available-for-sale (AFS) marketable securities and is reported in the consolidated statements of stockholders’ equity for all periods presented. The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Holding Gain/(Loss) on AFS Marketable Securities	Tax Impact of Gain/(Loss) on AFS Marketable Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Pension & Other Post- Retirement Benefits	Tax Impact of Pension & Other Post- Retirement Benefits	Accumulated Other Comprehensive Income (Loss)

Balance January 1, 2005	$5,746	$157	$(63)	$(10,802)	$4,225	$—	$—	$(737)
Activity	(8,377)	56	(22)	(6,622)	2,517	—	—	(12,448)
Balance December 31, 2005	(2,631)	213	(85)	(17,424)	6,742	—	—	(13,185)
Activity	6,440	(213)	85	(31)	(77)	—	—	6,204
Adoption of SFAS No. 158	—	—	—	17,455	(6,665)	(23,235)	8,876	(3,569)
Balance December 31, 2006	3,809	—	—	—	—	(23,235)	8,876	(10,550)
Activity	5,232	—	—	—	—	11,619	(4,528)	12,323
Balance December 31, 2007	$9,041	$—	$—	$—	$—	$(11,616)	$4,348	$1,773

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

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

3.              Facility Rationalization – Band Segment

As part of our effort to reduce excess manufacturing capacity in our band segment, in December 2007 we announced the pending closure of our Kenosha, Wisconsin woodwind manufacturing facility. As a result of this closing, which we expect to occur in mid-2008, we recorded charges of less than $0.1 million in severance expenses as a component of cost of goods sold and $0.1 million in facility impairment charges as a component of operating expenses for the year ended December 31, 2007.

4.              Inventories, net

December 31,	2007	2006
Raw materials	$18,615	$20,989
Work-in-process	51,402	49,316
Finished goods	82,434	84,318
	$152,451	$154,623

A summary of the activity in the inventory reserves is as follows:

For the years ended December 31,	2007	2006	2005

Beginning balance	$9,277	$8,722	$7,574
Additions charged to costs and expenses	2,046	3,729	2,548
Foreign currency translation adjustments	125	122	(95)
Deductions and reclassifications	(894)	(3,296)	(1,305)
Ending balance	$10,554	$9,277	$8,722

5.              Property, Plant and Equipment, Net

December 31,	2007	2006
Land	$20,404	$19,694
Buildings and improvements	72,041	70,571
Leasehold improvements	4,534	4,359
Machinery, equipment and tooling	58,524	54,049
Office furniture and fixtures	12,928	12,458
Concert and Artist and rental pianos	18,288	16,874
Construction-in-progress	1,652	1,979
	188,371	179,984
Less accumulated depreciation and amortization	(94,221)	(84,386)
	$94,150	$95,598

Depreciation expense was $9.7 million in 2007, $9.8 million in 2006, and $10.2 million in 2005.

6.     Goodwill, Trademarks, and Other Intangible Assets

December 31,	2007	2006
Non-amortizing intangible assets:
Goodwill	$32,907	$31,481
Trademarks	$14,119	$13,671

Amortizing intangible assets:
Deferred financing costs	$5,755	$5,750
Accumulated amortization	(1,980)	(1,287)
Deferred financing costs, net	$3,775	$4,463

Covenants not to compete	$500	$500
Accumulated amortization	(338)	(238)
Covenants not to compete, net	$162	$262

The changes in the carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance at January 1, 2006	$21,533	$8,555	$30,088
Foreign currency translation impact	1,393	—	1,393
Balance at December 31, 2006	22,926	8,555	31,481
Foreign currency translation impact	1,426	—	1,426
Balance at December 31, 2007	$24,352	$8,555	$32,907

	Piano Segment	Band Segment	Total
Trademarks:
Balance at January 1, 2006	$7,409	$5,824	$13,233
Foreign currency translation impact	438	—	438
Balance at December 31, 2006	7,847	5,824	13,671
Foreign currency translation impact	448	—	448
Balance at December 31, 2007	$8,295	$5,824	$14,119

The weighted-average amortization period for deferred financing costs is six years, and the weighted-average amortization period of covenants not to compete is five years. The following table summarizes amortization expense, which includes amortization of deferred financing costs:

For the years ended December 31,	2007	2006	2005

Total amortization expense	$786	$812	$1,116

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

For the years ended December 31,	Amount
2008	$789
2009	747
2010	664
2011	626
2012	514
Thereafter	597

7.     Other Assets

December 31,	2007	2006

Intangible pension assets	$3,695	$—
Notes receivable	5,681	5,267
Marketable securities	1,839	1,547
Deposits	4,883	4,571
Other assets	1,916	1,603
Total	$18,014	$12,988

Deposits include $2.6 million set aside for potential workers’ compensation liabilities and $2.0 million for environmental remediation; therefore the use of these funds is restricted unless we replace the deposits with a letter of credit of a similar amount.

8.              Other Current Liabilities

December 31,	2007	2006

Accrued payroll and related benefits	$16,721	$16,397
Current portion of pension and other postretirement benefit liabilities	1,440	1,461
Accrued warranty expense	1,541	1,888
Accrued interest	4,049	4,178
Deferred income	10,224	6,348
Environmental liabilities	2,648	3,232
Income and other taxes payable	6,139	3,012
Other accrued expenses	9,558	8,132
Total	$52,320	$44,648

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally based on a historical warranty costs as a percentage of sales and is adjusted periodically following an analysis of warranty activity. A summary of the activity in accrued warranty expense is as follows:

For the years ended December 31,	2007	2006	2005

Accrued warranty expense:
Beginning balance	$1,888	$1,857	$2,139
Additions	798	806	858
Claims and reversals	(1,200)	(849)	(1,045)
Foreign currency translation	55	74	(95)
Ending balance	$1,541	$1,888	$1,857

 9.           Other Income, Net

For the years ended December 31,	2007	2006	2005

West 57th Building income	$(4,653)	$(4,653)	$(4,653)
West 57th Building expenses	3,284	3,282	3,269
Foreign exchange (gain) loss, net	469	(432)	271
Miscellaneous, net	841	(367)	(225)
Total	$(59)	$(2,170)	$(1,338)

10.       Income Taxes

The components of the income tax provision are as follows:

For the years ended December 31,	2007	2006	2005

U.S. federal:
Current	$3,474	$(259)	$1,167
Deferred	(2,976)	(8,001)	98
U.S. state and local:
Current	548	553	464
Deferred	(25)	278	(171)
Foreign:
Current	9,983	8,120	7,251
Deferred	(924)	(404)	(609)
Total	$10,080	$287	$8,200

The components of income (loss) before income taxes are as follows:

For the years ended December 31,	2007	2006	2005

U.S. operations	$(88)	$(20,077)	$4,265
Non-U.S. operations	25,578	19,696	17,727
Total	$25,490	$(381)	$21,992

Our income tax provision differed from that using the statutory U.S. federal rate as follows:

For the years ended December 31,	2007	2006	2005

Statutory federal rate applied to income (loss) before
income taxes	$8,922	$(133)	$7,697
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit) (1)	1,406	6,680	1,817
German tax rate change(4)	(325)	—	—
State income taxes (net of federal benefit)	966	267	642
Benefit of excess foreign tax credits (2)	(1,666)	(7,182)	(938)
Detriment (benefit) of state net operating losses (3)	—	364	(562)
Other	777	291	(456)
Income tax provision	$10,080	$287	$8,200

(1)   Includes the impact of foreign taxes in excess of the U.S. statutory rate of 35% as well as foreign income also subject to U.S. tax, less the foreign tax credit allowed in the current year. No foreign tax credits were used in 2006.

(2)   Represents the impact of excess foreign taxes eligible to offset future U.S. taxes, less an associated valuation allowance of $938 in 2005. All foreign tax credits generated in 2006 were excess foreign tax credits. No valuation allowance was recorded against foreign tax credits generated in 2006 and 2007.

(3)   Represents the impact of state net operating losses available to offset current and future taxable income at the state level. No NOLs were available for use in 2007.

(4)   In 2007, Germany passed legislation that reduced the rate at which certain of our operations pay tax. Upon passage of the legislation, we recognized a reduction of $0.3 million of our deferred tax liabilities based on the change in rate. This legislation is effective in 2008.

At December 31, 2007, accumulated retained earnings of non-U.S. subsidiaries totaled $13.4 million. We did not provide for U.S. income taxes or foreign withholding taxes for these subsidiaries because our current intention is to reinvest such earnings for the foreseeable future.

The components of net deferred taxes are as follows:

December 31,	2007	2006

Deferred tax assets:
Uniform capitalization and reserve adjustments to inventory	$3,751	$2,396
Allowance for doubtful accounts	4,399	3,557
Accrued expenses and other current assets and liabilities	7,403	8,061
OCI - pension and OPEB plans	4,348	8,876
Net operating losses	2,321	5,694
Foreign tax credits	18,851	18,914
Other	1,686	—
Total deferred tax assets	42,759	47,498

Deferred tax liabilities:
Pension contributions	(1,660)	(3,164)
Fixed assets	(17,725)	(18,839)
Intangibles	(8,198)	(8,030)
Total deferred tax liabilities	(27,583)	(30,033)
Net deferred taxes before valuation allowances	15,176	17,465
Valuation allowances	(9,786)	(13,411)
Net deferred taxes	$5,390	$4,054

The valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The valuation allowances relate to foreign tax credits and state net operating loss carryforwards generated in excess of amounts we more likely than not expect to utilize. Gross state tax net operating loss carryforwards totaled $88.5 million as of December 31, 2007 and expire in varying amounts from 2007 through 2027. Our foreign tax credits expire in varying amounts from 2009 through 2017.

Valuation allowances decreased $3.6 million during 2007 and increased $2.6 million during 2006. Valuation allowances relating to the acquisition of Steinway totaled $2.7 million as of December 31, 2007 and $3.1 million as of December 31, 2006. The difference results primarily from exchange rate fluctuations. If these valuation allowances are removed, the reversal would reduce goodwill.

As a result of our adoption of FIN 48 effective January 1, 2007, we recorded a decrease of $2.8 million in retained earnings, an increase of $1.6 million in net deferred income tax assets, a net increase of $0.3 million in other current liabilities, and an increase of $4.1 million in other non-current liabilities. In conjunction with the adoption of FIN 48, we began reporting income tax-related interest and penalties as a component of income tax expense. In prior periods such interest was reported in interest expense. As of January 1, 2007, we accrued $1.3 million for the payment of interest and $0.6 million for the payment of penalties. As of December 31, 2007 we have $1.6 million accrued for the payment of interest and $0.6 million for the payment of penalties. For the year ended December 31, 2007 we incurred $0.3 million in interest expense and less than $0.1 million in penalties related to uncertain tax positions.

As of the date of adoption, the total amount of unrecognized tax benefits was $7.4 million, of which $1.9 million would affect our effective tax rate, if recognized. As of December 31, 2007, the total amount of unrecognized tax benefits was $6.6 million, of which $2.1 million would affect our effective tax rate, if recognized.

As of December 31, 2007, we had approximately $2.8 million recorded in other current liabilities and $2.5 million in other non-current liabilities related to uncertain tax positions in the accompanying consolidated balance sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

There have been no material changes to the liability for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$7,367
Gross increase - tax positions taken in a prior year	16
Gross decrease - tax positions taken in a prior year	(200)
Gross increase - tax positions taken in the current year	122
Gross decrease - settlements with taxing authorities	(250)
Cash advance in connection with proposed settlement	(436)
Balance at December 31, 2007	$6,619

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, our returns are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004.

In addition, we believe that it is reasonably possible that our tax reserves during 2008 will decrease approximately $2.0 million due to resolution of certain tax positions taken in local jurisdictions, and $0.8 million due to resolution of certain tax positions taken in state jurisdictions.

11.  Long-Term Debt

During the year ended December 31, 2006, we significantly restructured our long-term debt. In February 2006 we repaid our larger, higher interest term loan, which had an outstanding balance of $16.0 million at the time of payoff. We also issued $175.0 million of 7.00% Senior Notes due March 1, 2014 and extended a tender offer to purchase the $166.2 million of our outstanding 8.75% Senior Notes. We issued our new 7.00% Senior Notes at 99.2435%, and received proceeds of $170.2 million, net of associated fees. We used the proceeds from this issuance to extinguish $114.6 million of the 8.75% Senior Notes pursuant to our tender offer in the first quarter of 2006. The remaining proceeds, supplemented by borrowings on our line of credit, were used to exercise our right to call the remaining $51.6 million of 8.75% Senior Notes on April 17, 2006.

On September 29, 2006 we restructured our domestic credit facility and used our first borrowing, supplemented by cash on hand, to repay our remaining term loan, which had a balance of $14.6 million at the time of payoff. Our restructured domestic credit facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75% or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon availability at the time of borrowing. Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets. As a result of our debt restructuring activities, we recorded a net loss on extinguishment of debt of $9.7 million for the year ended December 31, 2006, which consists of the following:

For the year ended December 31,	2006
Deferred financing costs write-off - term loan	$977
Deferred financing costs write-off - 8.75% Senior Notes	2,247
Premiums pursuant to the tender offer and call	7,740
Bond premium write-off	(1,290)
Total net loss on extinguishment of debt	$9,674

Our long-term debt consists of the following:

December 31,	2007	2006
7.00% Senior Notes	$175,000	$175,000
Unamortized bond discount	(1,019)	(1,184)
Open account loans, payable on demand to a foreign bank	2,285	4,595
Total	176,266	178,411
Less current portion	2,285	4,595
Long-term debt	$173,981	$173,816

Scheduled payments of long-term debt as of December 31, 2007 are as follows:

Amount

2008	$2,285
2009	—
2010	—
2011	—
2012	—
Thereafter	175,000
Total	$177,285

Our non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.4 million ($25.4 million at the December 31, 2007 exchange rate), net of borrowing restrictions of €0.7 million ($1.0 million at the December 31, 2007 exchange rate) and are payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.5 million ($1.0 million at the December 31, 2007 exchange rate) for use by our U.K. branch and ¥300 million ($2.7 million at the December 31, 2007 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.7 million at the December 31, 2007 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at rates of LIBOR plus 0.8% for British pound loans (no outstanding borrowings at December 31, 2007), LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary (no outstanding borrowings at December 31, 2007), and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.9% for Japanese yen loans (borrowings at

1.6% at December 31, 2007). We had less than $0.1 million outstanding as of December 31, 2007 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($4.1 million at the December 31, 2007 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.8% (outstanding borrowings at 1.5% at December 31, 2007) and expires on January 31, 2010. As of December 31, 2007, we had $2.2 million outstanding on this revolving loan agreement.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2007.

12.       Stockholders’ Equity and Stock Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of December 31, 2007 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan - Under our 2006 Employee Stock Purchase Plan substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings. We reserved 400,000 shares for issuance under this plan and may grant options to purchase shares up to ten years from the plan’s commencement on August 1, 2006. In 2007, we registered 400,000 shares for potential issuance under this plan. Shares issued under the 2006 Employee Stock Purchase Plan were 26,252 during 2007.

The 1996 Employee Stock Purchase Plan expired on July 31, 2006. We had reserved 500,000 shares for issuance under this plan. Shares issued under the 1996 Employee Stock Purchase Plan were 26,121 during 2006, and 20,663 during 2005, while 196,788 shares went unused under the plan.

Stock Plans – The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms. In 2007, we registered 1,000,000 shares for potential issuance under this plan. No shares have been issued out of the 2006 Stock Plan as of December 31, 2007 and 126,700 stock options are outstanding.

The 1996 Stock Plan, as amended, expired as of July 31, 2006. This plan still has vested and unvested options outstanding and originally provided for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. We reserved 721,750 treasury stock shares to issue under this plan. We reached our registered share limitation in early 2007, and have since issued 92,474 shares of treasury stock to cover options exercised, with 417,876 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings of $0.3 million during the twelve months ended December 31, 2007.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” to account for our stock compensation arrangements, using the modified prospective application transition method. Accordingly, we did not restate the results of prior periods. Prior to January 1, 2006, we applied

APB No. 25, “Accounting for Stock Issued to Employees” and did not recognize any compensation expense associated with employee stock options because the exercise price was equal to the market price at the date of option grant. SFAS No. 123(R) requires that stock-based compensation cost be recognized over the period from the date of grant to the date when the award is no longer contingent upon the employee providing additional service.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to measure stock-based employee compensation prior to January 1, 2006:

For the year ended December 31,	2005

Net income, as reported	$13,792
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects of $141	(933)
Pro forma net income	$12,859
Earnings per share:
As reported - Basic	$1.71
As reported - Diluted	$1.67
Pro forma - Basic	$1.59
Pro forma - Diluted	$1.57

The compensation cost and the income tax benefit recognized for the Stock Plans and Employee Stock Purchase Plan is as follows:

For the years ended December 31,	2007	2006

Compensation cost included in:
Basic income (loss) per share	$0.11	$0.12
Diluted income (loss) per share	0.11	0.12
Stock-based compensation expense	1,103	1,174
Income tax benefit	183	171

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

Key assumptions used to apply this pricing model to the Stock Plans are as follows:

For the years ended December 31,	2007	2006	2005

Risk free interest rate	4.59%	4.98%	4.19%
Weighted average expected life (in years)	8.1	7.1	7.5
Expected volatility of underlying stock	25.1%	24.4%	26.1%
Expected dividends	n/a	n/a	n/a

The weighted-average fair values of options granted under the Stock Plan are as follows:

For the years ended December 31,	2007	2006	2005
Stock Plan	$13.61	$10.95	$10.68

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2007	594,500	$20.98
Granted	142,100	32.39
Exercised	(175,424)	20.55
Forfeited	(16,600)	31.09
Outstanding at December 31, 2007	544,576	$23.78	6.2	$2,560,420

Exercisable at December 31, 2007	336,476	$20.21	4.9	$2,372,864

Vested or expected to vest at December 31, 2007	495,064	$23.18	6.0	$2,513,552

The total intrinsic value of the options exercised during the twelve months ended December 31, 2007, 2006, and 2005 was $2.4 million, $2.8 million, and $0.6 million, respectively.

As of December 31, 2007, there was $1.9 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of three and a half years.

Key assumptions used to apply the Black-Scholes pricing model to the Purchase plan are as follows:

Fore the years ended December 31,	2007	2006	2005

Risk-free interest rate	5.00%	4.32%	2.83%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0
Expected volatility of underlying stock	25.2%	23.6%	25.0%
Expected dividends	n/a	n/a	n/a

The weighted-average fair value of the option feature in the Purchase Plan is as follows:

For the years ended December 31,	2007	2006	2005
Option feature in Purchase Plan	$7.23	$6.83	$7.29

The following tables set forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2007	11,281	$20.80
Shares subscribed	26,541	23.97
Exercised	(26,252)	20.80
Canceled, forfeited, or expired	(1,129)	21.89
Outstanding at December 31, 2007	10,441	$28.73	0.6	$42,704

As reported in the consolidated statements of cash flows, cash received from option exercises under the Stock Plan for the periods ended December 31, 2007 and 2006 was $4.2 million and $5.1 million, respectively. SFAS No. 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities. Accordingly, for the periods ended December 31, 2007 and 2006, $0.4 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the periods ended December 31, 2007 and 2006, $0.7 million and $0.9 million, respectively, of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

13.       Commitments and Contingent Liabilities

Lease Commitments – We lease various facilities and equipment under non-cancelable operating lease arrangements. These leases expire at various times through 2022. Rent expense was $5.8 million for the year ended December 31, 2007, $5.6 million for the year ended December 31, 2006 and $5.7 million for the year ended December 31, 2005.

In March 1999, we acquired the building on West 57th Street in New York City that includes the Steinway Hall retail store for approximately $30.8 million. We entered into a ninety-nine year land lease as part of the transaction. Annual rent payable under the land lease is $2.2 million in the first ten years, $2.8 million for the subsequent ten-year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined. Rent expense is being recognized on a straight-line basis over the initial twenty-year fixed rent period. We also entered into a ten-year master lease whereby all of our interest in the land and building was leased back to the owner of the land. Rental expense and rental income associated with these leases was included, along with other real estate costs, in Other Income, Net (see Note 9). Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, and future rental income under the master lease are as follows:

For the years ending December 31,	Lease Payments	Rental Income
2008	$4,861	$4,653	(1)
2009	2,082	—
2010	1,773	—
2011	1,466	—
2012	1,216	—
Thereafter	5,511	—
Total	$16,909	$4,653

(1) In 2008, if the master lease is not renewed or replaced we would then directly receive the rental income from all other tenants in the building.

Employment Agreements and Other Obligations – We maintain employment agreements with certain employees and consultants, including our Chairman and Chief Executive Officer. Most of these agreements have one-year terms and contain automatic renewal provisions. Our obligation under these agreements at current compensation levels is approximately $3.3 million per year.

The Chairman and Chief Executive Officer collectively hold 100% of the Class A common shares, representing 85% of the combined voting power of the Class A common stock and Ordinary common stock. Further, these individuals have established a limited liability corporation to which we pay reimbursement of certain rent, overhead and travel-related expenses. These expenses totaled $0.3 million for the year ended December 31, 2007 and $0.2 million in each of the years ended December 31, 2006 and 2005. We included less than $0.1 million in accounts payable related to these expenses at December 31, 2007 and 2006.

Retail Financing Obligations – Certain of our retail sales overseas were financed by our customers through a local bank under an arrangement that included an obligation on our part to repurchase pianos seized by the bank upon default by the customer. The buyback price is established as a percentage of the original sales price, starting at 80% in the first year and declining to 30% in the fifth year of the loan.

This program ceased in the first quarter of 2003. Nevertheless, because our obligation continues until the bank is paid in full by the customer, our commitment can remain outstanding for up to 8 years – the maximum term of the consumer loan.

Our maximum obligation under this arrangement is estimated to be approximately €0.1 million ($0.2 million at the December 31, 2007 exchange rate). To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote. Accordingly, we have not recognized a liability for this obligation in our financial statements. Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

We generally do not provide extended financing arrangements to our piano dealers. To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers. We generally provide no guarantees with respect to these arrangements.

Legal and Environmental Matters – We are involved in certain legal proceedings regarding environmental matters, which are described below. Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business. While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, results of operations or prospects.

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

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”). When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008, however, we cannot assure investors that it will continue to do so in the future. Four matters covered by the Environmental Indemnity Agreement are currently pending. Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs. On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois. Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement. At the fourth site, which is a third-party waste disposal site, four Conn-Selmer predecessor entities are among the potentially responsible parties (“PRP”) group. The PRP group has recently entered into a Consent Order with the EPA, the site owners, and the largest contributor. For two of the Conn-Selmer predecessor entities, which were previously owned by Philips, this matter was tendered to Philips pursuant to the Environmental Indemnity Agreement. Philips is a party to the Consent Order and has paid its share of the liability. The four Conn-Selmer predecessor entities paid approximately $0.1 million in 2006 and settled this claim except for the possibility of a contingent remedial action, should any additional environmental issues be discovered. We believe the likelihood of a contingency assessment to be remote and, our share of the liability, if any, would not be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000. We estimate our costs, which approximate $0.8 million, over a 13-year period. We have accrued approximately $0.6 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
2008	$61
2009	61
2010	61
2011	61
2012	61
Thereafter	484
Total	$789

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.1 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. In 2007, we reduced this receivable to $2.1 million based on the current estimated costs of remediation. We have reached an agreement with Grenadilla whereby environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

14.          Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries. Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions. These contributions totaled $1.0 million in 2007 and 2006, and $1.1 million in 2005. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in this Note or our consolidated financial statements.

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

On December 31, 2006 we adopted the recognition and disclosure provisions of SFAS No. 158, which requires us to recognize the funded status of our defined benefit pension plans and post-retirement benefit plan on our balance sheet as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income (loss), net of taxes. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all underfunded plans in other current and pension and other postretirement liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next twelve months, is reflected in other current liabilities. The measurement date for our pension and other postretirement plans is December 31.

During 2007 we recognized a curtailment loss of $1.2 million due to a significant reduction in expected years of future service from the striking workers of the Elkhart, Indiana brass instrument manufacturing facility. The curtailment loss represents the previously unrecognized prior service cost which, absent the strike, would have been recognized over the years of service expected to be rendered.

The following table sets forth the funded status and amounts recognized for our defined benefit pension plans:

	Domestic Plans		Foreign Plans
December 31,	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation, beginning of year	$58,122	$52,949	$35,383	$29,587
Service cost	552	866	946	910
Interest cost	3,230	2,949	1,667	1,309
Plan participants’ contributions	10	11	72	64
Amendments	32	—	—	—
Actuarial (gain) loss	(3,327)	4,152	(2,968)	1,005
Foreign currency exchange rate changes	—	—	2,714	3,713
Benefits paid	(3,233)	(2,805)	(1,335)	(1,205)
Benefit obligation, end of year	55,386	58,122	36,479	35,383

Change in plan assets:
Fair value of plan assets, beginning of year	55,700	48,820	6,024	4,790
Actual return on plan assets	6,604	8,174	452	429
Employer contribution	—	1,500	1,383	1,250
Employee contributions	10	11	72	64
Foreign currency exchange rate changes	—	—	85	696
Benefits paid	(3,233)	(2,805)	(1,335)	(1,205)
Fair value of plan assets, end of year	59,081	55,700	6,681	6,024
Funded status	$3,695	$(2,422)	$(29,798)	$(29,359)

Amounts recognized on the balance sheet consist of:
Pension and other post retirement benefit liabilities	$—	$(2,422)	$(29,798)	$(29,359)
Other assets	3,695	—	—	—
Net amount recognized	$3,695	$(2,422)	$(29,798)	$(29,359)

The weighted-average assumptions used to determine our benefit obligations are as follows:

	Domestic Plans		Foreign Plans
December 31,	2007	2006	2007	2006
Discount rate	6.30%	5.75%	5.40%	4.62%
Rate of compensation increase	n/a	n/a	3.61%	3.42%

The weighted-average assumptions used to determine our net periodic benefit cost are as follows:

	Domestic Plans			Foreign Plans
For the years ended December 31,	2007	2006	2005	2007	2006	2005
Discount rate	5.75%	5.75%	6.00%	4.61%	4.59%	4.31%
Expected return on assets	9.00%	9.00%	9.00%	6.00%	6.00%	6.00%
Rate of compensation increase	n/a	n/a	n/a	3.38%	3.33%	2.55%

The components of net pension expense for the years ended December 31 are as follows:

For the years ended December 31,	2007	2006	2005

Domestic Plans:
Service cost	$552	$866	$852
Interest cost	3,230	2,949	2,915
Expected return on plan assets	(4,969)	(4,337)	(4,221)
Amortization of prior service cost	386	431	471
Recognized actuarial loss	551	642	378
Curtailment loss	1,249	—	—
Net pension expense	$999	$551	$395

Foreign Plans:
Service cost	$946	$910	$701
Interest cost	1,667	1,309	1,278
Expected return on plan assets	(372)	(309)	(287)
Recognized actuarial loss	293	257	—
Net pension expense	$2,534	$2,167	$1,692

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2008 are as follows:

	Domestic Plans	Foreign Plans
Net actuarial loss	$49	$99
Prior service cost	161	n/a

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 are as follows:

	Domestic Plans		Foreign Plans
December 31,	2007	2006	2007	2006

Net actuarial loss	$6,410	$11,924	$4,354	$7,746
Prior service cost	927	2,530	—	—
Income taxes	(2,935)	(5,782)	(1,443)	(2,680)
Total	$4,402	$8,672	$2,911	$5,066

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2007	2006
Projected benefit obligation	$36,479	$93,505
Accumulated benefit obligation	34,428	91,288
Fair value of plan assets	6,681	61,724

The accumulated benefit obligation for our domestic pension plans was $55.4 million in 2007 and $58.1 million in 2006. The accumulated benefit obligation for our foreign pension plans was $ 34.4 million in 2007 and $33.2 million in 2006.

The weighted-average asset allocations of our invested assets held in our domestic defined benefit plans were as follows:

December 31,	2007	2006

Asset category:
Debt securities	7%	26%
Equity securities	77%	67%
Cash reserves and other	16%	7%
Total	100%	100%

Domestic plan assets include 52,631 shares of the Company’s Ordinary common stock, which was valued at $1.5 million as of December 31, 2007 and $1.6 million as of December 31, 2006. This represents less than 3% of the total plan assets.

Our investment strategy includes the following range of target asset allocation percentages:

Asset category:	Minimum	Maximum

Domestic equity securities	25%	90%
International and other equity securities	0%	80%
International debt securities	0%	30%
Domestic debt securities	0%	60%
Other	0%	30%
Cash	0%	5%

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

For the periods ended December 31, 2007, 2006, and 2005 we used an assumed long-term rate of return on domestic plan assets of 9%. These rates were developed with input from our actuaries and our investment committee and are based on long-term rates of return for the assets held. This rate is consistent with previous rates we have used and lower than the historical return trends on our plan assets.

For the periods ended December 31, 2007, 2006, and 2005, we used an assumed long-term rate of return on foreign plan assets of 6.00%. In accordance with the requirements of local regulations, our

German plans do not hold assets and pay participant benefits as incurred. Expected 2008 benefit payments under these plans are $1.5 million.

We did not make a contribution to our domestic pension plan in 2007. During 2006 we made a contribution of $1.5 million. Based on federal laws and regulations, we are not required to make, and do not anticipate making, a contribution to our domestic pension plan in 2008 due to our plan’s current funded status as calculated under ERISA guidelines. The domestic plan invests a small portion of its assets in a group annuity contract. We expect benefits to be covered by this contract in 2008 to be $0.2 million.

Contributions to our U.K. plan totaled $0.2 million in 2007 and 2006. We anticipate contributing approximately $0.2 million to this plan in 2008. Due to the unfunded status of the German plans, 2008 anticipated contributions are equal to anticipated benefit payments of $1.3 million.

The domestic and foreign pension plans expect to pay benefits in each year from 2008 through 2017 as follows:

	Domestic Plans	Foreign Plans
2008	$3,085	$1,500
2009	3,206	1,563
2010	3,328	1,606
2011	3,435	1,719
2012	3,534	1,930
2013 - 2017	19,660	10,697
Total	$36,248	$19,015

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

During 2007 the postretirement benefit plan had a curtailment and negative plan amendment relating to the elimination of medical benefits for retired participants of the Elkhart, Indiana brass instrument manufacturing facility. We recognized a curtailment loss of $0.1 million relating to the acceleration of unrecognized transition obligation associated with the portion of future years of service that, as a result of the curtailment, are no longer expected to be rendered. The remaining $0.1 million of previously unrecognized transition obligation was used to offset the negative plan amendment of $0.7 million resulting in $0.6 million of prior service cost to amortized over a period of approximately eleven years.

The following table sets forth the funded status of our postretirement benefit plan and accrued postretirement benefit cost reflected in our consolidated balance sheets:

December 31,	2007	2006

Change in benefit obligation:
Benefit obligation, beginning of year	$2,527	$2,535
Service cost	7	40
Interest cost	130	143
Plan participants’ contributions	23	44
Actuarial gain	(230)	(161)
Benefits paid	(38)	(74)
Plan amendment	(684)	—
Benefit obligation, end of year	1,735	2,527

Fair value of plan assets	—	—

Funded status	$(1,735)	$(2,527)

Amounts recognized on the balance sheet consist of:
Other current and pension and other postretirement benefit liabilities	$1,735	$2,527

The assumed weighted-average discount rate used to determine benefit obligations as of December 31 was 6.20% in 2007 and 5.75% in 2006. The assumed weighted-average discount rate used to determine our net postretirement benefit cost for the years ended December 31 was 5.75% in 2007, 5.75% in 2006, and 6.00% in 2005. The annual assumed rate of increase in the per capita cost of covered health care benefits was 9.00% in 2008 and is assumed to decrease gradually to 5.50% in 2015, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

For the years ended December 31,	2007	2006	2005

Service cost	$7	$40	$47
Interest cost	130	143	147
Net loss recognition	36	50	47
Amortization of transition obligation	29	35	35
Amortization of prior service cost	(9)	—	—
Recognition of gain due to strike	—	(156)	—
Curtailment loss	140	—	—
Net postretirement benefit cost	$333	$112	$276

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net postretirement benefit cost in 2008 include net actuarial losses and prior service costs of less than $0.1 million.

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 are as follows:

December31,	2007	2006
Net actuarial loss	$527	$794
Prior service cost	(602)	—
Tranistion obligation	—	241
Income taxes	30	(414)
Total	$(45)	$621

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on the postretirement benefit obligation	48	(41)

The domestic postretirement health care and life insurance plan expects to pay benefits in each year from 2008 through 2017 as follows:

For the years ended December 31,
2008	$131
2009	145
2010	138
2011	96
2012	99
Thereafter	619
Total	$1,228

We sponsor 401(k) retirement savings plans for eligible employees. Discretionary employer contributions, as determined annually by the Board of Directors, are made to two of these plans and approximated $0.7 million for 2007, and $0.6 million for 2006 and 2005. Non-discretionary contributions approximated $0.4 million for the years ended December 31, 2007, 2006, and 2005.

We established a supplemental executive retirement plan (“SERP”) for a select group of our executives who constitute a “top hat” group as defined by ERISA. Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a Rabbi Trust (“Trust”). During the year 2006, we sold all of the securities in the SERP, which were classified as available-for-sale and repurchased new securities which have been classified as trading. The SERP assets are included in our financial statements within other assets (see Notes 7 and 16). Contributions to the SERP approximated $0.2 million in 2007, 2006, and 2005. We anticipate making contributions of $0.2 million in 2008.

15.  Foreign Currency Exchange Contracts

One of our German divisions, whose functional currency is the euro, secures option and forward contracts for Japanese yen, British pounds, and U.S. dollars to mitigate cash flow exposure to currency fluctuations. At December 31, 2007, this division had forward contracts to sell £1.3 million. These instruments had various maturity dates through June 2008. At December 31, 2006, this division had forward contracts to purchase $0.6 million, sell $0.8 million, and sell £2.0 million. These instruments had various maturity dates through December 2007. Since we do not designate these instruments as hedges for accounting purposes, we carry these instruments at fair value and recognize the change in fair value in earnings. Such amounts were not material during the years ended December 31, 2007, 2006, or 2005.

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

The net carrying value and estimated fair value of certain financial instruments are as follows:

	2007		2006
December 31,	Net Carrying Value	Estimated FairValue	Net Carrying Value	Estimated FairValue
Financial liabilities:
Debt	$177,285	$162,410	$179,595	$175,658
Foreign currency contracts	186	186	(53)	(53)

The carrying value of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 7 and 14). Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity. During 2006, we sold all of the securities in our SERP, recognizing $1.4 million in gross proceeds, and realized a gain of $0.2 million on the sale. We used these funds to purchase $1.4 million of marketable equity securities for our SERP. As of December 31, 2007 and 2006 we held only trading securities. Net unrealized holding gains on these trading securities were included in earnings and were not material during the years ended December 31, 2007 and 2006.

17.       Segment Information

As discussed in Note 2, we have identified two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. Information reported under each geographic heading is based on the location of our facility responsible for generating such activity, regardless of the location of the external customer. This is consistent with how our chief operating decision maker reviews and evaluates performance.

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

	Piano Segment				Band & Orchestral Segment
	U.S.	Germany	Other	Total	U.S.	Other	Total	Other & Elim	Consolidated
2007
Revenues from external customers	$115,939	$69,427	$49,824	$235,190	$163,389	$7,735	$171,124	$—	$406,314
Operating profit	10,620	20,733	4,260	35,613	2,040	582	2,622	(3,033)	35,202
Interest income	(158)	(175)	(152)	(485)	(3,045)	—	(3,045)	(157)	(3,687)
Interest expense	8,488	54	278	8,820	7,518	253	7,771	(3,133)	13,458
Depreciation and amortization	4,138	1,593	383	6,114	3,567	98	3,665	698	10,477
Income tax provision (benefit)	3,468	6,956	1,376	11,800	(228)	113	(115)	(1,605)	10,080
Net income (loss)	(1,044)	13,580	3,333	15,869	(2,688)	220	(2,468)	2,009	15,410
Capital expenditures	1,276	1,854	131	3,261	1,644	40	1,684	22	4,967
Property, plant and equipment	52,254	16,950	2,984	72,188	20,330	1,525	21,855	107	94,150
Total assets	140,765	94,581	27,208	262,554	234,501	13,306	247,807	(52,683)	457,678

2006
Revenues from external customers	$117,238	$59,549	$37,407	$214,194	$162,709	$7,717	$170,426	$—	$384,620
Operating profit	8,704	16,263	3,126	28,093	(6,801)	336	(6,465)	(3,250)	18,378
Interest income	(1,520)	(232)	(152)	(1,904)	(2,342)	—	(2,342)	(319)	(4,565)
Interest expense	10,301	36	283	10,620	9,339	251	9,590	(4,390)	15,820
Depreciation and amortization	4,293	1,368	399	6,060	3,838	116	3,954	645	10,659
Income tax provision (benefit)	430	(947)	1,068	551	(2,070)	158	(1,912)	1,648	287
Net income (loss)	1,352	17,538	1,940	20,830	(12,966)	(61)	(13,027)	(8,471)	(668)
Capital expenditures	2,140	818	228	3,186	2,221	83	2,304	59	5,549
Property, plant and equipment	54,138	15,067	2,404	71,609	22,287	1,544	23,831	158	95,598
Total assets	138,584	83,018	29,057	250,659	205,567	10,715	216,282	(19,766)	447,175

2005
Revenues from external customers	$114,803	$54,359	$34,355	$203,517	$176,514	$7,112	$183,626	$—	$387,143
Operating profit	10,915	14,912	2,842	28,669	8,710	(11)	8,699	(2,531)	34,837
Interest income	(1,617)	(144)	(163)	(1,924)	(2,929)	—	(2,929)	1,518	(3,335)
Interest expense	10,788	20	287	11,095	26,352	—	26,352	(20,467)	16,980
Depreciation and amortization	4,313	1,296	422	6,031	4,546	135	4,681	555	11,267
Income tax provision (benefit)	814	5,191	781	6,786	1,036	(251)	785	629	8,200
Net income (loss)	2,034	10,187	1,875	14,096	(15,505)	(56)	(15,561)	15,257	13,792
Capital expenditures	1,410	761	312	2,483	2,429	—	2,429	92	5,004
Property, plant and equipment	55,904	13,514	2,121	71,539	23,522	1,419	24,941	184	96,664
Total assets	181,265	72,967	22,199	276,431	219,219	10,249	229,468	(50,244)	455,655

18.       Quarterly Financial Data (Unaudited)

In 2007, results for the first quarter were adversely impacted by the strike at our Elkhart, Indiana brass instrument manufacturing facility, which resulted in lost sales and an estimated $4.6 million in lost profit and unabsorbed overhead. There were no other material extraordinary, unusual, or infrequently occurring items that impacted individual quarters.

In 2006, the first quarter was adversely impacted by the net loss on extinguishment of debt of $6.6 million due to our long-term debt restructuring. The second quarter was adversely impacted by lost sales and an estimated $3.0 million in lost profit and unabsorbed overhead associated with the strike; loss on extinguishment of debt of $3.1 million due to our long-term debt restructuring; an increase of $4.4 million in our provision for doubtful accounts due to the bankruptcy of a large band customer; and an increase in our inventory reserves of $2.3 million to properly reflect net realizable value. The third quarter was adversely impacted by an estimated $3.1 million in lost profit and unabsorbed overhead associated with the aforementioned strike. The fourth quarter was impacted by a charge of $4.4 million to provision for doubtful accounts relating to the bankruptcy of another large band customer; and lower than expected foreign tax credit utilization due to lower domestic income, which shifted our tax rate from 60% to (75.3%) for 2006.

The following is a summary of unaudited results of operations, in thousands except share and per share data.

	2007
For the years ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$93,432	$92,257	$99,293	$121,332
Gross profit	27,240	28,565	28,091	39,590
Net income	1,430	3,153	3,008	7,819
Basic earnings per share	$0.17	$0.37	$0.35	$0.91
Diluted earnings per share	$0.17	$0.36	$0.35	$0.90
Weighted average shares:
Basic	8,419,148	8,520,949	8,569,253	8,577,449
Diluted	8,579,978	8,662,405	8,683,025	8,672,582

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$95,194	$92,423	$90,876	$106,127
Gross profit	25,992	23,149	26,045	32,221
Net (loss) income	(1,842)	(861)	968	1,067
Basic earnings per share	$(0.23)	$(0.10)	$0.12	$0.13
Diluted earnings per share	$(0.23)	$(0.10)	$0.11	$0.13
Weighted average shares:
Basic	8,152,369	8,331,652	8,357,153	8,373,904
Diluted	8,152,369	8,331,652	8,430,306	8,515,969

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2007, the end of the period covered by this report.

Internal Control Over Financial Reporting

There were changes in our Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, our Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on its assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company’s internal control over financial reporting as stated in their report, which appears below.

By: /s/	Dana D. Messina
Dana D. Messina
Chief Executive Officer
March 17, 2008

By: /s/	Dennis M. Hanson
Dennis M. Hanson
Chief Financial Officer
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steinway Musical Instruments, Inc.
Waltham, Massachusetts

We have audited the internal control over financial reporting of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 17, 2008

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accounting Fees and Services

The information called for by this item is hereby incorporated by reference to the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Registrant (6)
3.2	Bylaws of Registrant (3)
3.3	Amendment No. 1 to Bylaws of Registrant (4)
3.4	Amendment No. 2 to Bylaws of Registrant (16)
4.1	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer; the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee (11)
10.1	Employment Agreement, dated May 8, 1989, between Steinway Musical Properties, Inc. and Thomas Kurrer (2)
10.2	Employment Agreement dated as of August 29, 2007 by and between Steinway & Sons and Thomas Kurrer (16)
10.3	Employment Agreement dated as of May 1, 1995 between Steinway Musical Properties, Inc. and Bruce Stevens (2)
10.4	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Bruce Stevens (6)
10.5	Employment Agreement dated as of August 29, 2007 by and between Steinway, Inc. and Ronald Losby (16)
10.6	Employment Agreement dated as of May 1, 1995 between Steinway Musical Properties, Inc. and Dennis Hanson (2)
10.7	Employment Agreement Renewal and Amendment dated January 1, 1997 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (6)
10.8	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (16)
10.9	Employment Agreement dated as of January 4, 1999 between the Registrant and Dana Messina (7)
10.10	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Dana Messina (16)

10.11	Employment Agreement dated as of January 4, 1999 between the Registrant and Kyle Kirkland (7)
10.12	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Kyle Kirkland (16)
10.13	Environmental Indemnification and Non-Competition Agreement, dated as of August 9, 1993, between The Selmer Company, Inc. and Philips Electronics North American Corporation (1)
10.14	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
10.15	Form of Non-compete Agreement dated July 1996 between Steinway Musical Instruments, Inc. and each of Thomas Burzycki, Bruce Stevens, Dennis Hanson and Michael Vickrey (5)
10.16	Employment Agreement dated October 17, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr. (8)
10.17

Third Amended and Restated Credit Agreement, dated as of September 29, 2006, among Conn-Selmer, Inc., f/k/a The Selmer Company, Inc., and the surviving corporation of the merger of United Musical Instruments USA, Inc., United Musical Instruments Holdings, Inc. and The SMI Trust with and into Conn-Selmer, Inc., Steinway, Inc., Boston Piano Company, Inc., and together with Conn-Selmer and Steinway, as borrowers, those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC (successor by merger to GMAC Commercial Credit, LLC), as Administrative Agent (12)

10.18

First Amendment to the Third Amended and Restated Credit Agreement, dated as of December 12, 2007, among Conn-Selmer, Inc., f/k/a The Selmer Company, Inc., and the surviving corporation of the merger of United Musical Instruments, USA, Inc., United Musical Instruments Holdings, Inc. and The SMI Trust with and into Conn-Selmer, Inc., Boston Piano Company, Inc., and together with Conn-Selmer and Steinway, as borrowers, those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC (successor by merger to GMAC Commercial Credit, LLC), as Administrative Agent

10.19	Asset Purchase Agreement dated as of December 15, 2006, by and between Steinway Musical Instruments, Inc. and Dennis Bamber, Inc., d/b/a The Woodwind & The Brasswind, and its Chapter 11 Estate (13)
10.20	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359
10.21

Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Jointers of America (17)

10.22	Labor Contract Agreement between Frank Holton Company and Local No. M94 of the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers, & Helpers (10)
10.23	Summary Description of Compensation for Non-Employee Directors (14)
10.24	Steinway Musical Instruments, Inc. 2006 Stock Compensation Plan (15)
10.25	Steinway Musical Instruments, Inc. 2006 Employee Stock Purchase Plan (15)
14.0	Code of Ethics and Professional Conduct (9)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Commission on February 8, 1994 as an exhibit to the Registrant’s Registration Statement on Form S-1.

(2)	Previously filed with the Commission on June 7, 1995 as an exhibit to the Registrant’s Registration Statement on Form S-4.

(3)	Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1.

(4)	Previously filed with the Commission on July 5, 1996 as an Exhibit to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1.

(5)	Previously filed with the Commission on July 25, 1996 as an exhibit to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1.

(6)	Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(7)	Previously filed with the Commission on August 16, 1999 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(8)	Previously filed with the Commission on March 18, 2003 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(9)	Previously filed with the Commission on March 31, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K.

(10)	Previously filed with the Commission on November 9, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q.

(11)	Previously filed with the Commission on February 27, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K.

(12)	Previously filed with the Commission on October 4, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K.

(13)	Previously filed with the Commission on December 20, 2006 as an exhibit to the Registrant’s Current Report on Form 8-K.

(14)	Previously filed with the Commission on May 15, 2007 in the Registrant’s Current Report on Form 8-K.

(15)	Previously filed with the Commission on July 17, 2007 as an exhibit to the Registrant’s Registration Statement on Form S-8.

(16)	Previously filed with the Commission on August 31, 2007 as an exhibit to the Registrant’s Current Report on Form 8-K.

(17)	Previously filed with the Commission on January 31, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.

By:	/s/ Dana D. Messina	March 17, 2008
	Dana D. Messina	(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed below on March 17, 2008:

Signature	Title

/s/ Dana D. Messina	Director and Chief Executive Officer (Principal Executive Officer)
Dana D. Messina

/s/ Dennis M. Hanson	Chief Financial Officer (Principal Financial and Accounting Officer)
Dennis M. Hanson

/s/ Kyle R. Kirkland	Chairman of the Board
Kyle R. Kirkland

/s/ John M. Stoner, Jr.	Director
John M. Stoner, Jr.

/s/ Thomas Kurrer	Director
Thomas Kurrer

/s/ Peter McMillan	Director
Peter McMillan

/s/ A. Clinton Allen	Director
A. Clinton Allen

/s/ Rudolph K. Kluiber	Director
Rudolph K. Kluiber

/s/ David Lockwood	Director
David Lockwood