Form 10-Q
period 2008-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2008-05-08
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of Common Stock issued and outstanding as of May 5, 2008:

Class A	477,952
Ordinary	8,104,728
Total	8,582,680

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$94,186	$93,432
Cost of sales	66,794	66,192

Gross profit	27,392	27,240

Operating expenses:
Sales and marketing	13,051	12,664
Provision for doubtful accounts	353	126
General and administrative	8,781	9,206
Other operating expenses	403	877
Total operating expenses	22,588	22,873

Income from operations	4,804	4,367

Other income, net	(37)	(170)
Gain on extinguishment of debt	(636)	—
Interest income	(952)	(1,096)
Interest expense	3,109	3,248
Total non-operating expenses	1,484	1,982

Income before income taxes	3,320	2,385

Income tax provision	1,345	955

Net income	$1,975	$1,430

Earnings per share:
Basic	$0.23	$0.17
Diluted	$0.23	$0.17

Weighted average shares:
Basic	8,579,203	8,419,148
Diluted	8,654,843	8,579,978

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$30,750	$37,304
Accounts, notes and other receivables, net of allowances of $17,231 and $17,519 in 2008 and 2007, respectively	70,521	73,131
Inventories, net	162,933	152,451
Prepaid expenses and other current assets	11,675	11,272
Deferred tax assets	12,931	11,571
Total current assets	288,810	285,729

Property, plant and equipment, net of accumulated depreciation of $97,782 and $94,221 in 2008 and 2007, respectively	94,158	94,150
Trademarks	14,501	14,119
Goodwill	34,124	32,907
Other intangibles, net	3,644	3,937
Other assets	18,043	18,014
Long-term deferred tax assets	8,427	8,822

Total assets	$461,707	$457,678

Liabilities and stockholders’ equity
Current liabilities:
Debt	$2,508	$2,285
Accounts payable	16,005	12,381
Other current liabilities	48,449	52,320
Total current liabilities	66,962	66,986

Long-term debt	168,305	173,981
Deferred tax liabilities	15,017	15,003
Pension and other postretirement benefit liabilities	32,376	30,093
Other non-current liabilities	7,889	7,836
Total liabilities	290,549	293,899

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	94,617	94,370
Retained earnings	114,879	112,917
Accumulated other comprehensive income	6,868	1,773
Treasury stock, at cost	(45,217)	(45,292)
Total stockholders’ equity	171,158	163,779

Total liabilities and stockholders’ equity	$461,707	$457,678

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,975	$1,430
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,685	2,569
Amortization of bond discount	42	41
Gain on extinguishment of debt	(636)	—
Stock-based compensation expense	245	264
Excess tax benefits from stock-based awards	(2)	(255)
Tax benefit from stock option exercises	2	496
Deferred tax benefit	(1,297)	(1,352)
Provision for doubtful accounts	353	126
Purchase of trading securities, net	(212)	(206)
Other	449	(29)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	3,170	696
Inventories	(7,079)	(11,148)
Prepaid expenses and other assets	(207)	322
Accounts payable	3,412	(209)
Other liabilities	(5,179)	(4,737)
Cash flows from operating activities	(2,279)	(11,992)

Cash flows from investing activities:
Capital expenditures	(1,071)	(844)
Proceeds from disposals of property, plant and equipment	311	15
Cash flows from investing activities	(760)	(829)

Cash flows from financing activities:
Borrowings under lines of credit	1,657	23,302
Repayments under lines of credit	(1,739)	(9,147)
Repayment of long-term debt, net of discount	(4,981)	—
Proceeds from issuance of common stock	62	2,497
Dividends paid	—	(25,187)
Excess tax benefits from stock-based awards	2	255
Cash flows from financing activities	(4,999)	(8,280)

Effect of foreign exchange rate changes on cash	1,484	141

Decrease in cash	(6,554)	(20,960)
Cash, beginning of period	37,304	30,409

Cash, end of period	$30,750	$9,449

Supplemental Cash Flow Information
Interest paid	$6,142	$6,188
Taxes paid	$3,334	$3,571

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2008	$11	$94,370	$112,917	$1,773	$(45,292)	$163,779
Comprehensive income:
Net income			1,975			1,975
Foreign currency translation adjustments				5,095		5,095
Total comprehensive income						7,070
Exercise of 3,200 options for shares of common stock			(13)		75	62
Stock-based compensation		245				245
Tax benefit of options exercised		2				2
Balance, March 31, 2008	$11	$94,617	$114,879	$6,868	$(45,217)	$171,158

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2008

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying consolidated and condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2007, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken in our tax filings or positions is more likely than not to be realized, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At adoption date, we made a comprehensive review of our uncertain tax positions. We believe appropriate provisions for outstanding issues have been made.

In conjunction with the adoption of FIN 48, we began reporting income tax-related interest and penalties as a component of income tax expense. Prior to adoption, such interest was reported in interest expense. We file income tax returns at the U.S. federal, state, and local levels, as well as in several foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2004.

There have been no material changes to the liability for uncertain tax positions. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

Stock-based Compensation -We record compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted. We estimate the fair value of our stock option awards (less estimated forfeitures) and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model.

Earnings per Common Share - We compute earnings per share using the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

Three Months Ended March 31,	2008	2007
Weighted-average shares:
For basic earnings per share	8,579,203	8,419,148
Dilutive effect of stock options	75,640	160,830
For diluted earnings per share	8,654,843	8,579,978

We did not include 214,400 and 20,000 outstanding options to purchase shares of common stock in the computation of diluted earnings per common share for the three months ended March 31, 2008 and 2007, respectively, because their exercise prices were more than the average market price of our common shares, and therefore antidilutive.

Accumulated Other Comprehensive Income - Accumulated other comprehensive income is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Income
Balance January 1, 2008	$9,041	$(11,616)	$4,348	$1,773
Activity	5,095	—	—	5,095
Balance March 31, 2008	$14,136	$(11,616)	$4,348	$6,868

Recent Accounting Pronouncements - On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We already record marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The adoption of SFAS 159 had no impact on our consolidated financial position and results of operations as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted SFAS 157, which did not have an impact on our consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We will comply with this component of SFAS 157 January 1, 2009. We are currently evaluating these requirements of SFAS 157 and have not yet determined the impact its adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations” (“ SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will comply with SFAS 141R January 1, 2009.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. We will be required to comply with SFAS 160

January 1, 2009.  The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. We will comply with SFAS 161 January 1, 2009.

(3)           Inventories

	March 31, 2008	December 31, 2007
Raw materials	$19,488	$18,615
Work-in-process	52,193	51,402
Finished goods	91,252	82,434
	$162,933	$152,451

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

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2008	$24,352	$8,555	$32,907
Foreign currency translation impact	1,217	—	1,217
Balance, March 31, 2008	$25,569	$8,555	$34,124

Trademarks:
Balance, January 1, 2008	$8,295	$5,824	$14,119
Foreign currency translation impact	382	—	382
Balance, March 31, 2008	$8,677	$5,824	$14,501

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balance. These assets consist of the following:

	March 31, 2008	December 31, 2007

Gross deferred financing costs:	$5,630	$5,755
Accumulated amortization	(2,123)	(1,980)
Deferred financing costs, net	$3,507	$3,775

Gross covenants not to compete:	$500	$500
Accumulated amortization	(363)	(338)
Covenants not to compete, net	$137	$162

Deferred financing costs were impacted by our purchase of $5.8 million of our Senior Notes in March 2008. This repurchase is described more fully in Note 6. The weighted-average amortization period for deferred financing costs is six years, and the weighted-average amortization period of covenants not to compete is five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

Three Months Ended March 31,	2008	2007
Amortization expense	$198	$196

The following table shows the total estimated amortization expense for the remainder of 2008 and beyond:

Estimated amortization expense:	Amount

Remainder of 2008	$580
2009	732
2010	649
2011	608
2012	497
2013 and thereafter	578
Total	$3,644

(5)                                 Other Current Liabilities

	March 31, 2008	December 31, 2007
Accrued payroll and related benefits	$17,540	$16,721
Current portion of pension and other postretirement benefit liabilities	1,416	1,440
Accrued warranty expense	1,532	1,541
Accrued interest	961	4,049
Deferred income	11,222	10,224
Environmental liabilities	2,612	2,648
Income and other taxes payable	5,419	6,139
Other accrued expenses	7,747	9,558
Total	$48,449	$52,320

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007 is as follows:

	March 31, 2008	March 31, 2007	December 31, 2007
Beginning balance	$1,541	$1,888	$1,888
Additions	262	8	798
Claims and reversals	(307)	(240)	(1,200)
Foreign currency translation impact	36	(8)	55
Ending balance	$1,532	$1,648	$1,541

(6)           Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2008	December 31, 2007
7.00% Senior Notes	$169,250	$175,000
Unamortized bond discount	(945)	(1,019)
Domestic line of credit	—	—
Open account loans, payable on demand	2,508	2,285
Total	170,813	176,266
Less: current portion	(2,508)	(2,285)
Long-term debt	$168,305	$173,981

Scheduled payments of debt are as follows:

March 31, 2008
Remainder of 2008	$2,508
2009	—
2010	—
2011	—
2012	—
Thereafter	169,250
Total	$171,758

In March 2008, we repurchased $5.8 million of our Senior Notes at a price of 86.625 plus interest. As a result, we recorded a net gain on extinguishment of debt of $0.6 million. A summary of the transaction is as follows:

Three Months Ended March 31,	2008
Principal repurchased	$5,750
Accrued interest	19
Subtotal	5,769
Less:
Cash paid	(5,000)
Deferred financing costs write-off	(101)
Bond discount write-off	(32)
Net gain on extinguishment of debt	$636

(7)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. As of March 31, 2008 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Stock Plans - The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms.

We had reserved 721,750 treasury stock shares to issue under our 1996 Stock Plan, once we reached our registered share limitation. This plan has expired but still has vested and unvested options outstanding. In early 2007 we reached our registered share limitation and have since issued 95,674 shares of treasury stock to cover options exercised, with 414,076 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was less than $0.1 million for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007.

The compensation cost and the income tax benefit recognized for these plans is as follows:

Three Months Ended March 31,	2008	2007
Compensation cost included in basic and diluted income per share	$0.03	$0.03
Stock-based compensation expense	245	264
Income tax benefit	27	42

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

Key assumptions used to apply this pricing model to the 2006 Stock Plan are as follows:

Three Months Ended March 31,	2008	2007
Risk-free interest rate	2.9%	4.6%
Weighted-average expected life of option feature (in years)	7.1	8.1
Expected volatility of underlying stock	25.9%	25.2%
Expected dividends	n/a	n/a
Weighted-average fair value of option feature	$10.01	$13.66

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2008	544,576	$23.78
Granted	32,500	28.90
Exercised	(3,200)	19.04
Forfeited	(3,400)	31.55
Outstanding at March 31, 2008	570,476	$24.05	6.2	$3,198,006

Exercisable at March 31, 2008	361,056	$21.02	4.9	$2,930,146

The total intrinsic value of the options exercised during the three months ended March 31, 2008 and 2007 was less than $0.1 million and $1.6 million, respectively.

As of March 31, 2008, there was $2.0 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.6 years.

The following tables set forth information regarding the Purchase Plan:

Three Months Ended March 31,	2008	2007
Risk-free interest rate	4.8%	5.1%
Weighted-average expected life of option feature (in years)	1.0	1.0
Expected volatility of underlying stock	25.8%	24.7%
Expected dividends	n/a	n/a
Weighted-average fair value of option feature	$8.69	$6.22

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2008	10,441	$28.73
Shares subscribed	6,694	28.73
Exercised	—	—
Canceled, forfeited, or expired	(500)	28.73
Outstanding at March 31, 2008	16,635	$28.73	0.3	$72,030

As reported in the consolidated statements of cash flows, cash received from option exercises under the Stock Plan for the periods ended March 31, 2008 and 2007 was $0.1 million and $2.5 million, respectively. SFAS 123R requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities. Accordingly, for the periods ended March 31, 2008 and 2007, less than $0.1 million and $0.3 million, respectively, of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the periods ended March 31, 2008 and 2007, less than $0.1 million and $0.5 million, respectively, of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

(8)           Facility Rationalization - Band

As part of our effort to reduce excess manufacturing capacity in our band segment, in December 2007 we announced the pending closure of our Kenosha, Wisconsin woodwind manufacturing facility, which we expect to cease operations in June 2008. This facility’s production is currently being relocated to our Elkhart, Indiana woodwind manufacturing facility. In February 2008, management decided to terminate production of musical instrument cases, which were manufactured in a leased facility in North Carolina. The remaining production and assembly work occurring in that facility was not impacted by this termination, which occurred in April 2008.

As a result of these events, we previously recorded $0.1 million in facility impairment charges as a component of operating expenses and less than $0.1 million in severance costs as a component of cost of goods sold for the year ended December 31, 2007. We recorded $0.4 million in severance costs during the first quarter, and expect an additional $0.2 million during the second quarter of 2008. The severance liability and related activity associated with the band segment’s facility rationalization project are as follows:

Three Months Ended March 31,	2008
January 1, 2008	$39
Additions charged to cost of sales	367
Payments	—
March 31, 2008	$406

We also recorded $0.1 million of inventory write-down charges related to musical instrument cases in the first quarter of 2008.

(9)           Other Income, Net

Three Months Ended March 31,	2008	2007

West 57th building income	$(1,163)	$(1,163)
West 57th building expenses	821	811
Foreign exchange (gains) losses, net	(47)	235
Miscellaneous	352	(53)
Other income, net	$(37)	$(170)

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

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000 and subsequently sold. We estimate our costs, which approximate $0.8 million, over a 13-year period. We have accrued approximately $0.6 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
Remainder of 2008	$36
2009	61
2010	61
2011	61
2012	61
Thereafter	484
Total	$764

We received notification from the Arizona Department of Environmental Quality (“ADEQ”) that, among other things, the required periodic reports related to this environmental remediation effort were not filed timely for 1999-2005 and, therefore, ADEQ has proposed a fine of $0.8 million. Since the violations are limited to administrative items, and research indicates that fines paid to ADEQ for similar violations (those with no environmental harm) were less than $0.1 million, we believe this matter will be settled for $0.1 million and have included this amount in accounts payable.

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $2.0 million. Pursuant to the purchase and sale agreement, we sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. In 2007, we reduced this receivable to $2.1 million based on the current estimated costs of remediation. We have reached an agreement with Grenadilla whereby environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek further indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

(11)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2008	2007	2008	2007
Service cost	$147	$225	$203	$198
Interest cost	854	814	482	394
Expected return on plan assets	(1,296)	(1,250)	(101)	(90)
Amortization of prior service cost	40	108	—	—
Recognized loss	12	128	24	70
Net periodic benefit (income) cost	$(243)	$25	$608	$572

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

Three Months Ended March 31,	2008	2007
Service cost	$2	$10
Interest cost	27	34
Amortization of transition obligation	—	9
Amortization of prior service costs	(13)	—
Recognized loss (gain)	8	(41)
Net postretirement benefit cost	$24	$12

We do not intend to make any contributions to our domestic pension plan this year. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.2 million for the current year. As of March 31, 2008, we have made contributions of less than $0.1 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2008 benefit payments under these plans are $1.4 million, of which $0.3 million was paid in the first quarter.

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

The following tables present information about our operating segments for the three months ended March 31, 2008 and 2007:

	Piano Segment				Band & Orchestral Segment			Other
2008	U.S.	Germany	Other	Total	U.S.	Other	Total	& Elim	Consolidated
Net sales to external customers	$27,294	$14,931	$12,461	$54,686	$37,380	$2,120	$39,500	$—	$94,186
Income (loss) from operations	1,288	3,648	856	5,792	(11)	(238)	(249)	(739)	4,804

	Piano Segment				Band & Orchestral Segment			Other &
2007	U.S.	Germany	Other	Total	U.S.	Other	Total	Elim	Consolidated
Net sales to external customers	$29,628	$13,510	$9,787	$52,925	$38,779	$1,728	$40,507	$—	$93,432
Income (loss) from operations	1,942	3,601	793	6,336	(899)	53	(846)	(1,123)	4,367

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS
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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies based on the definition above.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; recent geopolitical events; increased competition; work stoppages and slowdowns; impact of dealer consolidations on orders; ability of new workers to meet desired production levels; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new product and distribution strategies; ability of suppliers to meet demand; concentration of credit risk; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully integrate and operate acquired businesses. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report

(unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,				Change
	2008		2007		$	%

Net sales
Band	$39,500		$40,507		(1,007)	(2.5)
Piano	54,686		52,925		1,761	3.3
Total sales	94,186		93,432		754	0.8

Cost of sales
Band	30,975		32,305		(1,330)	(4.1)
Piano	35,819		33,887		1,932	5.7
Total cost of sales	66,794		66,192		602	0.9

Gross profit
Band	8,525	21.6%	8,202	20.2%	323	3.9
Piano	18,867	34.5%	19,038	36.0%	(171)	(0.9)
Total gross profit	27,392		27,240		152	0.6
	29.1%		29.2%

Operating expenses	22,588		22,873		(285)	(1.2)

Income from operations	4,804		4,367		437	10.0

Other income, net	(37)		(170)		133	(78.2)
Gain on extinguishment of debt	(636)		—		(636)	—
Net interest expense	2,157		2,152		5	0.2
Non-operating expenses	1,484		1,982		(498)	(25.1)

Income before income taxes	3,320		2,385		935	39.2

Income tax provision	1,345	40.5%	955	40.0%	390	40.8

Net income	$1,975		$1,430		545	38.1

Overview - Piano division revenue improved due to strong mid-priced piano line sales and consistent Steinway grand shipments overseas. Despite the revenue improvement, piano margins deteriorated due to fewer Steinway grand retail sales overseas, as well as the shift towards lower margin mid-priced pianos. The shortfall in band division sales was caused by backorders and delivery issues for certain student level sourced instruments, which we expect to improve during the second quarter. Band division margins improved due to a shift in mix towards higher margin intermediate and professional level instruments.

Net Sales – Despite a $1.0 million decrease in band division sales, net sales improved slightly due to higher overseas piano division sales, which increased $4.1 million. $2.9 million of this increase is attributable to foreign currency translation, while an additional $1.5 million was generated by improved Steinway and Boston grand piano sales in China. Domestic piano division sales decreased $2.3 million due to fewer sales at the wholesale level, which resulted in a 21% decrease in Steinway grand piano sales. Retail sales remained strong, largely due to institutional sales. Although band division shipments decreased 18% due to the backorder status of certain student instruments which we source from third parties, the shift in mix from lower-priced student band instruments to intermediate and professional level instruments mitigated the adverse impact on revenue.

Gross Profit - Gross profit remained relatively stable, as improved band division margins and profit offset lower margins and profit at our piano division. Domestically, piano margins were on par with the prior period (31.9% vs. 31.8%) due to the shift towards retail sales. Overseas margins deteriorated due to fewer retail sales and the adverse impact of a strong euro in certain parts of Europe and Asia. The band division’s gross profit benefited from the shift in mix towards higher margin intermediate and professional level band instruments. Additionally, improved overhead absorption at our Elkhart, Indiana brass instrument manufacturing facility more than offset the adverse impact of production inefficiencies and $0.4 million in severance costs associated with plant closures.

Operating Expenses – Operating expenses decreased $0.3 million despite the adverse impact of $0.5 million in foreign currency translation and $0.2 million increase in bad debt reserves. The major contributing factor to this decrease was the absence of $0.5 million reserve against the $2.0 million escrowed deposit relating to an asset purchase agreement, which occurred in the year-ago period.

Non-operating Expenses - Non-operating expenses decreased $0.5 million due to the $0.6 million gain on extinguishment of $5.8 million of our Senior Notes. Net interest expense remained consistent, as the debt extinguishment occurred towards the end of the period. The $0.3 million shift from foreign exchange losses to foreign exchange gains was offset by a shift of the same amount from unrealized gains to unrealized losses on Supplemental Executive Retirement Plan assets.

Income Taxes - Our effective tax rate is comprised of 38% associated with current year income and 2.5% relating to uncertain tax positions. In the year-ago period, the impact of these positions was not material to the effective rate.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2008 and 2007 are summarized as follows:

	2008	2007	Change
Net income:	$1,975	$1,430	$545
Changes in operating assets and liabilities	(5,883)	(15,076)	9,193
Other adjustments to reconcile net income to cash from operating activities	1,629	1,654	(25)
Cash flows from operating activities	(2,279)	(11,992)	9,713

Cash flows from investing activities	(760)	(829)	69

Cash flows from financing activities	(4,999)	(8,280)	3,281

Cash flows generated from operating activities improved $9.7 million due to improvements in working capital accounts, as cash provided by accounts receivable and inventory increased $2.5 million and $4.1 million, respectively.  In addition, cash generated by accounts payable increased $3.6 million, largely due to timing of payments to band division vendors.

Cash flows used for investing activities decreased slightly as the increase in cash used for capital expenditures of $0.2 million was more than offset by proceeds from the sale of non-manufacturing assets overseas. We expect capital expenditures to be in the range of $5.0 to $7.0 million in 2008.

The use of cash for financing activities decreased $3.3 million as compared to the year-ago period. In 2007, we paid $25.2 million in dividends with operating cash supplemented by domestic line of credit borrowings. In 2008, we had no domestic line of credit borrowings, so cash used for financing activities was limited to the extinguishment of $5.8 million of our Senior Notes.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”). The Credit Facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and fixed assets. As of March 31, 2008, there was nothing outstanding on our Credit Facility, and borrowing availability, net of letters of credit, was approximately $98.7 million.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.5 million ($27.7 million at the March 31, 2008 exchange rate), net of borrowing restrictions of €0.5 million ($0.9 million at the March 31, 2008 exchange rate) and are payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.5 million ($1.0 million at the March 31, 2008 exchange rate) for use by our U.K. branch and ¥300 million ($3.0 million at the March 31, 2008 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.9 million at the March 31, 2008 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.9% for Japanese yen loans.  We had no outstanding borrowings as of March 31, 2008 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($4.6 million at the March 31, 2008 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 1.0% (outstanding borrowings at 1.6% at March 31, 2008) and expires on January 31, 2010. As of March 31, 2008, we had $2.5 million outstanding on this revolving loan agreement.

At March 31, 2008, our total outstanding indebtedness amounted to $171.8 million, consisting of $169.3 million of 7.00% Senior Notes and $2.5 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of March 31, 2008 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

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

We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2008, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through the remainder of 2008.

Contractual Obligations - The following table provides a summary of our contractual obligations at March 31, 2008.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$241,897	$14,397	$23,695	$23,695	$180,110
Capital leases	35	16	19	—	—
Operating leases (2)	264,804	4,831	9,413	8,109	242,451
Purchase obligations (3)	24,979	24,963	16	—	—
Other long-term liabilities (4)	40,147	8,179	4,737	4,723	22,508
Total	$571,862	$52,386	$37,880	$36,527	$445,069

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable March 31, 2008 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $250.5 million of our operating lease obligations are attributable to the ninety-nine year land lease associated with the purchase of Steinway Hall; the remainder is attributable to the leasing of other facilities and equipment.

(3)	Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.
(4)

Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 11 in the Notes to Consolidated Financial Statements included within this filing, liabilities relating to uncertain tax positions which are expected to be settled within one year, and obligations under employee and consultant agreements. We have not included $2.6 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We already record marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The adoption of SFAS 159 had no impact on our consolidated financial position and results of operations as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted SFAS 157, which did not have an impact on our consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We will comply with this component of SFAS 157 January 1, 2009. We are currently evaluating these requirements of SFAS 157 and have not yet determined the impact its adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations” (“ SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will comply with SFAS 141R January 1, 2009.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. We will be required to comply with SFAS 160 January 1, 2009.  The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. We will comply with SFAS 161 January 1, 2009.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts. They are not designated as hedges for accounting purposes. These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our revolving loans bear interest at rates that fluctuate with changes in Prime, LIBOR, TIBOR, and EURIBOR. As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: May 8, 2008