Form 10-Q
period 2008-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2008-08-08
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Number of shares of Common Stock issued and outstanding as of August 5, 2008:

Class A	477,952
Ordinary	8,061,007
Total	8,538,959

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1                           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$98,521	$92,257	$192,707	$185,689
Cost of sales	69,476	63,692	136,270	129,884

Gross profit	29,045	28,565	56,437	55,805

Operating expenses:
Sales and marketing	11,937	12,021	25,341	24,811
General and administrative	8,892	8,141	17,475	17,151
Amortization of intangible assets	261	196	459	392
Other operating expenses	66	158	469	1,035
Facility rationalization charges	1,062	—	1,062	—
Total operating expenses	22,218	20,516	44,806	43,389

Income from operations	6,827	8,049	11,631	12,416

Other expense (income), net	54	(21)	17	(191)
Gain on extinguishment of debt	—	—	(636)	—
Interest income	(789)	(906)	(1,741)	(2,002)
Interest expense	3,065	3,429	6,174	6,677
Total non-operating expenses	2,330	2,502	3,814	4,484

Income before income taxes	4,497	5,547	7,817	7,932

Income tax provision	1,452	2,394	2,797	3,349

Net income	$3,045	$3,153	$5,020	$4,583

Earnings per share:
Basic	$0.35	$0.37	$0.59	$0.54
Diluted	$0.35	$0.36	$0.58	$0.53

Weighted average shares:
Basic	8,580,318	8,520,949	8,579,761	8,470,049
Diluted	8,670,687	8,662,405	8,663,569	8,621,823

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30,	December 31
	2008	2007
Assets
Current assets:
Cash	$29,416	$37,304
Accounts, notes and other receivables, net of allowances of $17,250 and $17,519 in 2008 and 2007, respectively	72,953	73,131
Inventories, net	168,208	152,451
Prepaid expenses and other current assets	10,905	11,272
Deferred tax assets	12,908	11,571
Total current assets	294,390	285,729

Property, plant and equipment, net of accumulated depreciation of $97,309 and $94,221 in 2008 and 2007, respectively	92,277	94,150
Trademarks	16,718	14,119
Goodwill	34,078	32,907
Other intangibles, net	6,044	3,937
Other assets	17,614	18,014
Long-term deferred tax assets	8,471	8,822

Total assets	$469,592	$457,678

Liabilities and stockholders’ equity
Current liabilities:
Debt	$2,354	$2,285
Accounts payable	17,705	12,381
Other current liabilities	51,423	52,320
Total current liabilities	71,482	66,986

Long-term debt	168,345	173,981
Deferred tax liabilities	14,984	15,003
Pension and other postretirement benefit liabilities	32,398	30,093
Other non-current liabilities	9,007	7,836
Total liabilities	296,216	293,899

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	94,886	94,370
Retained earnings	117,917	112,917
Accumulated other comprehensive income	6,416	1,773
Treasury stock, at cost	(45,854)	(45,292)
Total stockholders’ equity	173,376	163,779

Total liabilities and stockholders’ equity	$469,592	$457,678

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,020	$4,583
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	5,465	5,213
Amortization of bond discount	82	83
Gain on extinguishment of debt	(636)	—
Facility rationalization charges	1,062	—
Stock-based compensation expense	511	643
Excess tax benefits from stock-based awards	(4)	(402)
Tax benefit from stock option exercises	5	726
Deferred tax benefit	(1,349)	(1,907)
Other	724	378
Changes in operating assets and liabilities:
Accounts, notes and other receivables	1,389	(2,261)
Inventories	(13,111)	(22,778)
Prepaid expenses and other assets	483	63
Accounts payable	4,639	(953)
Other liabilities	(2,849)	73
Cash flows from operating activities	1,431	(16,539)

Cash flows from investing activities:
Capital expenditures	(2,426)	(2,394)
Proceeds from disposals of property, plant and equipment	315	90
Acquisition of business, net of cash acquired	(2,986)	—
Cash flows from investing activities	(5,097)	(2,304)

Cash flows from financing activities:
Borrowings under lines of credit	2,066	81,656
Repayments under lines of credit	(2,162)	(62,532)
Repayments of long-term debt, net of discount	(4,981)	—
Proceeds from issuance of common stock	108	3,495
Purchase of treasury stock	(690)	—
Dividends paid	—	(25,187)
Excess tax benefits from stock-based awards	4	402
Cash flows from financing activities	(5,655)	(2,166)

Effect of foreign exchange rate changes on cash	1,433	301

Decrease in cash	(7,888)	(20,708)
Cash, beginning of period	37,304	30,409
Cash, end of period	$29,416	$9,701

Supplemental Cash Flow Information
Interest paid	$6,245	$6,680
Taxes paid	$7,110	$6,086

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2008	$11	$94,370	$112,917	$1,773	$(45,292)	$163,779
Comprehensive income:
Net income			5,020			5,020
Foreign currency translation adjustments				4,643		4,643
Total comprehensive income						9,663
Exercise of 5,500 options for shares of common stock			(20)		128	108
Stock-based compensation		511				511
Tax benefit of options exercised		5				5
Purchase of 25,800 shares of treasury stock					(690)	(690)
Balance, June 30, 2008	$11	$94,886	$117,917	$6,416	$(45,854)	$173,376

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2008

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)                                 Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2007, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)                                 Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned, including the piano (“Steinway”), band (“Conn-Selmer”), and online music (“Arkiv”) divisions. Intercompany balances have been eliminated in consolidation.

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

The liability for uncertain tax positions decreased $0.7 million in 2008 as a result of settlements with state taxing authorities. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Stock-based Compensation - We record compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted. We estimate the fair value of our stock option awards (less estimated forfeitures) and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model.

Earnings per Common Share - We compute earnings per share using the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflects the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average shares:
For basic earnings per share	8,580,318	8,520,949	8,579,761	8,470,049
Dilutive effect of stock options	90,369	141,456	83,808	151,774
For diluted earnings per share	8,670,687	8,662,405	8,663,569	8,621,823

We did not include 158,440 and 461,240 outstanding options to purchase shares of common stock in the computation of diluted earnings per common share for the three months and six months ended June 30, 2008, respectively, because their exercise prices were more than the average market price of our common shares, and therefore antidilutive. All outstanding options were included in the computation of diluted earnings per share for the three months ended June 30, 2007 because the exercise prices of the outstanding options were less than the average market price of our common shares. We did not include 20,000 options to purchase shares of common stock in the computation of diluted earnings per share for the six months ended June 30, 2007 because their impact would have been antidilutive.

We purchased 25,800 of our common stock for $0.7 million during the second quarter pursuant to our share repurchase program. This program, which was announced in the second quarter, permits us to make discretionary purchases of up to $25.0 million.

Accumulated Other Comprehensive Income - Accumulated other comprehensive income is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Income

Balance January 1, 2008	$9,041	$(11,616)	$4,348	$1,773
Activity	4,643	—	—	4,643
Balance June 30, 2008	$13,684	$(11,616)	$4,348	$6,416

Recent Accounting Pronouncements - On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We already record marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The adoption of SFAS 159 had no impact on our consolidated financial position and results of operations as management did not choose to measure any other items at fair value.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations” (“ SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will comply with SFAS 141R January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. We will be required to comply with SFAS 160 January 1, 2009. The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. We will comply with SFAS 161 January 1, 2009.

(3)                                 Acquisitions

On May 16, 2008 we acquired 100% of the membership interest in ArkivMusic, LLC (“Arkiv”), an online retailer of classical music. We have included the operating results and net assets of Arkiv in our financial statements since the date of acquisition.

We acquired Arkiv because its product and customer base are complementary to ours, and we will be able to cross-market our products. Under terms of the membership purchase agreement, we disbursed $3.0 million for the purchase price, and owe additional installment payments of $0.5 million in each of the next three years. In addition, we are obligated to pay an amount equal to 5% of the net operating profits of Arkiv, if any, for 2008, 2009, and 2010, the sum of which is not to exceed $2.5 million. The final purchase price is dependent upon a calculation derived from the 2010 net operating profits which, when finalized, may result in an additional payment of not more than $11.0 million. In the event that we terminate a particular former owner without cause and do not offer another one of the former owners the vacated position, we are required to make a mandatory final purchase price payment of $8.3 million. We are still accumulating certain information relative to the valuation of intangible assets that may impact the final purchase price allocation. Accordingly, the final purchase price allocation may differ from the amounts presented below. The purchase price is based on the preliminary acquisition cost determination of $4.8 million and has been allocated to acquired assets and assumed liabilities as of May 16, 2008 as follows:

Current assets	$351
Property, plant, and equipment	33
Trademarks	2,231
Non-compete agreements	250
Customer relationships	425
Website and developed technology	1,987
Accounts payable	(499)
Other current liabilities	(25)
Subtotal	$4,753
Less: Installment payments	(1,605)
Cash acquired	(162)
Total cash paid	$2,986

Subsequent footnotes providing details of our significant balance sheet accounts include the impact of the Arkiv acquisition as of June 30, 2008.

(4)                                 Inventories

	June 30, 2008	December 31, 2007

Raw materials	$19,590	$18,615
Work-in-process	50,026	51,402
Finished goods	98,592	82,434
	$168,208	$152,451

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

	Piano	Band	Online Music	Total
Goodwill:
Balance, January 1, 2008	$24,352	$8,555	$—	$32,907
Foreign currency translation impact	1,171	—	—	1,171
Balance, June 30, 2008	$25,523	$8,555	$—	$34,078

Trademarks:
Balance, January 1, 2008	$8,295	$5,824	$—	$14,119
Additions based on preliminary purchase price allocation to acquired assets	—	—	2,231	2,231
Foreign currency translation impact	368	—	—	368
Balance, June 30, 2008	$8,663	$5,824	$2,231	$16,718

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balance. These assets consist of the following:

	June 30, 2008	December 31, 2007

Gross deferred financing costs:	$5,624	$5,755
Accumulated amortization	(2,288)	(1,980)
Deferred financing costs, net	$3,336	$3,775

Gross non-compete agreements:	$750	$500
Accumulated amortization	(394)	(338)
Non-compete agreements, net	$356	$162

Gross customer relationships:	$425	$—
Accumulated amortization	(10)	—
Customer relationships, net:	$415	$—

Gross website and developed technology:	$1,987	$—
Accumulated amortization	(50)	—
Website and software development costs, net	$1,937	$—

Deferred financing costs were impacted by our purchase of $5.8 million of our Senior Notes in March 2008. This repurchase is described more fully in Note 7. Trademarks, non-compete agreements, customer relationships, and website and developed technology were impacted by the acquisition of Arkiv, which is described more fully in Note 3. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of all other amortizable intangibles is five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Amortization expense	$261	$196	$459	$392

The following table shows the total estimated amortization expense for the remainder of 2008 and beyond:

Remainder of 2008	$652
2009	1,263
2010	1,181
2011	1,140
2012	1,029
2013 and thereafter	779
Total	$6,044

(6)           Other Current Liabilities

	June 30, 2008	December 31, 2007
Accrued payroll and related benefits	$18,267	$16,721
Current portion of pension and other postretirement benefit liabilities	1,412	1,440
Accrued warranty expense	1,568	1,541
Accrued interest	3,931	4,049
Deferred income	10,065	10,224
Environmental liabilities	2,560	2,648
Income and other taxes payable	3,559	6,139
Other accrued expenses	10,061	9,558
Total	$51,423	$52,320

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the six months ended June 30, 2008 and 2007, and the year ended December 31, 2007 is as follows:

	June 30, 2008	June 30, 2007	December 31, 2007
Beginning balance	$1,541	$1,888	$1,888
Additions	596	272	798
Claims and reversals	(604)	(580)	(1,200)
Foreign currency translation impact	35	21	55
Ending balance	$1,568	$1,601	$1,541

(7)           Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2008	December 31, 2007
7.00% Senior Notes	$169,250	$175,000
Unamortized bond discount	(905)	(1,019)
Domestic line of credit	—	—
Open account loans, payable on demand	2,354	2,285
Total	170,699	176,266
Less: current portion	(2,354)	(2,285)
Long-term debt	$168,345	$173,981

Scheduled payments of debt are as follows:

June 30, 2008
Remainder of 2008	$2,354
2009	—
2010	—
2011	—
2012	—
Thereafter	169,250
Total	$171,604

In March 2008, we repurchased $5.8 million of our Senior Notes at a price of 86.625% plus interest. As a result, we recorded a net gain on extinguishment of debt of $0.6 million. A summary of the transaction is as follows:

Principal repurchased	$5,750
Accrued interest	19
Subtotal	5,769
Less:
Cash paid	(5,000)
Deferred financing costs write-off	(101)
Bond discount write-off	(32)
Net gain on extinguishment of debt	$636

(8)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. As of June 30, 2008 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan - We have an employee stock purchase plan (“Purchase Plan”) under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings. We have reserved 400,000 shares of common stock for issuance under this plan.

Stock Plans - The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms.

Our 1996 Stock Plan has expired but still has vested and unvested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,450 treasury stock shares to issue under this plan. We have since issued 97,974 shares of treasury stock to cover options exercised, with 391,776 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was less than $0.1 million for the three and six months ended June 30, 2008.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Compensation cost included in basic and diluted income per share	$0.02	$0.04	$0.05	$0.06
Stock-based compensation expense	266	379	511	643
Income tax benefit	58	58	85	100

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

Key assumptions used to apply this pricing model to the 2006 Stock Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3.5%	4.6%	3.4%	4.6%
Weighted average expected life (in years)	7.2	7.2	7.2	8.1
Expected volatility of underlying stock	25.9%	24.7%	25.9%	25.2%
Expected dividends	n/a	n/a	n/a	n/a
Weighted average fair value	$9.93	$13.10	$9.94	$13.65

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2008	544,576	$23.78
Granted	302,300	27.20
Exercised	(5,500)	19.44
Forfeited	(26,360)	28.65
Outstanding at June 30, 2008	815,016	$24.92	7.1	$2,518,886

Exercisable at June 30, 2008	358,756	$21.02	4.5	$2,328,774

The total intrinsic value of the options exercised during the six months ended June 30, 2008 and 2007 was less than $0.1 million and $2.3 million, respectively.

As of June 30, 2008, there was $4.3 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 4.4 years.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	4.8%	5.1%	4.8%	5.1%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	25.9%	24.7%	25.9%	24.7%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$8.69	$6.22	$8.69	$6.22

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2008	10,441	$28.73
Shares subscribed	12,779	28.73
Exercised	—	—
Canceled	(1,230)	28.73
Outstanding at June 30, 2008	21,990	$28.73	0.1	$89,499

As reported in the consolidated statements of cash flows, cash received from option exercises under the Stock Plan for the periods ended June 30, 2008 and 2007 was $0.1 million and $3.5 million, respectively. Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) are required to be classified as a cash flow from financing activities. Accordingly, for the periods ended June 30, 2008 and 2007, less than $0.1 million and $0.4 million, respectively, of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the periods ended June 30, 2008 and 2007, less than $0.1 million and $0.7 million, respectively, of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

(9)           Facility Rationalization – Band

As part of our effort to reduce excess manufacturing capacity in our band segment, in December 2007 we announced the pending closure of our Kenosha, Wisconsin woodwind manufacturing facility, which effectively ceased operations in May 2008. We recorded $0.1 million in facility impairment charges as a component of operating expenses and less than $0.1 million in severance costs as a component of cost of goods sold for the year ended December 31, 2007 related to this facility. Production was relocated to our Elkhart, Indiana woodwind manufacturing facility. In February 2008, management decided to terminate production of musical instrument cases, which were manufactured in a leased facility in North Carolina. The remaining instrument production and assembly work occurring in that facility was not impacted by this termination, which occurred in April 2008. In June 2008, we announced the pending closure of our Elkhorn, Wisconsin brass instrument manufacturing facility. We expect this facility to cease operations in August 2008 and will relocate its production to our Eastlake, Ohio brass instrument manufacturing facility. As a result of this pending closure, we recorded $0.2 million in facility impairment charges as a component of operating expenses. Associated severance costs are shown below.

In June 2008, we agreed to sell our Leblanc clarinet manufacturing facility and operations in France. This facility’s production is being transitioned to our Elkhart, Indiana woodwind manufacturing facility. As a result of this sale, which closed in July 2008, we recorded $0.9 million in facility impairment charges as a component of operating expenses. Since the workers at this facility will be retained by the purchaser, no severance costs have been recorded or are expected.

The severance liability and related activity associated with the band segment’s facility rationalization project are as follows:

	Kenosha	Case	Elkhorn	Total

Facility rationalization severance liability:
Balance, January 1, 2008	$39	$—	$—	$39
Additions charged to cost of sales	431	76	431	938
Payments	(175)	(56)	—	(231)
Balance, June 30, 2008	$295	$20	$431	$746

In the first quarter of 2008, we recorded $0.1 million of inventory write-down charges as a component of cost of goods sold related to musical instrument cases.

Currently we do not expect to incur any additional material charges associated with the facility rationalization project.

(10)         Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

West 57th building income	$(1,164)	$(1,164)	$(2,327)	$(2,327)
West 57th building expenses	820	827	1,641	1,638
Foreign exchange losses, net	405	218	358	453
Miscellaneous	(7)	98	345	45
Other expense (income), net	$54	$(21)	$17	$(191)

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

In this regard, we operate certain manufacturing facilities which were previously owned by Philips Electronics North America Corporation (“Philips”). When we purchased these facilities, Philips agreed to indemnify us for certain environmental matters resulting from activities of Philips occurring prior to December 29, 1988 (the “Environmental Indemnity Agreement”). To date, Philips has fully performed its obligations under the Environmental Indemnity Agreement, which terminates on December 29, 2008, however, we cannot assure investors that it will continue to do so in the future. Four matters covered by the Environmental Indemnity Agreement are currently pending. Philips has entered into Consent Orders with the Environmental Protection Agency (“EPA”) for one site and the North Carolina Department of Environment, Health and Natural Resources for a second site, whereby Philips has agreed to pay required response costs. On October 22, 1998, we were joined as defendant in an action involving a third site formerly occupied by a business we acquired in Illinois. Philips has accepted the defense of this action pursuant to the terms of the Environmental Indemnity Agreement. At the fourth site, which is a third-party waste disposal site, four Conn-Selmer predecessor entities are among the potentially responsible parties (“PRP”) group. The PRP group has entered into a Consent Order with the EPA, the site owners, and the largest contributor. For two of the Conn-Selmer predecessor entities, which were previously owned by Philips, this matter was tendered to Philips pursuant to the Environmental Indemnity Agreement. Philips is a party to the Consent Order and has paid its share of the liability. The four Conn-Selmer predecessor entities paid approximately $0.1 million in 2006 and settled this claim except for the possibility of a contingent remedial action, should any additional environmental issues be discovered. We believe the likelihood of a contingency assessment to be remote and, our share of the liability, if any, would not be material.

In addition, we are continuing an existing environmental remediation plan at a facility we acquired in 2000 and subsequently sold. We estimate our costs, which approximate $0.7 million, over a 13-year period. We have accrued approximately $0.6 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
Remainder of 2008	$21
2009	61
2010	61
2011	61
2012	61
Thereafter	484
Total	$749

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

We entered into an agreement to purchase the stock of 4 Real Investments, Inc., which does business as Clickpoint Software, Inc. (“Clickpoint”) for $0.2 million. Our Chairman, Kyle Kirkland, and Chief Executive Officer, Dana Messina, are shareholders of Clickpoint. In July 2008, we purchased Clickpoint for $0.2 million, of which $0.1 million was paid to our Chairperson, $0.1million to our Chief Executive Officer, and a residual amount of less than $0.1 million to the remaining owners.

(12)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost (benefit) for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$60	$246	$209	$201
Interest cost	851	801	497	404
Expected return on plan assets	(1,272)	(1,234)	(101)	(92)
Amortization of prior service cost	62	108	—	—
Recognized loss	12	148	24	82
Net periodic pension cost (benefit)	$(287)	$69	$629	$595

	Domestic Plans		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$207	$471	$412	$399
Interest cost	1,705	1,615	979	798
Expected return on plan assets	(2,567)	(2,484)	(202)	(182)
Amortization of prior service cost	102	216	—	—
Recognized loss	24	276	48	152
Net periodic pension cost (benefit)	$(529)	$94	$1,237	$1,167

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$2	$11	$4	$21
Interest cost	26	35	52	69
Amortization of transition obligation	—	9	—	18
Amortization of prior service costs	(13)	—	(26)	—
Recognized loss (gain)	8	(42)	16	(83)
Net postretirement benefit cost	$23	$13	$46	$25

We do not intend to make any contributions to our domestic pension plan this year. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of June 30, 2008, we have made contributions of $0.2 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2008 benefit payments under these plans are $1.4 million, of which $0.7 million was paid in the second quarter.

(13)         Segment Information

We have identified two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. Management and the chief operating decision maker use income from operations as a meaningful measurement of profit or loss for the segments. Income from operations for the reportable segments includes certain corporate costs allocated to the segments based primarily on revenue, as well as intercompany profit. Amounts reported as “Other & Elim” include those from our online music division, corporate costs that were not allocated to the reportable segments, and the remaining intercompany profit elimination.

The following tables present information about our operating segments for the three and six months ended June 30, 2008 and 2007:

	Piano Segment				Band Segment			Other	Consol
Three months ended 2008	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$24,346	$20,125	$12,145	$56,616	$39,263	$1,755	$41,018	$887	$98,521
Income (loss) from operations	636	5,269	1,355	7,260	1,685	(1,277)	408	(841)	6,827

	Piano Segment				Band Segment			Other	Consol
Three months ended 2007	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external
customers	$24,804	$15,761	$13,817	$54,382	$36,173	$1,702	$37,875	$—	$92,257
Income (loss) from operations	926	4,962	1,639	7,527	1,068	171	1,239	(717)	8,049

	Piano Segment				Band Segment			Other	Consol
Six months ended 2008	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external
customers	$51,640	$35,056	$24,606	$111,302	$76,643	$3,875	$80,518	$887	$192,707
Income (loss) from operations	1,924	8,917	2,211	13,052	1,674	(1,515)	159	(1,580)	11,631

	Piano Segment				Band Segment			Other	Consol
Six months ended 2007	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external
customers	$54,432	$29,271	$23,604	$107,307	$74,952	$3,430	$78,382	$—	$185,689
Income (loss) from operations	2,868	8,563	2,432	13,863	169	224	393	(1,840)	12,416

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Tabular Amounts in Thousands Except Percentages, Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high quality musical instruments. Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany. We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names. We are also the largest domestic producer of band and orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig. We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools. Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians. In May 2008, we acquired ArkivMusic, LLC (“Arkiv”), an online retailer of classical music.

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

Inventory

We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, including a shift from batch processing to single piece production flow, coupled with increased offshore sourcing, could affect our ability to realize the current cost of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We account for our inventory using standard costs. Accordingly, variances between actual and standard costs that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns. Abnormal costs are recorded in the period in which they occur.

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

We establish long-lived intangible assets based on estimated fair values, and amortize finite-lived intangibles over their estimated useful lives. We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value. Our assessment is based on several analyses, including a comparison of estimated fair values to our market capitalization and multi-year cash flows.

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

A liability has been recorded for uncertain tax positions. When analyzing these positions, we consider the probability of various outcomes which could result from examination, negotiation, or settlement with various taxing authorities. The final outcome on these positions could differ significantly from our original estimates due to the following: expiring statues of limitations; availability of detailed historical data; the results of audits or examinations conducted by taxing authorities or agents that vary from management’s anticipated results; identification of new tax contingencies; the release of applicable administrative tax guidance; management’s decision to settle or appeal assessments; or the rendering of court decisions affecting our estimates of tax liabilities; as well as other factors.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; recent geopolitical events; increased competition; work stoppages and slowdowns; ability to successfully consolidate band manufacturing; impact of dealer consolidations on orders; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new product and distribution strategies; ability of suppliers to meet demand; concentration of credit risk; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully operate acquired businesses. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,				Change
	2008		2007		$	%

Net sales
Band	$41,018		$37,875		3,143	8.3
Piano	56,616		54,382		2,234	4.1
Online music	887		—		887	100.0
Total sales	98,521		92,257		6,264	6.8

Cost of sales
Band	32,065		29,274		2,791	9.5
Piano	36,763		34,418		2,345	6.8
Online music	648		—		648	100.0
Total cost of sales	69,476		63,692		5,784	9.1

Gross profit
Band	8,953	21.8%	8,601	22.7%	352	4.1
Piano	19,853	35.1%	19,964	36.7%	(111)	(0.6)
Online music	239	26.9%	—		239	100.0
Total gross profit	29,045		28,565		480	1.7
	29.5%		31.0%

Operating expenses	21,156		20,516		640	3.1
Facility rationalization charges	1,062		—		1,062	100.0
Income from operations	6,827		8,049		(1,222)	(15.2)

Other expense (income), net	54		(21)		75	(357.1)
Net interest expense	2,276		2,523		(247)	(9.8)
Non-operating expenses	2,330		2,502		(172)	(6.9)

Income before income taxes	4,497		5,547		(1,050)	(18.9)

Income tax provision	1,452	32.3%	2,394	43.2%	(942)	(39.3)

Net income	$3,045		$3,153		(108)	(3.4)

Overview – Although piano division revenue improved, margins suffered because of shutdowns at the domestic manufacturing facility, which were taken in an effort to control inventory. Improved saxophone, percussion and accessories sales more than offset the impact of continued backorders and delivery issues for certain student level sourced instruments. However, band division margins deteriorated largely due to severance costs associated with our facility rationalization project. As part of this project, we announced the pending closure of our Elkhorn, Wisconsin brass instrument manufacturing facility in June 2008. This production is being relocated to our Eastlake, Ohio manufacturing facility.

Net Sales – Net sales increased due to improvements in piano and band division sales, coupled with the $0.9 million contribution from our online music sales. Domestically, piano division revenues deteriorated slightly ($0.5 million) despite a 10% increase in Steinway grand piano shipments due to the absence of higher priced special edition units, which we sold in the year-ago period. In addition, mid-priced piano line shipments decreased 10%. Overseas Steinway grand unit shipments decreased 9%, as the prior period included a large institutional sale made by our European division. Despite this, overseas piano division sales increased $2.7 million due to $3.6 million attributable to foreign currency translation. Band division revenues improved $3.1 million as the 7% decrease in woodwind and brass instruments was offset by increases in percussion and stringed instrument shipments. Saxophone and accessories sales also contributed to the improvement.

Gross Profit – Gross profit deteriorated due to lower band and piano margins. Domestically, piano margins were adversely impacted by one week of unplanned factory shutdown which caused an estimated $0.4 million in unabsorbed overhead. Unfavorable exchange rates on Boston piano purchases were also a factor. The band division’s gross profit was adversely impacted by $0.6 million in severance costs associated with plant closures.

Operating Expenses – Operating expenses increased $0.6 million for the period. The adverse impact of $0.7 million in foreign currency translation was offset by a reduction in bad debt reserves of $0.5 million. Legal and consulting expenses associated with our facility rationalization project also contributed to the increase.

Facility rationalization charges – Facility rationalization charges of $1.1 million are comprised of $0.2 million in building write-down on our Elkhorn, Wisconsin facility, and $0.9 million in building write-down on our clarinet manufacturing facility in France, which we sold in July 2008.

Non-operating Expenses – Non-operating expenses decreased $0.2 million due to lower net interest expense, as we did not have anything outstanding on our domestic line of credit in the current period. The $0.2 million increase in foreign exchange losses was offset by the decrease in legal costs of a similar amount.

Income Taxes – Our effective tax rate is comprised of 37% associated with current year income and a benefit of 4.7% relating to uncertain tax positions, which resulted from settlements with state taxing authorities. In the year-ago period, the impact of these positions was not material to the effective rate.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Period Ended June 30,				Change
	2008		2007		$	%

Net sales
Band	$80,518		$78,382		2,136	2.7
Piano	111,302		107,307		3,995	3.7
Online music	887		—		887	100.0
Total sales	192,707		185,689		7,018	3.8

Cost of sales
Band	63,040		61,579		1,461	2.4
Piano	72,582		68,305		4,277	6.3
Online music	648		—		648	100.0
Total cost of sales	136,270		129,884		6,386	4.9

Gross profit
Band	17,478	21.7%	16,803	21.4%	675	4.0
Piano	38,720	34.8%	39,002	36.3%	(282)	(0.7)
Online music	239	26.9%	—		239	100.0
Total gross profit	56,437		55,805		632	1.1
	29.3%		30.1%

Operating expenses	43,744		43,389		355	0.8
Facility rationalization charges	1,062		—		1,062	100.0
Income from operations	11,631		12,416		(785)	(6.3)

Other expense (income), net	17		(191)		208	(108.9)
Gain on extinguishment of debt	(636)		—		(636)	100.0
Net interest expense	4,433		4,675		(242)	(5.2)
Non-operating expenses	3,814		4,484		(670)	(14.9)

Income before income taxes	7,817		7,932		(115)	(1.4)

Income tax provision	2,797	35.8%	3,349	42.2%	(552)	(16.5)

Net income	$5,020		$4,583		437	9.5

Overview – Although piano division revenue improved, piano margin deteriorated due to fewer Steinway grand unit sales, and the adverse impact of domestic manufacturing facility shutdowns. Band division sales improved due to higher intermediate and professional level saxophone and trumpet sales, despite backorders and delivery issues for certain student level sourced instruments. Band division margins improved due to a shift in mix towards higher margin intermediate and professional level instruments.

Net Sales – Net sales increased due to improved piano and band division sales, as well as the $0.9 million attributed to our recently acquired online music business. Although overseas Steinway grand unit shipments decreased 4%, overseas revenue improved $6.8 million, of which $6.4 is attributable to foreign currency translation. The remaining increase was generated by improved mid-priced piano line sales. Domestic piano division sales decreased $2.8 million due to fewer sales at the wholesale level, which resulted in a 9% decrease in domestic Steinway grand piano sales.  Despite the decrease of 9% in band units due to the backorder status of certain student instruments which we source from third parties, the shift in mix from these lower-priced student band instruments to intermediate and professional level instruments caused an increase in revenue.

Gross Profit – Despite the band sales and margin improvements, gross profit deteriorated due to lower piano division margins. Although domestic retail sales remained strong domestic piano margins dropped (30.0% vs. 31.5%) as a result of the $0.4 million in unabsorbed overhead resulting from a shutdown taken to control inventory levels. Overseas margins deteriorated due to fewer retail sales and the adverse impact of a strong euro in certain parts of Europe and Asia. The band division’s gross profit benefited from the shift in mix towards higher margin intermediate and professional level band instruments, which more than offset the impact of $1.0 million in severance costs associated with plant closures, as well as the production inefficiencies experienced as we transfer manufacturing to our remaining facilities.

Operating Expenses – Operating expenses increased $0.4 million due to the adverse impact of $1.2 million in foreign exchange translation. Offsetting this, bad debt expense was $0.2 million lower. Also, we did not have the impact of a $0.5 million reserve against the $2.0 million escrowed deposit relating to an asset purchase agreement, which occurred in the year-ago period.

Facility rationalization charges – Facility rationalization charges of $1.1 million are comprised of $0.2 million in building write-down on our Elkhorn, Wisconsin facility, and $0.9 million in building write-down on our clarinet manufacturing facility in France, which was sold in July 2008.

Non-operating Expenses - Non-operating expenses decreased $0.7 million due to the $0.6 million gain on extinguishment of $5.8 million of our Senior Notes. Net interest expense was $0.2 million lower, since we did not borrow on our domestic line of credit, as we did in the year-ago period, and foreign exchange losses were $0.1 million lower. However, these were offset by a shift of $0.4 million from unrealized gains to unrealized losses on Supplemental Executive Retirement Plan assets.

Income Taxes - Our effective tax rate is comprised of 37% associated with current year income and a benefit of 1.2% relating to uncertain tax positions. These benefits resulted from settlements with certain state taxing authorities. In the year-ago period, the impact of these positions was not material to the effective rate.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2008 and 2007 are summarized as follows:

	2008	2007	Change
Net income:	$5,020	$4,583	$437
Changes in operating assets and liabilities	(9,449)	(25,856)	16,407
Other adjustments to reconcile net income to cash from operating activities	5,860	4,734	1,126
Cash flows from operating activities	1,431	(16,539)	17,970

Cash flows from investing activities	(5,097)	(2,304)	(2,793)

Cash flows from financing activities	(5,655)	(2,166)	(3,489)

Cash flows generated from operating activities improved $18.0 million due to improvements in working capital accounts, as cash provided by accounts receivable and inventory increased $3.7 million and $9.7 million, respectively. In addition, cash generated by accounts payable increased $5.6 million, largely due to timing of payments to band division vendors.

Cash flows used for investing activities increased $2.8 million primarily due to our acquisition of Arkiv. Cash used for capital expenditures was comparable to the year-ago period. We expect capital expenditures to be in the range of $5.0 to $7.0 million in 2008.

Cash flows used for financing activities increased $3.5 million due to several factors. In 2008, we used operating cash to extinguish $5.8 million of our Senior Notes and purchased $0.7 million of our own stock, while proceeds generated from stock option exercises dropped to $0.1 million. In 2007, cash provided by stock option exercises was $3.5 million. These proceeds helped to offset the borrowing on our domestic credit facility, which we used to partially fund the $25.2 million dividend issued in March 2007.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”) with a potential borrowing capacity of $110.0 million in revolving credit loans, which expires on September 29, 2011. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and fixed assets. As of June 30, 2008, there was nothing outstanding on our Credit Facility, and borrowing availability, net of letters of credit, was approximately $107.5 million.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.4 million ($27.3 million at the June 30, 2008 exchange rate), net of borrowing restrictions of €0.5 million ($0.7 million at the June 30, 2008 exchange rate) and are payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.5 million ($1.0 million at the June 30, 2008 exchange rate) for use by our U.K. branch and ¥300 million ($2.8 million at the June 30, 2008 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.9 million at the June 30, 2008 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our

Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.9% for Japanese yen loans. We had no outstanding borrowings as of June 30, 2008 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($4.3 million at the June 30, 2008 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 1.0% (outstanding borrowings at 1.6% at June 30, 2008) and expires on January 31, 2010. As of June 30, 2008, we had $2.4 million outstanding on this revolving loan agreement.

At June 30, 2008, our total outstanding indebtedness amounted to $171.6 million, consisting of $169.3 million of 7.00% Senior Notes and $2.4 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of June 30, 2008 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. We repurchased 25,800 shares for $0.7 million in June 2008.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. We expect to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off our seasonal borrowings on our domestic line of credit. Currently we anticipate all of our divisions will be stable or improve throughout the period. Our intention is to manage accounts receivable and customer credit, reduce inventory levels, and repay credit facility borrowings.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at June 30, 2008.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	$238,777	$14,239	$23,695	$23,695	$177,148
Capital leases	31	16	15	—	—
Operating leases (2)	265,059	5,199	10,100	8,209	241,551
Purchase obligations (3)	25,491	25,479	12	—	—
Other long-term liabilities (4)	42,256	8,043	6,967	4,717	22,529
Total	$571,614	$52,976	$40,789	$36,621	$441,228

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable June 30, 2008 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $250.0 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has 89 years remaining. The rest is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4) Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 12 in the Notes to Condensed Consolidated Financial Statements included within this filing, liabilities relating to uncertain tax positions which are expected to be settled within one year, and obligations under employee and consultant agreements. We have not included $2.7 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We already record marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The adoption of SFAS 159 had no impact on our consolidated financial position and results of operations as management did not choose to measure any other items at fair value.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations” (“ SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will comply with SFAS 141R January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. We will be required to comply with SFAS 160 January 1, 2009. The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. We will comply with SFAS 161 January 1, 2009.

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

ITEM 4         CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2008, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

During the quarter covered by this report, there were no significant changes in our internal controls that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II                OTHER INFORMATION

ITEM 2                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate Dollar
			Units) Purchased	Value) of Shares (or
			as Part of	Units) that May Yet
	(a) Total Number	(b) Average	Publicly	Be Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs

June 18 - June 30, 2008	25,800	$26.73	25,800	$25,000,000
Total	25,800	$26.73	25,800	$25,000,000

ITEM 4                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 19, 2008, the Board of Directors was re-elected in its entirety. The votes cast for each nominee were as follows:

	For	Withheld
Kyle Kirkland	50,911,385	3,202,853
Dana D. Messina	51,693,308	2,420,930
Thomas Kurrer	51,405,162	2,709,076
John M. Stoner, Jr.	51,406,921	2,707,317
A. Clinton Allen	54,049,814	64,424
Rudolph K. Kluiber	54,052,057	62,181
Peter McMillan	53,920,925	193,313
David Lockwood	51,495,000	2,619,238

The proposal to ratify UHY LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved with 54,106,124 votes cast for, 6,196 against, and 1,918 abstentions.

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

Date: August 8, 2008