Form 10-Q
period 2008-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2008-11-10
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:  (781) 894-9770

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of Common Stock issued and outstanding as of November 5, 2008:

Class A	477,952
Ordinary	8,055,307
Total	8,533,259

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$100,488	$99,293	$293,195	$284,982
Cost of sales	70,559	71,202	206,829	201,086

Gross profit	29,929	28,091	86,366	83,896

Operating expenses:
Sales and marketing	11,682	12,037	37,023	36,848
General and administrative	8,701	8,361	26,176	25,512
Amortization of intangible assets	336	196	795	588
Other operating expenses	68	262	537	1,297
Facility rationalization and impairment charges	8,555	—	9,617	—
Total operating expenses	29,342	20,856	74,148	64,245

Income from operations	587	7,235	12,218	19,651

Other (income) expense, net	(405)	37	(388)	(154)
Gain on extinguishment of debt	—	—	(636)	—
Interest income	(602)	(613)	(2,343)	(2,615)
Interest expense	2,980	3,518	9,154	10,195
Total non-operating expenses	1,973	2,942	5,787	7,426

Income (loss) before income taxes	(1,386)	4,293	6,431	12,225

Income tax provision (benefit)	(1,126)	1,285	1,671	4,634

Net income (loss)	$(260)	$3,008	$4,760	$7,591

Earnings (loss) per share
Basic	$(0.03)	$0.35	$0.56	$0.89
Diluted	$(0.03)	$0.35	$0.55	$0.88

Weighted average shares:
Basic	8,538,264	8,569,253	8,565,928	8,503,117
Diluted	8,538,264	8,683,025	8,652,571	8,641,143

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash	$22,288	$37,304
Accounts, notes and other receivables, net of allowances of $16,395 and $17,519 in 2008 and 2007, respectively	77,340	73,131
Inventories, net	161,752	152,451
Prepaid expenses and other current assets	13,335	11,272
Deferred tax assets	12,216	11,571
Total current assets	286,931	285,729

Property, plant and equipment, net of accumulated depreciation of $97,679 and $94,221 in 2008 and 2007, respectively	88,014	94,150
Trademarks	16,182	14,119
Goodwill	23,818	32,907
Other intangibles, net	5,899	3,937
Other assets	18,096	18,014
Long-term deferred tax assets	8,415	8,822

Total assets	$447,355	$457,678

Liabilities and stockholders’ equity
Current liabilities:
Debt	$2,983	$2,285
Accounts payable	17,968	12,381
Other current liabilities	45,456	52,320
Total current liabilities	66,407	66,986

Long-term debt	168,385	173,981
Deferred tax liabilities	11,240	15,003
Pension and other postretirement benefit liabilities	29,124	30,093
Other non-current liabilities	6,592	7,836
Total liabilities	281,748	293,899

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	95,876	94,370
Retained earnings	117,653	112,917
Accumulated other comprehensive income (loss)	(811)	1,773
Treasury stock, at cost	(47,122)	(45,292)
Total stockholders’ equity	165,607	163,779

Total liabilities and stockholders’ equity	$447,355	$457,678

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,760	$7,591
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,217	7,839
Amortization of bond discount, net	122	124
Gain on extinguishment of debt	(636)	—
Facility rationalization charges	1,062	—
Goodwill impairment	8,555	—
Stock-based compensation expense	811	853
Excess tax benefits from stock-based awards	(4)	(410)
Tax benefit from stock option exercises	5	735
Deferred tax benefit	(3,920)	(2,038)
Other	742	1,036
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(3,494)	(10,705)
Inventories	(12,544)	(10,999)
Prepaid expenses and other assets	(1,582)	49
Accounts payable	5,185	(3,873)
Other liabilities	(9,681)	(1,576)
Cash flows from operating activities	(2,402)	(11,374)

Cash flows from investing activities:
Capital expenditures	(3,834)	(3,644)
Proceeds from disposals of property, plant and equipment	817	199
Acquisition of businesses, net of cash acquired	(3,181)	—
Cash flows from investing activities	(6,198)	(3,445)

Cash flows from financing activities:
Borrowings under lines of credit	5,923	148,929
Repayments under lines of credit	(5,395)	(129,633)
Repayments of long-term debt, net of discount	(4,981)	—
Proceeds from issuance of common stock	817	4,137
Purchase of treasury stock	(1,981)	—
Dividends paid	—	(25,187)
Excess tax benefits from stock-based awards	4	410
Cash flows from financing activities	(5,613)	(1,344)
Effect of foreign exchange rate changes on cash	(803)	742

Decrease in cash	(15,016)	(15,421)
Cash, beginning of period	37,304	30,409
Cash, end of period	$22,288	$14,988

Supplemental Cash Flow Information
Interest paid	$12,398	$13,269
Taxes paid	$11,942	$8,980

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2008	$11	$94,370	$112,917	$1,773	$(45,292)	$163,779
Comprehensive income:
Net income			4,760			4,760
Foreign currency translation adjustments				(2,584)		(2,584)
Total comprehensive income						2,176
Exercise of 6,500 options for shares of common stock	—		(24)		151	127
Stock-based compensation		811				811
Tax benefit of options exercised		5				5
Issuance of 29,379 shares of common stock	—	690				690
Purchase of 74,700 shares of treasury stock					(1,981)	(1,981)
Balance, September 30, 2008	$11	$95,876	$117,653	$(811)	$(47,122)	$165,607

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2007, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned, including the piano (“Steinway”), band (“Conn-Selmer”), and online music (“Arkiv”) divisions. We have included results for Arkiv within the piano segment elsewhere in this report. Intercompany balances have been eliminated in consolidation.

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

The liability for uncertain tax positions decreased $3.8 million in 2008 as a result of settlements with state taxing authorities. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

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

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average shares:
For basic earnings (loss) per share	8,538,264	8,569,253	8,565,928	8,503,117
Dilutive effect of stock options	—	113,772	86,643	138,026
For diluted earnings (loss) per share	8,538,264	8,683,025	8,652,571	8,641,143

We did not include any of the 807,876 outstanding options to purchase shares of common stock in the computation of diluted loss per share for the three months ended September 30, 2008 because the impact would have been antidilutive. We did not include 195,300 outstanding options to purchase shares of common stock in the computation of diluted earnings per common share for the nine months ended September 30, 2008, because their exercise prices were more than the average market price of our common shares, and therefore antidilutive. We did not include 22,500 options to purchase shares of common stock in the computation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because their impact would have been antidilutive.

We purchased 48,900 shares of our common stock for $1.3 million during the three months ended September 30, 2008. We purchased 74,700 shares of our common stock for $2.0 million during the nine months ended September 30, 2008 pursuant to our share repurchase program. This program, which was announced in the second quarter of 2008, permits us to make discretionary purchases of up to $25.0 million.

Accumulated Other Comprehensive Income (Loss) - Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)

Balance January 1, 2008	$9,041	$(11,616)	$4,348	$1,773
Activity	(2,584)	—	—	(2,584)
Balance September 30, 2008	$6,457	$(11,616)	$4,348	$(811)

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

We acquired Arkiv because its product and customer base are complementary to ours, and we will be able to cross-market our products. Under terms of the membership purchase agreement, we disbursed $3.0 million for the purchase price, and owe additional installment payments of $0.5 million in each of the next three years. In addition, we are obligated to pay an amount equal to 5% of the net operating profits of Arkiv, if any, for 2008, 2009, and 2010, the sum of which is not to exceed $2.5 million. The final purchase price is dependent upon a calculation derived from the 2010 net operating profits which, when finalized, may result in an additional payment of not more than $11.0 million. In the event that we terminate a particular former owner without cause and do not offer one of the other former owners the vacated position, we are required to make a mandatory final purchase price payment of $8.3 million. We are still accumulating certain information relative to the valuation of intangible assets that may impact the final purchase price allocation. Accordingly, the final purchase price allocation may differ from the amounts presented below. The purchase price is based on the preliminary acquisition cost determination of $4.8 million and has been allocated to acquired assets and assumed liabilities as of May 16, 2008 as follows:

Current assets	$351
Property, plant, and equipment	33
Trademarks	2,231
Non-compete agreements	250
Customer relationships	425
Website and developed technology	1,987
Accounts payable	(499)
Other current liabilities	(25)
Subtotal	4,753
Less: Installment payments	(1,605)
Cash acquired	(162)
Total cash paid	$2,986

Subsequent footnotes providing details of our significant balance sheet accounts include the impact of the Arkiv acquisition as of September 30, 2008.

On July 16, 2008, we acquired the stock of 4 Real Investments, Inc., which does business as Clickpoint Software, Inc. (“Clickpoint”). Our Chairman, Kyle Kirkland, and Chief Executive Officer, Dana Messina, were shareholders of Clickpoint as of the date of acquisition. We paid approximately $0.2 million for this acquisition, of which $0.1 million was paid to our Chairperson, $0.1 million to our Chief Executive Officer, and the residual amount of less than $0.1 million to the remaining owners. The purchase price has been allocated primarily to website and developed technology.

(4)                                 Inventories

	September 30, 2008	December 31, 2007
Raw materials	$20,069	$18,615
Work-in-process	47,623	51,402
Finished goods	94,060	82,434
	$161,752	$152,451

(5)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We test our goodwill and indefinite-lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. We performed our annual goodwill and intangible asset impairment test as of July 31, 2008. Based on our analysis, it was determined that the goodwill associated with the band division was impaired. This was primarily due to the decline in the estimated forecasted discounted cash flows expected by that division, the reasons for which are discussed in the Managements’ Discussion and Analysis section of this document. Accordingly, we wrote off all of the $8.6 million in goodwill during the period. Our analysis of band division trademarks did not indicate an impairment, therefore no charge was taken against that asset, or any other intangible assets attributable to other divisions. No other events or circumstances have occurred subsequent to our annual impairment date which have indicated that these assets may potentially be impaired.

Intangible assets related to the acquisitions discussed in Note 3 have been included with the piano division.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2008	$24,352	$8,555	$32,907
Foreign currency translation impact	(534)	—	(534)
Impairment charge	—	(8,555)	(8,555)
Balance, September 30, 2008	$23,818	$—	$23,818

Trademarks:
Balance, January 1, 2008	$8,295	$5,824	$14,119
Additions based on preliminary purchase
price allocation to acquired assets	2,231	—	2,231
Foreign currency translation impact	(168)	—	(168)
Balance, September 30, 2008	$10,358	$5,824	$16,182

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balance. These assets consist of the following:

	September 30, 2008	December 31, 2007

Gross deferred financing costs:	$5,624	$5,755
Accumulated amortization	(2,456)	(1,980)
Deferred financing costs, net	$3,168	$3,775

Gross non-compete agreements:	$750	$500
Accumulated amortization	(432)	(338)
Non-compete agreements, net	$318	$162

Gross customer relationships:	$425	$—
Accumulated amortization	(32)	—
Customer relationships, net:	$393	$—

Gross website and developed technology:	$2,176	$—
Accumulated amortization	(156)	—
Website and developed technology, net	$2,020	$—

Total other intangibles	$8,975	$6,255
Accumulated amortization	(3,076)	(2,318)
Other intangibles, net	$5,899	$3,937

Deferred financing costs were impacted by our purchase of $5.8 million of our Senior Notes in March 2008. This repurchase is described more fully in Note 7. Trademarks, non-compete agreements, customer relationships, and website and developed technology were impacted by the acquisitions of Arkiv and Clickpoint, which are described more fully in Note 3. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of all other amortizable intangibles is five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Amortization expense	$336	$196	$795	$588

The following table shows the total estimated amortization expense for the remainder of 2008 and beyond:

Remainder of 2008	$335
2009	1,302
2010	1,218
2011	1,178
2012	1,068
2013 and thereafter	798
Total	$5,899

(6)           Other Current Liabilities

	September 30, 2008	December 31, 2007
Accrued payroll and related benefits	$16,294	$16,721
Current portion of pension and other postretirement benefit liabilities	1,263	1,440
Accrued warranty expense	1,555	1,541
Accrued interest	977	4,049
Deferred income	9,879	10,224
Environmental liabilities	2,514	2,648
Income and other taxes payable	2,320	6,139
Other accrued expenses	10,654	9,558
Total	$45,456	$52,320

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the nine months ended September 30, 2008 and 2007, and the year ended December 31, 2007 is as follows:

	September 30, 2008	September 30, 2007	December 31, 2007
Beginning balance	$1,541	$1,888	$1,888
Additions	788	469	798
Claims and reversals	(742)	(772)	(1,200)
Foreign currency translation impact	(32)	54	55
Ending balance	$1,555	$1,639	$1,541

(7)           Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2008	December 31, 2007
7.00% Senior Notes	$169,250	$175,000
Unamortized bond discount	(865)	(1,019)
Open account loans, payable on demand	2,983	2,285
Total	171,368	176,266
Less: current portion	(2,983)	(2,285)
Long-term debt	$168,385	$173,981

Scheduled payments of debt are as follows:

September 30, 2008
Remainder of 2008	$2,983
2009 - 2012	—
Thereafter	169,250
Total	$172,233

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

(8)                                 Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. As of September 30, 2008 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Our 1996 Stock Plan has expired but still has vested and unvested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 98,974 shares of treasury stock to cover options exercised, with 385,776 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was less than $0.1 million for the three and nine months ended September 30, 2008.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Compensation cost included in basic and diluted income (loss) per share	$0.03	$0.02	$0.08	$0.08
Stock-based compensation expense	300	210	811	853
Income tax benefit	46	48	131	148

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

Key assumptions used to apply this pricing model to the 2006 Stock Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk free interest rate	3.1%	4.7%	3.4%	4.6%
Weighted average expected life (in years)	6.7	7.3	7.2	8.1
Expected volatility of underlying stock	26.0%	24.7%	25.9%	25.1%
Expected dividends	—	—	—	—
Weighted average fair value	$9.92	$12.25	$9.94	$13.61

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2008	544,576	$23.78
Granted	302,300	27.26
Exercised	(6,500)	19.49
Forfeited	(32,500)	28.61
Outstanding at September 30, 2008	807,876	$24.92	6.9	$2,960,909
Exercisable at September 30, 2008	361,016	$21.08	4.4	$2,556,834

The total intrinsic value of the options exercised during the nine months ended September 30, 2008 and 2007 was less than $0.1 million and $2.4 million, respectively.

As of September 30, 2008, there was $3.8 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 4.2 years.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.8%	4.9%	4.3%	5.0%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	25.6%	25.5%	25.7%	25.0%
Expected dividends	—	—	—	—
Weighted-average fair value of option feature	$7.88	$7.98	$8.27	$6.78

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2008	10,441	$28.73
Shares subscribed	25,512	23.46
Exercised	(29,379)	23.49
Canceled	(1,497)	23.49
Outstanding at September 30, 2008	5,077	$23.36	0.8	$22,847

As reported in the consolidated statements of cash flows, cash received from option exercises under the Stock Plans for the periods ended September 30, 2008 and 2007 was $0.8 million and $4.1 million, respectively. Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) are required to be classified as a cash flow from financing activities. Accordingly, for the periods ended September 30, 2008 and 2007, less than $0.1 million and $0.4 million, respectively, of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the periods ended September 30, 2008 and 2007, less than $0.1 million and $0.7 million, respectively, of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

(9)                                 Facility Rationalization – Band

As part of our effort to reduce excess manufacturing capacity in our band segment, in December 2007 we announced the pending closure of our Kenosha, Wisconsin woodwind manufacturing facility, which effectively ceased operations in May 2008. We recorded $0.1 million in facility impairment charges as a component of operating expenses and less than $0.1 million in severance costs as a component of cost of goods sold for the year ended December 31, 2007 related to this facility. Production was relocated to our Elkhart, Indiana woodwind manufacturing facility. In September 2008, this facility, which has a remaining book value of $1.2 million, was reclassified from property, plant and equipment to other assets, as it is now being held for sale.

In February 2008, management decided to terminate production of musical instrument cases, which were manufactured in a leased facility in North Carolina. The remaining instrument production and assembly work occurring in that facility was not impacted by this termination, which occurred in April 2008.

We closed our Elkhorn, Wisconsin brass instrument manufacturing facility in August 2008 and relocated its production to our Eastlake, Ohio brass instrument manufacturing facility. In the second quarter, we recorded $0.2 million in associated facility impairment charges as a component of operating expenses. Associated severance costs are shown below. In September 2008, this facility, which has a remaining book value of $0.3 million, was reclassified from property, plant and equipment to other assets, as it is now being held for sale.

In July 2008, we sold our Leblanc clarinet manufacturing facility and operations in France. This facility’s production is being transitioned to our Elkhart, Indiana woodwind manufacturing facility. In the second quarter, we recorded $0.9 million in related facility impairment charges as a component of operating expenses. Since the workers at this facility have been retained by the purchaser, no severance costs have been recorded.

The severance liability and related activity associated with the band segment’s facility rationalization project are as follows:

	Kenosha	Case	Elkhorn	Total

Facility rationalization severance liability:
Balance, January 1, 2008	$39	$—	$—	$39
Additions charged to cost of sales	438	88	431	957
Payments	(410)	(77)	(240)	(727)
Reversals	—	(11)	(70)	(81)
Balance, September 30, 2008	$67	$—	$121	$188

In the first quarter of 2008, we recorded $0.1 million of inventory write-down charges as a component of cost of goods sold related to musical instrument cases.

Currently we do not expect to incur any additional material charges associated with the facility rationalization project.

(10)                          Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

West 57th building income	$(1,163)	$(1,163)	$(3,490)	$(3,490)
West 57th building expenses	823	823	2,464	2,461
Foreign exchange (gain) loss, net	(178)	111	180	564
Miscellaneous	113	266	458	311
Other (income) expense, net	$(405)	$37	$(388)	$(154)

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

Environmental Payments
Remainder of 2008	$8
2009	61
2010	61
2011	61
2012	61
Thereafter	484
Total	$736

We received notification from the Arizona Department of Environmental Quality (“ADEQ”) that, among other things, the required periodic reports related to this environmental remediation effort were not filed timely for 1999-2005 and, therefore, ADEQ proposed a fine of $0.8 million, which was subsequently reduced to $0.2 million. Since the violations are limited to administrative items, and research indicates that fines paid to ADEQ for similar violations (those with no environmental harm) were less than $0.1 million, we believe this matter will be settled for less than $0.2 million and have included this amount in accounts payable.

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $2.0 million. Pursuant to the purchase and sale agreement, we sought indemnification from Grenadilla for anticipated costs above the original estimate in the amount of $2.5 million. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. In 2007, we reduced this receivable, which is $2.0 million as of September 30, 2008, based on the current estimated costs of remediation. We have reached an agreement with Grenadilla whereby environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek further indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

(12)                          Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost (benefit) for these plans are as follows:

	Domestic Plans		Foreign Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Service cost	$104	$236	$204	$219
Interest cost	853	807	486	433
Expected return on plan assets	(1,284)	(1,242)	(96)	(94)
Amortization of prior service cost	51	108	—	—
Amortization of net loss	12	137	23	86
Net periodic pension cost (benefit)	$(264)	$46	$617	$644

	Domestic Plans		Foreign Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$311	$707	$616	$618
Interest cost	2,558	2,422	1,465	1,231
Expected return on plan assets	(3,851)	(3,726)	(298)	(276)
Amortization of prior service cost	153	324	—	—
Amortization of net loss	36	413	71	238
Net periodic pension cost (benefit)	$(793)	$140	$1,854	$1,811

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$11	$4	$32
Interest cost	(1)	33	51	102
Amortization of transition obligation	—	8	—	26
Amortization of prior service costs	(13)	—	(39)	—
Recognized gain	(16)	(41)	—	(124)
Net periodic postretirement cost (benefit)	$(30)	$11	$16	$36

We intend to make contributions of $3.0 to $5.0 million to our domestic pension plan this year. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of September 30, 2008, we have made contributions of $0.5 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2008 benefit payments under these plans are $1.3 million, of which $1.0 million was paid through September 2008.

(13)                          Segment Information

We have identified two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. We have reclassified the results of our online music division from “Other & Elim” into “U.S. Piano Segment” as we believe its results are not material and its products and customer base are most correlated with piano operations. Management and the chief operating decision maker use income from operations as a meaningful measurement of profit or loss for the segments. Income from operations for the reportable segments includes certain corporate costs allocated to the segments based primarily on revenue, as well as intercompany profit. Amounts reported as “Other & Elim” corporate costs that were not allocated to the reportable segments, and the remaining intercompany profit elimination.

The following tables present information about our operating segments for the three and nine months ended September 30, 2008 and 2007:

Three months ended 2008

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$28,988	$17,236	$9,482	$55,706	$42,841	$1,941	$44,782	$—	$100,488
Income (loss) from operations	1,242	4,954	482	6,678	(5,225)	203	(5,022)	(1,069)	587

Three months ended 2007

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$28,087	$13,673	$10,225	$51,985	$45,150	$2,158	$47,308	$—	$99,293
Income (loss) from operations	2,669	2,408	718	5,795	1,824	244	2,068	(628)	7,235

Nine months ended 2008

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$81,515	$52,292	$34,088	$167,895	$119,484	$5,816	$125,300	$—	$293,195
Income (loss) from operations	3,093	13,871	2,693	19,657	(3,551)	(1,312)	(4,863)	(2,576)	12,218

Nine months ended 2007

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$82,519	$42,944	$33,829	$159,292	$120,102	$5,588	$125,690	$—	$284,982
Income (loss) from operations	5,537	10,971	3,150	19,658	1,993	468	2,461	(2,468)	19,651

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Tabular Amounts in Thousands Except Percentages, Share and Per Share Data)

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30,				Change
	2008		2007		$	%

Net sales
Band	$44,782		$47,308		(2,526)	(5.3)
Piano	55,706		51,985		3,721	7.2
Total sales	100,488		99,293		1,195	1.2

Cost of sales
Band	34,405		38,099		(3,694)	(9.7)
Piano	36,154		33,103		3,051	9.2
Total cost of sales	70,559		71,202		(643)	(0.9)

Gross profit
Band	10,377	23.2%	9,209	19.5%	1,168	12.7
Piano	19,552	35.1%	18,882	36.3%	670	3.5
Total gross profit	29,929		28,091		1,838	6.5
	29.8%		28.3%

Operating expenses	20,787		20,856		(69)	(0.3)
Facility rationalization and impairment charges	8,555		—		8,555	100.0
Income from operations	587		7,235		(6,648)	(91.9)

Other (income) expense, net	(405)		37		(442)	(1,194.6)
Net interest expense	2,378		2,905		(527)	(18.1)
Non-operating expenses	1,973		2,942		(969)	(32.9)

Income (loss) before income taxes	(1,386)		4,293		(5,679)	(132.3)

Income tax provision (benefit)	(1,126)	81.2%	1,285	29.9%	(2,411)	(187.6)

Net income (loss)	$(260)		$3,008		(3,268)	(108.6)

Overview – Piano division revenue improved, while margins were lower due to a shift in mix towards upright pianos and the absence of limited edition piano sales, which occurred in 2007 and generated higher margins. Band division sales decreased due to fewer unit sales across all product lines. However, gross margins improved due to lower unabsorbed overhead and production variances than in the year ago period. Scheduled plant closures under our facility rationalization project have been completed, and virtually all production has been incorporated into existing facilities.

Our fall budgeting and planning process provides multi-year cash flow projections which we use to conduct our annual impairment testing of intangible assets. Recent decreases in order volume, the adverse impact of unavailable sourced products, delays in producing new product lines, and recent economic events, coupled with other factors, caused us to lower sales expectations. As a result, our future anticipated cash flows at the band division were reduced and our goodwill was determined to be impaired. Accordingly, we recorded an $8.6 million charge during the period to fully write off this asset. Analyses of band division trademarks and other assets indicated no other impairment, so no charges have been taken nor are they anticipated. No impairment indicators were noted during our analysis of the piano division.

Piano division results include the operations of our online music division.

Net Sales – Net sales improved due to higher piano division sales. Domestically, piano division revenues increased $0.9 million due to the incremental $1.8 million of online music sales. This more than offset the impact of the 6% decrease in Steinway grand piano shipments, which occurred primarily at the retail level. Overseas Steinway grand unit shipments decreased 3%. Despite this, overseas piano division sales increased $2.8 million, $1.6 million of which is attributable to foreign currency translation. Improved sales of larger, higher priced models by our German division also contributed to the increase. Although unit shipments decreased 15%, band division revenues were only 5% lower, as sales of intermediate and professional level woodwinds as well as certain higher priced products mitigated the deterioration in shipments.

Gross Profit - Gross profit improved due to higher piano sales and better band margins. Domestically, piano margins were adversely impacted by lower retail sales and a shift in mix towards lower margin upright pianos. This was partially offset by the shift in mix overseas towards larger, higher margin models and favorable manufacturing variances at our factory in Germany. The band division’s gross profit improved, as production inefficiencies and unabsorbed overhead at our manufacturing facilities was reduced by approximately $1.2 million, and we eliminated an accessory sales program which cost $0.9 million in the prior year.

Operating Expenses – Operating expenses were consistent with the year ago period. The $0.8 million reduction in bad debt expense was offset by an increase in other operating expenses of a comparable amount.

Facility rationalization and impairment charges – Facility rationalization and impairment charges of $8.6 million are comprised entirely of $8.6 million associated with the write off of goodwill discussed above.

Non-operating Expenses - Non-operating expenses decreased $1.0 million due to $0.5 million lower net interest expense, as we did not have anything outstanding on our domestic line of credit in the current period. A $0.3 million shift from foreign exchange losses to foreign exchange gains and a decrease in legal costs also contributed to the expense reduction.

Income Taxes - Our effective tax rate is comprised of 39% associated with current year income and a $0.7 million benefit relating primarily to uncertain tax positions which were settled with state taxing authorities. As a result of the pretax loss incurred during the quarter, the combination of these items resulted in an effective rate of 81% for the quarter. The year-to-date rate discussed below is more reflective of our effective rate for the year.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine months ended September 30,				Change
	2008		2007		$	%

Net sales
Band	$125,300		$125,690		(390)	(0.3)
Piano	167,895		159,292		8,603	5.4
Total sales	293,195		284,982		8,213	2.9

Cost of sales
Band	97,445		99,678		(2,233)	(2.2)
Piano	109,384		101,408		7,976	7.9
Total cost of sales	206,829		201,086		5,743	2.9

Gross profit
Band	27,855	22.2%	26,012	20.7%	1,843	7.1
Piano	58,511	34.8%	57,884	36.3%	627	1.1
Total gross profit	86,366		83,896		2,470	2.9
	29.5%		29.4%

Operating expenses	64,531		64,245		286	0.4
Facility rationalization and impairment charges	9,617		—		9,617	100.0
Income from operations	12,218		19,651		(7,433)	(37.8)

Other income, net	(388)		(154)		(234)	151.9
Loss on extinguishment of debt	(636)		—		(636)	100.0
Net interest expense	6,811		7,580		(769)	(10.1)
Non-operating expenses	5,787		7,426		(1,639)	(22.1)

Income (loss) before income taxes	6,431		12,225		(5,794)	(47.4)

Income tax provision (benefit)	1,671	26.0%	4,634	37.9%	(2,963)	(63.9)

Net income (loss)	$4,760		$7,591		(2,831)	(37.3)

Overview – Piano division revenue improved, though piano margin deteriorated due to fewer Steinway grand unit sales and the adverse impact of domestic manufacturing facility shutdowns, which were taken in an effort to control inventory. Band division sales deteriorated slightly, despite improved intermediate and professional level saxophone and clarinet sales, due to delivery issues for certain student level sourced instruments and decreased demand. Band division margins improved due to lower production variances and unabsorbed overhead than in the year-ago period.

Our facility rationalization project is nearing completion, as we sold our clarinet manufacturing facility in France, and closed our Elkhorn brass instrument manufacturing facility in August. We are currently in the process of incorporating the production processes from these closed facilities into our remaining factories.

We recorded an impairment charge of $8.6 million relating to the write-off of band division goodwill. Circumstances which led us to conclude that goodwill was impaired are described above.

Net Sales – Net sales increased due to improved piano division revenues. Although overseas Steinway grand unit shipments decreased 4%, overseas revenue improved $9.6 million, of which $8.1million is attributable to foreign currency translation. The remaining increase was generated by improved mid-priced piano line sales. Domestic piano division sales decreased $1.0 million despite the $2.7 million incremental online music sales, largely due to fewer sales at the wholesale level, which resulted in an 8% decrease in domestic Steinway grand piano sales. Band division unit shipments decreased 12% during the period. This was due to sourced instrument supply issues and decrease demand resulting from dealers managing working capital and using existing inventory. However, the shift in mix from lower priced student band instruments to intermediate and professional level instruments mitigated the decrease in unit shipments.

Gross Profit – Gross profit improved due to higher piano division sales and improved band division margins. Although domestic piano margins dropped (29.1% vs. 32.8%) due to fewer production days and the resulting unabsorbed overhead, overseas piano margins remained relatively stable. This coupled with higher overseas piano sales, resulted in a higher gross profit for the period. The band division’s gross profit benefited from less unabsorbed overhead and production inefficiencies than in the year-ago period. This, coupled with the shift in mix towards higher margin intermediate and professional level band instruments in the first half of the year, more than offset the impact of $0.9 million in severance costs associated with plant closures.

Operating Expenses – Operating expenses increased $0.3 million as a $1.5 million decrease in bad debt expense and other reserves was offset by the adverse impact of foreign exchange translation.

Facility rationalization and impairment charges – Charges of $9.6 million are comprised of $8.6 million in write off of our band division goodwill, and $1.1 million in fixed asset impairment charges. We wrote down our Elkhorn, Wisconsin manufacturing facility by $0.2 million in conjunction with the closure of that plant. We also wrote down our clarinet manufacturing facility in France by $0.9 million in conjunction with the sale of that plant in July 2008.

Non-operating Expenses - Non-operating expenses decreased $1.6 million due to the $0.8 million reduction in net interest expense, as our domestic line of credit has gone virtually unused in the current period. The $0.6 million gain on extinguishment of $5.8 million of our Senior Notes also contributed to the improvement.

Income Taxes - Our effective tax rate is comprised of 39% associated with current year income and a benefit of 13% primarily relating to the favorable settlement of several uncertain tax positions with state taxing authorities. In the year-ago period, the impact of these positions was not material to the effective rate.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	2008	2007	Change
Net income:	$4,760	$7,591	$(2,831)
Changes in operating assets and liabilities	(22,116)	(27,104)	4,988
Other adjustments to reconcile net income to cash from operating activities	14,954	8,139	6,815
Cash flows from operating activities	(2,402)	(11,374)	8,972

Cash flows from investing activities	(6,198)	(3,445)	(2,753)

Cash flows from financing activities	(5,613)	(1,344)	(4,269)

Cash flows used by operating activities was $9.0 million less than a year ago. Cash used for accounts receivable decreased $7.2 million due to more stringent credit criteria at our band division. Major non-cash adjustments include facility rationalization and goodwill impairment charges, which are added back in adjustments to reconcile net income to cash flows from operating activities.

Cash flows used for investing activities increased $2.8 million primarily due to our acquisitions of Arkiv and Clickpoint. Cash used for capital expenditures was comparable to the year-ago period. We expect capital expenditures to be in the range of $5.0 to $6.0 million in 2008.

Cash flows used for financing activities increased $4.3 million due to several factors. In 2008, we used operating cash to extinguish $5.8 million of our Senior Notes and purchased $2.0 million of our own stock, while proceeds generated from stock option exercises dropped $3.3 million from a year ago. In the prior period, borrowings on our domestic credit facility of $20.7 million were largely offset by the use of cash to fund the $25.2 million dividend issued in March 2007.

Borrowing Activities and Availability – We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”) with a potential borrowing capacity of $110.0 million in revolving credit loans, which expires on September 29, 2011. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and fixed assets. As of September 30, 2008, there was nothing outstanding on our Credit Facility, and borrowing availability, net of letters of credit, was approximately $108.8 million.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €17.7 million ($24.9 million at the September 30, 2008 exchange rate), net of borrowing restrictions of €1.2 million ($1.7 million at the September 30, 2008 exchange rate) and are payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.5 million ($0.9 million at the September 30, 2008 exchange rate) for use by our U.K. branch and ¥300 million ($2.8 million at the September 30, 2008 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.5 million at the September 30, 2008 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 0.8% for Japanese yen loans. We had outstanding borrowings of $0.2 million at 1.6% as of September 30, 2008 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($4.3 million at the September 30, 2008 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.6% at September 30, 2008) and expires on January 31, 2010. As of September 30, 2008, we had $2.8 million outstanding on this revolving loan agreement.

At September 30, 2008, our total outstanding indebtedness amounted to $172.2 million, consisting of $169.3 million of 7.00% Senior Notes and $3.0 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of September 30, 2008 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. We repurchased 74,700 shares for $2.0 million through September 2008.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at September 30, 2008.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Contractual Obligations
Long-term debt (1)	$236,456	$14,880	$23,695	$23,695	$174,186
Capital leases	27	17	10	—	—
Operating leases (2)	263,562	5,228	9,729	7,999	240,606
Purchase obligations (3)	21,514	21,503	11	—	—
Other long-term liabilities (4)	36,878	6,271	6,808	4,715	19,084
Total	$558,437	$47,899	$40,253	$36,409	$433,876

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable September 30, 2008 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $249.4 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has 89 years remaining. The rest is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4) Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 12 in the Notes to Condensed Consolidated Financial Statements included within this filing, liabilities relating to uncertain tax positions which are expected to be settled within one year, and obligations under employee and consultant agreements. We have not included $0.4 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

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

ITEM 4           CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2008, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

During the quarter covered by this report, there were no significant changes in our internal controls that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II         OTHER INFORMATION

ITEM 2           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate Dollar
			Units) Purchased	Value) of Shares (or
			as Part of	Units) that May Yet
	(a) Total Number	(b) Average	Publicly	Be Purchased Under
	of Shares (or	Price Paid per	Announced Plans	the Plans or
Period	Units) Purchased	Share (or Unit)	or Programs	Programs

June 18 - September 30, 2008	74,700	$26.52	74,700	$25,000,000
Total	74,700	$26.52	74,700	$25,000,000

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

Date: November 10, 2008