Form 10-K
period 2008-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2009-03-16
CIK 911583

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	35-1910745 (I.R.S. Employer Identification No.)
800 South Street, Suite 305, Waltham, Massachusetts (Address of Principal Executive Offices)	02453 (Zip Code)
Registrant's telephone number, including area code (781) 894-9770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Common Shares, $.001 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $106,042,966 of June 30, 2008.

Number of shares of Common Stock outstanding as of March 11, 2009:	Class A	477,952
	Ordinary	8,055,307
	Total	8,533,259

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Items 10-14 – Definitive Proxy Statement of the Registrant to be filed pursuant to Regulation 14A, Parts I-IV – Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

Note Regarding Forward-Looking Statements

        Certain statements contained throughout this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution readers that such statements are necessarily based on certain assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the factors discussed in Item 1A of this report. We encourage investors to read Item 1A carefully. Undue reliance should not be placed on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Note Regarding Incorporation By Reference

        The Securities and Exchange Commission ("SEC") allows us to disclose certain information by referring the reader to other documents we have filed with the SEC. The information to which we refer is "incorporated by reference" into this Annual Report on Form 10-K. Please read that information.

PART I

Item 1. Business

Company History

        Steinway Musical Instruments, Inc., through its wholly owned subsidiaries, is a global leader in the design, manufacture, marketing and distribution of high quality musical instruments. We are the largest domestic manufacturer of musical instruments. Whenever we refer to the "Company" or to "us," or use the terms "we" or "our" in this annual report, we are referring to Steinway Musical Instruments, Inc. and its subsidiaries.

        Steinway Musical Instruments, Inc., formerly Selmer Industries, Inc., was incorporated in 1993, at which time it purchased The Selmer Company, Inc. ("Selmer"), the largest U.S. manufacturer of band & orchestral instruments. In May of 1995, we purchased Steinway Musical Properties, Inc. ("Steinway"), a manufacturer and distributor of acoustic pianos. In August of 1996, Steinway Musical Instruments, Inc. became publicly held.

        In September of 2000, we acquired United Musical Instruments Holdings, Inc. ("UMI"), the second largest manufacturer of band & orchestral instruments in the United States and on January 1, 2003 Selmer and UMI merged into Conn-Selmer, Inc. ("Conn-Selmer"). In August of 2004, we acquired the assets of G. Leblanc Corporation, a manufacturer of high quality band instruments with production facilities in Wisconsin and France. In May of 2008, we acquired ArkivMusic, LLC ("Arkiv"), an online retailer of classical music recordings.

        We are a Delaware corporation with our principal executive offices located at 800 South Street, Suite 305, Waltham, Massachusetts 02453, and our telephone number is (781) 894-9770. Through our corporate website, www.steinwaymusical.com, we provide access free of charge to all of our filings with the SEC, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. These reports are available immediately following filing with the SEC. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC. Additionally, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us that file electronically with the SEC.

Financial Information by Segment and Geographic Location

        Information on business segments and geographic areas in which we operated for the years ended December 31, 2008, 2007 and 2006 is contained in Note 18 to the Consolidated Financial Statements included in this report.

Musical Instrument Industry

        We operate two reportable segments within the musical instrument industry: pianos and band & orchestral instruments. We have classified the results of our online music division into our piano segment as we believe its results are not material and its products and customer base are most correlated with piano operations.

Pianos – The overall piano market is comprised of two main categories: grand pianos and upright pianos. Steinway & Sons pianos compete in the high-end segment of the market, whereas our Boston and Essex lines compete in the mid-priced segment of the piano market.

        For several years, increases in piano imports from Asia contributed to an increase in grand piano unit sales in the United States, the world's largest grand piano market. During the last three years, Asian imports declined sharply as did grand piano sales in the United States. Since Steinway realizes the majority of its profit from high-end grand piano sales, our results are generally more affected by economic cycles, demographics, and the public's continued interest in music than by industry trends. For the last three years, the piano market in China was growing at a rapid pace and is now the second largest piano market for the Family of Steinway-Designed Pianos outside the United States. We continue to target this region in our distribution strategies.

Band & Orchestral Instruments – Historically, demand for band & orchestral instruments in the domestic market has been more significantly impacted by factors such as demographic trends than by macroeconomic cycles. However, the recent financial crisis has impaired the ability of some dealers to obtain the credit necessary to purchase inventory.

        Studies have emphasized the importance of music education in a child's development and many school band directors are promoting band programs as social organizations rather than the first step of intensive music study. We expect this emphasis on music education and steady demographic trends to contribute to a relatively stable domestic market in the long term.

        In recent years, there has been an increase in units imported into the domestic market from offshore low-cost producers. This has created a highly price sensitive domestic market where manufacturers have implemented aggressive pricing programs in an attempt to maintain market share positions. To remain competitive in this market, we import some student woodwind and brass instruments, primarily entry-level, made to our specifications. The impact of lower priced imported instruments has also led to consolidation within the industry, leaving Conn-Selmer, Yamaha and Jupiter as the top three remaining full line competitors.

Business and Products

Piano Segment

        The Family of Steinway-Designed Pianos is a comprehensive offering of the world's finest pianos at three distinct price points to suit every buyer looking to purchase a fine quality piano. The family is comprised of our three brands: Steinway & Sons, Boston and Essex.

        Steinway & Sons grand pianos, handcrafted in New York and Germany, are considered to be the highest quality pianos in the world and have one of the most widely recognized and prestigious brand names. We also offer Steinway & Sons upright pianos as well as two mid-priced lines of pianos under the Boston and Essex brand names.

Steinway & Sons Pianos – Steinway & Sons pianos differ from all others in design specifications, materials used and the assembly process. We offer two premium-priced product lines under the Steinway & Sons brand: grand pianos and upright pianos. Grand pianos historically have accounted for the majority of our production. We offer seven sizes of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway & Sons grand pianos are premium pianos in terms of quality and price, with retail prices for ebony pianos generally ranging from $46,000 to $118,000 in the United States. Limited edition pianos and pianos with special veneers sell for retail prices of up to $180,000. Steinway & Sons also offers art case pianos designed by either Steinway master craftsmen or renowned artisans. These unique creations often feature exteriors of elaborate marquetry and intricate hand-painting. Many of these pianos are created to commemorate special events and anniversaries.

        In 2008, we sold 2,589 grand pianos, of which 1,502 units were shipped from our New York facility to dealers in the Americas. The remaining 1,087 units were shipped from our German facility primarily to Europe and Asia. Our upright pianos offer dealers a complete line of quality pianos to satisfy the needs of institutions and other customers who are constrained by space limitations. We also provide services such as repair, replacement part sales, tuning and regulation of pianos, and restoration. Restoration services range from repairs of minor damage to complete restorations of vintage pianos.

Boston and Essex Pianos – We introduced the Boston line in the early 1990s to allow us to compete in the mid-priced category. Retail prices for upright and grand pianos generally range from $6,000 to $41,000 in the United States. Subsequently, we added a full line of pianos under the Essex brand name to our mid-priced offering. Retail prices for Essex pianos range from $4,000 to $22,000 in the United States. Sales of Boston and Essex pianos accounted for 22% of our piano division revenue and 70% of piano unit sales in 2008. With certain limited exceptions, we allow only Steinway & Sons dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway & Sons line. These pianos, which were designed by us and are produced for us in Asia, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor. Also, since our research indicates that the vast majority of Steinway customers have previously owned another piano, Boston and Essex pianos provide future Steinway piano customers with the opportunity to join the Steinway family of owners sooner. The Family of Steinway-Designed Pianos increases our business with our dealers, making us their primary supplier in many instances.

Band Segment

        We are the largest domestic producer of band & orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments with well-known brand names. We have complemented our domestic manufacturing strategy with a sourcing strategy from Asia to remain competitive in the global marketplace. Over the past few years, we have established relationships with several overseas manufacturers to produce imported entry-level student instruments to our design specifications. To ensure that our imported instruments meet our expectations, we have our own quality assurance staff in China to monitor and evaluate our instrument suppliers.

        In 2008, sales of sourced products accounted for approximately 40% of our band division revenue. Approximately 28% of our sourced product sales were from our imported entry-level student woodwind and brass instruments. The remainder was comprised primarily of percussion instruments and accessories.

Woodwind and Brass Instruments – We manufacture piccolos, flutes, clarinets, oboes, bassoons, trumpets, French horns, tubas, and trombones in our manufacturing facilities in Indiana and Ohio. We sell student level instruments in three distinct product groupings: "good" entry-level imported instruments, "better" mid-priced instruments, which are either imported or manufactured by us, and "best" instruments, which are primarily manufactured by us. In addition, we also manufacture intermediate and professional level woodwind and brass instruments. Sales of woodwind and brass instruments accounted for 65% of our band division revenue in 2008.

        We sell our woodwind and brass products under the brand names Bach, Selmer, Selmer Paris, C.G. Conn, Leblanc, King, Armstrong, Holton, Yanagisawa, Vito, Emerson, Avanti, Noblet, Artley, and Benge. Suggested retail prices generally range from $300 to $2,500 for student instruments and from $1,100 to $14,000 for intermediate and professional instruments. We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics. We believe that specialization of products helps maintain a competitive edge in quality and product design. Our specialized woodwind and brass instruments sell for up to $34,000.

        We are the exclusive U.S. distributor for Yanagisawa saxophones and Selmer Paris saxophones, clarinets and trumpets. The Selmer Paris saxophone is the best selling professional saxophone in the world. Selmer Paris, in turn, has exclusive distribution rights to some of our brass instruments in France.

Percussion Instruments – We manufacture, source, and distribute acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, and chimes. We manufacture percussion products in North Carolina and Illinois under the Ludwig and Musser brand names. Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products. Suggested retail prices range from $400 to $5,300 for acoustical drum outfits and from $1,000 to $18,000 for tuned percussion instruments, with specialized tuned instruments purchased by symphonies and orchestras selling for up to $23,000. Sales of percussion instruments accounted for 16% of our band division revenue in 2008.

String Instruments – We distribute violins, violas, cellos, and basses. Products are sold under the brand names Glaesel, Scherl & Roth, and William Lewis & Son. Suggested retail prices generally range from $400 to $3,500 for student instruments and from $1,400 to $5,300 for intermediate and advanced instruments, with specialized instruments selling for up to $16,000. Components are primarily imported from Europe and Asia and adjusted at our factory in Ohio. Sales of string instruments accounted for 2% of our band division revenue in 2008.

Accessories – We manufacture mouthpieces and distribute accessories such as music stands, batons, mallets, straps, mutes, reeds, pads, chin rests, strings, bows, cases and instrument care products. Sales of accessories accounted for 17% of our band division revenue in 2008.

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

        We also sell pianos to institutions such as concert halls, universities, music schools, houses of worship, hotels, and retirement homes. Approximately 22% of pianos sold in 2008 were to institutional customers. We have developed the "All-Steinway School" program to focus on increasing piano sales to music schools, as this market segment is typically less sensitive to economic cycles. Institutions can earn the "All-Steinway School" designation by owning essentially all Steinway-designed pianos, enabling them to provide their students and faculties with the best instruments possible for the study of music, from the practice room to the recital hall. The number of "All-Steinway Schools" grew 16% in 2008, to 99 schools and conservatories worldwide.

        Market size and volume trends are difficult to quantify for international piano markets, as there is no single source for worldwide sales data. Outside the United States, our strongest market shares are in Germany, Austria, Switzerland, the United Kingdom, France, and Italy. We believe that we hold an average grand piano market share of approximately 15% in these countries. We also continue to expand our business in former Eastern Bloc countries where unit sales grew over 25% in 2008.

        Outside of the United States, China is currently the second largest grand piano market in the world. With our three piano lines, we believe our market share of grand piano units is currently 7% in China. Our unit sales in China grew nearly 8% in 2008 and we expect a large portion of our long-term growth to come from this market.

        In 2008, our piano sales had the following geographic breakdown based on customer location: approximately 42% in the United States, 32% in Europe, 7% in Japan, 7% in China, and the remaining 12% primarily in other Asian countries. Our largest piano dealer accounted for approximately 4% of piano sales in 2008, while the top 15 accounts represented 28% of piano sales.

Band Segment

        Band & orchestral instruments are sold to student, amateur and professional musicians, and institutions. The majority of our instruments are purchased or rented from dealers by students enrolled in music education programs in the United States. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to intermediate or professional level instruments in high school or college. We estimate that approximately 75% of our domestic band sales are generated through educational programs. The remaining domestic band sales are to amateur or professional musicians or performing groups, including orchestras and symphonies. Student level instruments accounted for approximately 60% of band & orchestral unit sales and approximately 35% of instrument revenues in 2008, with intermediate and professional instruments representing the balance.

        Historically, over 80% of our band sales have been in the United States. In recent years, Asian and European markets have presented significant opportunities for growth due to the quality of our instruments and the strength of our brand names.

        In 2008, approximately 75% of band sales were in the United States, 12% in Europe and the remaining 13% primarily in Japan and Canada. Our largest group of band dealers under common control accounted for approximately 13% of band sales in 2008, while the top 15 accounts represented approximately 40% of band sales.

Sales and Marketing

Piano Segment

        We distribute our pianos worldwide through nearly 200 independent dealers who operate approximately 325 showrooms. We also have company operated selection centers in Tokyo and Shanghai which serve our dealers in Japan and China. In addition, we also sell our pianos through nine company operated retail showrooms: four in the United States and five in Europe. Sales to dealers accounted for approximately 77% of piano segment revenue in 2008. The remaining 23% was generated from sales made directly by us at one of our nine company operated retail showrooms.

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

Steinway Artist Program – Steinway Artists are world-class pianists who voluntarily endorse Steinway & Sons by selecting the Steinway piano. Our Steinway Artist program is unique in that we do not pay artists to endorse our instruments. To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano. We use these renowned artists in our marketing programs to help reinforce recognition of the Steinway brand name and its association with quality. The Steinway Artist Program currently includes more than 1,500 of the world's finest pianists who perform on Steinway pianos.

Concert and Artist Piano Bank – To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank. The Piano Bank includes approximately 475 instruments worldwide. Of these instruments, approximately 365 are located in the United States. In New York City alone, the Piano Bank includes approximately 175 instruments available for various occasions. The remaining domestic-based pianos are leased to dealers around the country who actively support the Steinway Artist program. The Piano Bank promotes our instruments in the music industry and provides management with continual feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist. The Piano Bank instruments are generally sold after four or five years and replaced with new pianos.

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

        As part of our band director outreach and support strategy, we have developed Conn-Selmer Institute ("CSI"). Originally created to help graduating music education majors transition into teaching careers, we have expanded CSI to include a program for experienced music educators who want a refresher course. We also have an educational director who travels extensively, lecturing and motivating students, educators and parents on the value of music in a child's development. We believe that our well-established, long-standing relationships with influential music educators are an important component of our distribution strategy and that our CSI efforts will further enhance these relationships.

        To reach international markets, we primarily sell our instruments through distributors. Our international sales staff includes regional sales directors who have direct contact with our customers in Europe, Latin America and Asia.

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

        Because Steinway pianos are built to last for generations, a relatively large market exists for used Steinways. It is difficult to estimate the significance of used piano sales because most are conducted in the private aftermarket. However, we believe that used Steinway pianos provide the most significant competition in the high end piano market.

Boston and Essex Pianos – Our mid-priced pianos compete with brands such as Schimmel, Kawai, Yamaha, Young Chang, and Pearl River. By working with manufacturers in Asia, we have been able to enjoy labor costs and manufacturing efficiencies similar to those of our primary competitors while offering consumers the added benefit of pianos designed by Steinway & Sons.

        In recent years, piano manufacturing in China has been growing at a rapid pace. While the vast majority of the production continues to be upright pianos, Chinese manufacturers have begun producing low-priced, smaller grand pianos. In 2005, we established an OEM relationship with Pearl River Piano Group, the largest piano manufacturer in China, to build pianos for our Essex line. In June of 2006, we successfully re-launched our Essex line, introducing several new Essex models in a variety of finishes. We now offer pianos priced in a considerably more competitive price range than previously available, bringing a good measure of Steinway design benefits to a wider range of consumers.

Band Segment

        We are the largest domestic producer of band & orchestral instruments. We have leading market shares with many of our professional level instruments. Yamaha, a Japanese corporation, is our largest competitor. New entrants into the domestic market generally experience difficulty competing due to the need for both brand recognition and an effective distribution system.

        Due to the growth of offshore manufacturers and the ease of international trade, competition for sales of student level instruments in the United States has intensified in recent years. These producers benefit from low labor costs, enabling them to offer instruments at highly competitive prices. It is difficult to quantify the impact of imported musical instruments since the majority of offshore manufacturers do not report data through industry channels.

Patents and Trademarks

        Steinway & Sons pioneered the development of the modern piano with over 125 patents granted since our founding. While we have several patents effective and pending in the United States and in several foreign countries, we do not believe our business is materially dependent upon any single patent.

        We also have some of the most well-known brand names in the music industry. Our piano trademarks include Steinway, Steinway & Sons, the Lyre design, Boston, Heirloom Collection, Crown Jewel Collection and Essex. Our band & orchestral trademarks include Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Ludwig, Musser, Holton, Vito, Glaesel, Scherl & Roth, Emerson, William Lewis & Son, and Benge. We consider our trademarks to be important and valuable assets. It is possible that the termination, expiration or infringement of one or more of our trademarks may have an adverse effect on our business, depending on the trademark and the jurisdiction. Accordingly, we maintain trademark registrations in appropriate jurisdictions on an ongoing basis and vigorously pursue any infringement by competitors.

Raw Materials, Component Parts, and Sourced Products

        Our raw materials consist primarily of metals and woods. The majority of these materials is sourced from the Americas, with the balance coming from Europe, Asia and Africa. We manufacture our own piano plates and keys to ensure quality and availability of these component parts. Component parts for string and percussion instruments are imported from Europe and Asia. We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2009 or in the future.

        Currently, our Boston pianos are sourced from a single manufacturer, as are many of our Essex piano models, our Selmer Paris instruments and certain other component parts. Some of our entry-level band instruments are also sourced from single manufacturers. We continually scrutinize these suppliers and the quality of products that they manufacture for us and we believe that we have a sufficient number of qualified band instrument suppliers to ensure availability of all offered products in the upcoming year.

Labor

        As of December 31, 2008, we employed 2,007 people, consisting of 1,423 hourly production workers and 584 salaried employees. Of the 2,007 employees, 1,466 were employed in the United States and the remaining 541 were employed primarily in Europe.

        Approximately 50% of our workforce in the United States is represented by labor unions. On April 1, 2006, our labor contract with employees at our brass instrument manufacturing facility in Elkhart, Indiana expired. These employees, who are represented by Local 364 of the United Auto Workers (UAW), have been on strike since that time. By the end of 2006, we had hired our desired number of permanent replacement workers for this facility, many of whom were former union members. In November of 2007, the employees voted on a petition to decertify the UAW as the exclusive bargaining representative at the plant. In December of 2007, the National Labor Relations Board ("NLRB") Regional Office held a hearing to determine eligibility of certain ballots which had been challenged during the vote. While the hearing officer sustained the vast majority of our challenges, each side subsequently filed exceptions to some of the rulings. These exceptions have not yet been ruled upon by the NLRB in Washington, D.C. While we cannot be certain about the exact reason, we believe that vacancies in three of the five seats on the NLRB have been a primary factor in the delay of a final ruling. Members of Local 364 are not included in our workforce statistics below.

The following table indicates the union representation and the current status of our collective bargaining agreements in the United States:

Location	Union affiliation	Type of manufacturing	Number of employees	Agreement expiration
LaGrange, IL	Carpenters	Percussion instruments	29	November 21, 2009
New York, NY	United Furniture Workers	Pianos	387	December 31, 2009
Springfield, OH	Glass, Molders, Pottery, Plastics & Allied Workers	Piano plates	30	November 8, 2010
Eastlake, OH	United Auto Workers	Band instruments	269	February 15, 2011
Elkhart, IN	United Auto Workers	Band instrument warehouse	10	March 31, 2012

        In Germany, the workers' council represents all employees other than management. Nevertheless, most employment contract conditions are settled in collective bargaining agreements made between various trade unions and the employer organizations to which we belong. Our current agreement expires on November 30, 2009. We believe that relations with our employees and these unions are generally good.

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

        Our mid-priced pianos compete with brands such as Schimmel, Kawai, Yamaha, Young Chang, and Pearl River. By working with manufacturers in Asia, we have been able to enjoy labor costs and manufacturing efficiencies similar to those of our primary competitors. Also, with certain limited exceptions, we allow only Steinway dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway line.

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

Economic downturns and changes in consumer preferences could adversely affect our business

        Our business is subject to a number of general economic factors, many of which are out of our control, that may, among other things, result in a decrease in sales and net income. Sales of musical instruments are dependent in part upon discretionary consumer spending, which may be affected by general economic conditions. For example, Steinway, which represents more than half of our net sales, sells a relatively small number of Steinway & Sons grand pianos each year (2,589 in 2008). Given the small number of pianos we sell, even a slight decrease in sales could adversely affect our profitability. Band & orchestral sales are also dependent upon the continued interest of school-aged children in playing musical instruments. Any decrease in consumer spending, reduction in school budgets or decrease in school-aged children's interest in music could result in decreased sales, which could adversely affect our business and operating results. Furthermore, the downturn in the global economy will result in reduced spending on luxury and entertainment goods, including some of our products, thus exacerbating the risks to our business.

Our dealers may have difficulty obtaining financing for their inventory purchases

        A significant number of our U.S. dealers finance their inventory purchases through third parties. One of the largest firms recently announced that it would close its financing operation. Since the number of financing options available to our dealers has been reduced, a prolonged worldwide financial crisis could result in decreased purchases, which would adversely affect our business and operating results.

We could be subject to work stoppages or other business interruptions as a result of our unionized work force

        A significant portion of our hourly employees are represented by various union locals and covered by collective bargaining agreements. These agreements contain various expiration dates and must be renegotiated upon expiration. If we are unable to negotiate any of our collective bargaining agreements on satisfactory terms prior to expiration, we could experience disruptions in our operations. On April 1, 2006, our labor contract with employees at our brass instrument manufacturing facility in Elkhart, Indiana expired. These employees, who are represented by Local 364 of the UAW, have been on strike since that time. However, we have been staffed with permanent replacement workers at this facility since the end of 2006. Nevertheless, any future prolonged work stoppage or delay in renegotiating collective bargaining agreements at another facility could have a material adverse effect on our operations.

Any significant disruption in our supply from key suppliers could delay production and adversely affect our sales

        Our Boston piano line, some of our Essex piano models, our Selmer Paris instruments, and many of our student level band & orchestral instruments are sourced from single foreign manufacturers. We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which may be available only from limited resources. Moreover, we are dependent upon the availability of our suppliers to provide material that meets specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts would adversely affect production schedules and profitability.

        Although we have had adequate supplies of raw materials and component parts in the past, there is no assurance that we may not experience serious interruptions in the future. Our continued supply of materials is subject to a number of risks including: 1) the destruction of our suppliers' facilities or their distribution infrastructure; 2) work stoppages or strikes by our suppliers' employees; 3) the failure of our suppliers to provide materials of the requisite quality; 4) the failure of essential equipment at our suppliers' plants; 5) the failure or shortage of supply of raw materials to our suppliers; and 6) contractual amendments and disputes with our suppliers.

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

We experience inherent concentration of credit risk in our accounts receivable

        We establish reserves for accounts receivable and notes receivable. We review overall collectability trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates. Historically, a large portion of our sales have been generated by our top 15 customers. As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total.

This is especially true at our band division, which characteristically has the majority of our consolidated accounts receivable balance. We consider the credit health and solvency of our customers when developing our receivable reserve estimates. Historically, our bad debt expense has been low. However, two of our significant customers filed for bankruptcy in 2006, causing us to incur a significant increase in bad debt expense. If our customers fail to pay a significant portion of outstanding receivable balances, it would have a negative impact on our results of operations.

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

Shifts in our product mix may result in declines in our gross margins and profit levels

        Our gross margins vary among our product groups and have fluctuated from quarter to quarter as a result of shifts in product mix (that is, how much of each product type we sell in any particular quarter). The introduction of new band instruments, decreases in average selling prices and shifts in the proportion of student level instruments to professional level instruments may cause variances in our gross margins. We also experience variances in our gross margins as a result of shifts in the proportion of our piano retail sales to wholesale sales, as well as changes in amounts of piano sales to territories where we realize more favorable pricing. For example, our piano sales in the former Eastern Bloc countries generally produce higher margins because a significant portion of those sales are made directly with institutions and non-dealer buyers at prices above normal wholesale prices. We expect fluctuations in gross margins to continue in the future.

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

        We have obligations and liabilities with respect to the remediation of current and former properties and third-party waste disposal sites. The liabilities and obligations in some cases are covered by an indemnification agreement and we have accrued liabilities for sites where the liability is probable and can be estimated. We cannot guarantee the indemnitor will continue to fund the cleanup liability or that the actual costs of cleanup will not exceed our present accruals. Furthermore, we may be required to fund additional remedial programs in connection with other current, former or future facilities.

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

Our foreign operations are exposed to risks associated with foreign regulations, exchange rate fluctuations, trade restrictions and political, economic and social instability

        We manufacture, market and distribute our products worldwide. As a result, we are subject to the risks normally associated with foreign operations. For example, foreign regulations may limit our ability to produce and sell some of our products or repatriate profits to the United States. In addition, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. Our operations may also be negatively impacted by political, economic and social instability in foreign countries in which we operate. We are also exposed to risks associated with foreign currency fluctuations. A change in the exchange rates of the U.S. dollar, the Japanese yen, the British pound, the Chinese yuan or the euro relative to each other or other foreign currencies could have a negative impact on us. Although we sometimes engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be sure that these fluctuations will not have an adverse effect on us. Sales outside the United States accounted for 44% of our net sales in 2008.

The requirements of complying with the Sarbanes-Oxley Act may strain our resources

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

Messrs. Kirkland and Messina exercise significant control over us, which could adversely affect investors

        Mr. Kyle R. Kirkland, Chairman of the Board, and Mr. Dana D. Messina, Chief Executive Officer, hold in the aggregate 100% of our Class A common stock, representing approximately 85% of the voting power of our Company's capital stock. So long as Messrs. Kirkland and Messina continue to hold a majority of the voting power, they will be able, acting together, to exercise a controlling influence over our Company, including with respect to the composition of our board of directors and, through it, the direction and policies of the Company. We cannot assure that Messrs. Kirkland and Messina will not pursue other business interests that will conflict with investors' interests.

Item 1B. Unresolved Staff Comments

        None.

 Item 2. Properties

        We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York City. The remaining Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure our debt.

The following table lists our significant owned and leased facilities:

Location	Owned/ Leased	Approximate Floor Space (Square Feet)	Type of Facility and Activity Performed

Long Island City, NY	Owned	450,000	Piano manufacturing; restoration center; administrative offices
New York, NY	Owned	217,000	Piano retail store/showroom; office rental property
Melville, NY	Leased	9,200	Piano retail store/showroom
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices
	Leased	6,000	Piano retail store/showroom
Munich, Germany	Leased	15,000	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Remscheid, Germany	Leased	25,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	22,000	Piano warehouse/showroom/workshop
London, England	Leased	10,000	Piano retail store/showroom
	Leased	6,000	Piano workshop/storage
Tokyo, Japan	Leased	9,000	Piano selection center; warehouse
	Leased	2,000	Administrative offices
Eastlake, OH	Owned	160,000	Brass instrument manufacturing
Elkhart, IN	Owned	150,000	Brass instrument manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Elkhorn, WI	Owned	58,000	Former brass instrument manufacturing; held for sale
Kenosha, WI	Owned	95,000	Former woodwind manufacturing and warehouse; held for sale
LaGrange, IL	Owned	35,000	Percussion instrument manufacturing
Monroe, NC	Leased	114,000	Percussion instrument manufacturing; warehouse
Cleveland, OH	Leased	35,000	String instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse

        We spent $5.3 million for capital improvements in 2008 consisting primarily of production equipment and machinery, plant and facility improvements and reconfigurations, and software and computer system upgrades. We expect capital spending in 2009 to be in the range of $3.0 to $5.0 million, relating to similar items, along with $2.0 to $3.0 million for improvements and renovations at our building in New York City.

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

Environmental Matters

        We are required to comply with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties contaminated by hazardous substances, including chlorinated solvents. Our operations are subject to environmental laws and regulations that require us to obtain and maintain permits from regulatory authorities. Non-compliance with environmental laws and regulations or the permits we have been issued could give rise to significant fines, penalties and other costs. We currently do not expect to incur material expenditures relating to environmental compliance in 2009.

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

        We are continuing an existing environmental remediation plan at a facility we acquired in 2000. We estimate our costs, which approximate $0.7 million, over a 12-year period. We have accrued approximately $0.6 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
2009	$61
2010	61
2011	61
2012	61
2013	61
Thereafter	424

Total	$729

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.0 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of December 31, 2008 and 2007. We reached an agreement with Grenadilla whereby current environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek reimbursement from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Markets for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Ordinary common stock is traded on the New York Stock Exchange ("NYSE") under the "LVB" symbol. On May 29, 2008, we submitted an unqualified certification to the NYSE regarding our compliance with NYSE corporate governance listing standards as of the date of certification. The following table sets forth, for the periods indicated, the high and low share prices of our Ordinary common stock as reported on the NYSE.

Year Ended December 31, 2008	High	Low

First Quarter	$30.10	$23.61
Second Quarter	30.58	24.34
Third Quarter	30.00	24.95
Fourth Quarter	28.48	14.86

Year Ended December 31, 2007	High	Low

First Quarter	$36.85	$29.99
Second Quarter	39.23	31.22
Third Quarter	36.51	28.83
Fourth Quarter	31.95	26.95

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

Holders of Record – As of March 9, 2009, there were 2,456 beneficial shareholders of our Ordinary common stock and two holders of record of the Class A common stock.

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

Performance Graph – The following line graph compares the yearly percentage change in our cumulative total shareholder return on our Ordinary common stock for the period from December 31, 2003 to December 31, 2008, to the cumulative total return for the Russell 2000 Stock Index ("Russell 2000") and the cumulative total return for a peer group ("Peer Group") consisting of La-Z-Boy, Inc., Harley-Davidson, Inc., Callaway Golf Company, and Fleetwood Enterprises. Guitar Center, Inc., which was previously in the Peer Group, was replaced by La-Z-Boy, Inc. due to its acquisition by a private company.

        The Peer Group was selected by management based on the status of each as a manufacturer and/or distributor of consumer goods in the luxury, leisure, furniture, or musical instrument categories. The performance graph assumes a $100 investment on December 31, 2003 in each of our Ordinary common stock, the Russell 2000, and the common stock of the Peer Group. Steinway Musical Instruments, Inc. is included in the Russell 2000. Total shareholder return for Steinway Musical Instruments, Inc., as well as the Russell 2000 and the Peer Group, is based on the cumulative amount of dividends for a period (assuming dividend reinvestment) and the difference between the share price at the beginning and at the end of the period.

Cumulative Total Return

	December 31,
	2003	2004	2005	2006	2007	2008
Steinway Musical Instruments, Inc.	$100.00	$117.17	$103.28	$125.71	$123.71	$70.89
Russell 2000	$100.00	$113.14	$116.90	$136.77	$133.01	$86.72
Old Peer Group	$100.00	$131.52	$119.87	$129.88	$–	$–
New Peer Group	$100.00	$108.94	$96.83	$111.05	$83.53	$31.90

Purchases of Equity Securities by the Issuer

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
June 1 – June 30, 2008	25,800	$26.73	25,800	$24,310,339
July 1 – July 31, 2008	42,200	26.34	42,200	23,198,583
August 1 – August 31, 2008	6,700	26.82	6,700	23,018,881
September 1 – September 30, 2008	—	—	—	23,018,881
October 1 – October 31, 2008	5,600	26.76	5,600	22,869,052

Total	80,300	$26.54	80,300	$22,869,052

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plan and our Stock Plans, which are described in Note 13:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Stock Plan	385,376	$20.76	–
2006 Stock Plan	421,840	$28.72	578,160
2006 Purchase Plan	11,828	$23.36	332,541

Total	819,044	$24.90	910,701

 Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data as of and for each of the five years in the period ended December 31, 2008, as derived from our audited financial statements. The table should be read in conjunction with our Consolidated Financial Statements, including the footnotes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report, as well as previously filed Annual Reports on Form 10-K.

(In thousands except share and per share data)

Years Ended December 31,	2008(1)	2007	2006(2)	2005	2004(3)
Income statement data:
Net sales	$387,413	$406,314	$384,620	$387,143	$375,034
Gross profit	115,290	123,486	107,407	111,534	109,133
Income from operations	21,193	35,202	18,378	34,837	34,241
Net income (loss)	8,186	15,410	(668)	13,792	15,867
Earnings (loss) per share
Basic	$0.96	$1.81	$(0.08)	$1.71	$1.97
Diluted	$0.95	$1.78	$(0.08)	$1.67	$1.91
Weighted average shares:
Basic	8,557,761	8,521,700	8,303,770	8,069,721	8,046,256
Diluted	8,629,647	8,647,300	8,303,770	8,265,234	8,304,066
Balance sheet data (at December 31):
Cash	$44,380	$37,304	$30,409	$34,952	$27,372
Current assets	297,267	285,729	282,678	295,731	308,761
Total assets	453,318	457,678	447,175	455,655	477,545
Current liabilities	62,554	66,986	66,048	71,881	72,893
Total debt	186,750	176,266	178,411	204,692	221,208
Stockholders' equity	157,081	163,779	158,001	148,830	145,553
Other financial data:
Capital expenditures	$5,338	$4,967	$5,549	$5,004	$5,186
Cash dividends declared per common share	$–	$3.00	$–	$–	$–
Margins:
Gross profit	29.8%	30.4%	27.9%	28.8%	29.1%
Operating	5.5%	8.7%	4.8%	9.0%	9.1%
(1)
In 2008, our results were adversely impacted by the impairment of our band division goodwill of $8.6 million and facility rationalization charges, including property impairment and severance costs totaling $1.3 million. This was partially offset by a gain on extinguishment of debt of $0.6 million. These items are described more fully in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
In 2006, our results were adversely affected by a significant increase in our provision for doubtful accounts, which resulted from the bankruptcy filings of two large band division customers; the loss on extinguishment of debt of $9.7 million; and the strike at our Elkhart, Indiana brass instrument manufacturing facility. These items are described more fully in our Annual Report on Form 10-K for the period ended December 31, 2006.

(3)
In 2004, our results were positively impacted by the acquisition of Leblanc. This acquisition is described more fully in our Annual Report on Form 10-K for the period ended December 31, 2004.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Tabular Amounts in Thousands)

Introduction

        The following discussion provides an assessment of the results of our operations and liquidity and capital resources together with a brief description of certain accounting policies. Accordingly, the following discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included within this report.

Overview

        We, through our operating subsidiaries, are one of the world's leading manufacturers of musical instruments. Our strategy is to capitalize on our strong brand names, leading market positions, strong distribution networks, and quality products.

Piano Segment – Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts. The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales. Given the total number of these pianos that we sell in any year (2,589 sold in 2008), a slight change in units sold can have a material impact on our business and operating results. Our results are also influenced by sales of Boston and Essex pianos, which together represented 70% of total piano units sold and 22% of total piano revenues in 2008. Our Boston piano line and many of our Essex piano models are sourced from Asia by single manufacturers. The ability of these manufacturers to produce and ship products to us could impact our business and operating results. A breakdown of sales by our divisions and their geographic location can be found in Note 18 to the financial statements. In 2008, our piano sales had the following geographic breakdown based on customer location: approximately 42% in the United States, 32% in Europe, 7% in Japan, 7% in China, and the remaining 12% primarily in other Asian countries. For the year ended December 31, 2008, our piano segment sales were $228.4 million, representing 59% of our total revenues.

Piano Outlook for 2009 – Overall, we expect a difficult year for our piano segment with respect to sales and gross profit. We anticipate the domestic market will be more challenging than that overseas, although the continued strengthening of the euro could have an adverse impact on international sales. We intend to focus on aligning production and sales so as not to build excess inventory, reducing expenses, and assisting our dealers through the current U.S. credit crisis without undue risk to receivable collectibility. We currently have sufficient manufacturing capacity to meet anticipated or increased demand.

Band Segment – Our student band instrument sales are influenced by trends in school enrollment, general attitudes toward music and the arts, and our ability to provide competitively priced products to our dealer network. Management estimates that 75% of our domestic band sales are generated through educational programs; the remainder is to amateur or professional musicians or performing groups, including symphonies and orchestras.

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

        In 2008, beginner instruments accounted for approximately 60% of band & orchestral unit shipments and approximately 35% of band instrument revenues, with intermediate and professional instruments representing the balance. In 2008, approximately 75% of band sales were in the United States, 12% in Europe and the remaining 13% primarily in Japan and Canada. For the year ended December 31, 2008, our band sales were $159.0 million, representing 41% of our total revenues.

Band Outlook for 2009 – We expect a challenging year for our band division since order volume has decreased. Some of our dealers have been adversely impacted by the credit crisis. In an effort to increase their cash flow, these dealers are working to repair or resell existing inventory instead of ordering new product. We have also eliminated some order and purchasing incentive programs, which will be beneficial to our margin, but has caused orders to shift to later in the season. We have completed most of our facility rationalization project, and have reduced production of certain instruments so as not to build excess inventory. We have made some headcount reductions and will continue to reduce expenses. Similar to the piano division, we are helping our dealers through the current U.S. credit crisis without undue risk to receivable collectibility. We currently have sufficient manufacturing capacity to meet anticipated or increased demand.

Inflation and Foreign Currency Impact – Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

        Sales to customers outside the United States represented 44% of consolidated sales in 2008. We record sales in euro, Japanese yen, British pounds, and Chinese yuan. In 2008, we generated 77% of our international sales through our piano segment. Foreign exchange rate changes impacted sales favorably by approximately $5.5 million in the current year. Although currency fluctuations affect international sales, they also affect cost of sales and related operating expenses. Consequently, they generally have not had a material impact on operating income. We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division. We do not purchase currency-related financial instruments for purposes other than exchange rate risk management.

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

        In 2006, we were unable to utilize any of the foreign tax credits generated as we incurred a loss from operations subject to U.S. tax due to our debt restructuring costs and the strike at one of our brass instrument plants. Based on the extended carryforward period, the impact of an anticipated reduction in the German tax rates in 2008, and other tax planning strategies, we recognized the full benefit for the excess foreign tax credits generated in the period. The overall effective tax rate of (75.3%) in 2006 differs from the statutory rate primarily due to foreign taxes that are not creditable against U.S. taxes, permanent differences between book and tax income and expenses, and state taxes. The overall effective rate is also a function of the insignificant level of loss before income taxes, for which a small change in any amount results in a large percentage change in effective tax rate.

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

        In 2008, we were able to use approximately 60% of the foreign tax credits generated during the year. We recognized a benefit of $0.9 million for the excess foreign tax credits generated, net of reserves, which were recorded based on our recent historical foreign tax credit usage trends and anticipated ratios of foreign source income to domestic income in the future. Our rate was beneficially impacted by $1.1 million in reduction of taxes, interest, and penalties associated with uncertain tax positions that have been settled. Accordingly, our overall effective tax rate was 37.7% in 2008. Excluding the impact of any addition to or resolution of uncertain tax positions, we anticipate an overall effective rate of 38% to 40% for 2009.

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

	For the years ended December 31,				Change
	2008		2007		$	%
Net sales
Band	$159,047		$171,124		(12,077)	(7.1)
Piano	228,366		235,190		(6,824)	(2.9)

Total sales	387,413		406,314		(18,901)	(4.7)
Cost of sales
Band	124,752		136,870		(12,118)	(8.9)
Piano	147,371		145,958		1,413	1.0

Total cost of sales	272,123		282,828		(10,705)	(3.8)
Gross profit
Band	34,295	21.6%	34,254	20.0%	41	0.1
Piano	80,995	35.5%	89,232	37.9%	(8,237)	(9.2)

Total gross profit	115,290		123,486		(8,196)	(6.6)
	29.8%		30.4%
Operating expenses	84,220		88,156		(3,936)	(4.5)
Facility rationalization and
impairment charges	9,877		128		9,749	7,616.4

Total operating expenses	94,097		88,284		5,813	6.6
Income from operations	21,193		35,202		(14,009)	(39.8)
Other income, net	(536)		(59)		(477)	808.5
Gain on extinguishment of debt	(636)		–		(636)	100.0
Net interest expense	9,218		9,771		(553)	(5.7)

Income before income taxes	13,147		25,490		(12,343)	(48.4)
Income tax provision	4,961	37.7%	10,080	39.5%	(5,119)	(50.8)

Net income	$8,186		$15,410		(7,224)	(46.9)

Overview – The facility rationalization project at our band division is complete, and production at closed plants has been moved into existing plants. However, the U.S. economic crisis adversely impacted fourth quarter band revenues, since dealers only ordered products that they could resell quickly. Nevertheless, margins improved despite the $0.9 million incurred due to plant closures.

        Piano division revenues and margins decreased due to domestic piano results. Fewer Steinway grand unit sales and the adverse impact of domestic manufacturing facility shutdowns, which were taken in an effort to control inventory, were the primary causes. Piano division results include the operations of our online music division.

        Our fall budgeting and planning process provides multi-year cash flow projections which we use to conduct our annual impairment testing of intangible assets. Recent decreases in order volume, the adverse impact of unavailable sourced products, delays in producing new product lines, and recent economic events, coupled with other factors, caused us to lower sales expectations. As a result, our future anticipated cash flows at the band division were reduced and our goodwill was determined to be impaired. Accordingly, we recorded an $8.6 million charge during the period to fully write off this asset. Analyses of band division trademarks and other assets during the fall indicated no other impairment, so no further charges have been taken. Our analysis of the piano division's intangible assets in the fall indicated no impairment charge was required. We performed an update of our analysis as of December 31, 2008 due to current economic conditions. No other impairments were noted.

Net Sales – Net sales decreased $18.9 million which is attributable to both band and domestic piano division performance. Band division revenues decreased $12.1 million, virtually all of which was caused by the 38% decrease in brass and woodwind unit shipments in the fourth quarter. This was mitigated by a shift towards higher priced intermediate and professional level instruments and improved percussion instrument sales. Piano revenue, which included $5.0 million of online music retail sales, deteriorated $6.8 million due to the $8.2 million decrease in domestic piano revenues. Steinway grand unit shipments decreased 16% and mid-priced piano line shipments decreased 8% domestically as demand fell at both the wholesale and retail level. Overseas piano sales improved $1.3 million, which includes $5.5 million in foreign currency translation. Steinway grand unit shipments were 10% lower, although mid-priced piano line shipments remained stable.

Gross Profit – Gross profit fell $8.2 million due to lower domestic piano sales and margins. Although we incurred $0.9 million in severance and other charges associated with the facility rationalization project, band gross profit was consistent due to the $2.4 million reduction in pension and retirement benefit costs. Unabsorbed overhead and production variances were also lower than in 2007.

        Piano segment gross profit dropped $8.2 million primarily due to the decline in domestic piano sales. The overseas margin remained unchanged from the prior period at 41.3%. Domestically, margins dropped from 34.5% to 28.9% due to the 25% reduction in production, which was implemented in order to control inventory levels. The absence of a higher margin limited edition piano, lower margins on mid-priced piano shipments due to unfavorable exchange rates, and higher physical inventory adjustments, which were atypically favorable in 2007, were also factors in the margin deterioration.

Operating Expenses – Operating expenses were $3.9 million lower primarily due to the $1.7 million reduction in bad debt expense. Advertising expenses, salaries, commissions, and professional fees also decreased.

Facility rationalization and impairment charges – Facility rationalization and impairment charges of $9.9 million are comprised of $8.6 million associated with the write off of goodwill discussed above and $1.3 million in facility impairment charges at band locations that have been closed or sold.

Non-operating Expenses – Non-operating expenses decreased $1.7 million due to the $0.6 million gain on extinguishment of $5.8 million of our Notes. A $0.6 million shift from foreign exchange losses to foreign exchange gains also contributed to the improvement. Lower legal fees associated with the West 57th street building were offset by losses on our Supplemental Executive Retirement Plan assets.

        Net interest expense decreased $0.6 million primarily due to the extinguishment of $5.8 million of our bond debt early in the year. Fewer borrowings on our domestic line of credit also contributed to the improvement.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

	For the years ended December 31,				Change
	2007		2006		$	%
Net sales
Band	$171,124		$170,426		698	0.4
Piano	235,190		214,194		20,996	9.8

Total sales	406,314		384,620		21,694	5.6
Cost of sales
Band	136,870		138,745		(1,875)	(1.4)
Piano	145,958		138,468		7,490	5.4

Total cost of sales	282,828		277,213		5,615	2.0
Gross profit
Band	34,254	20.0%	31,681	18.6%	2,573	8.1
Piano	89,232	37.9%	75,726	35.4%	13,506	17.8

Total gross profit	123,486		107,407		16,079	15.0
	30.4%		27.9%
Operating expenses	85,842		79,879		5,963	7.5
Provision for doubtful accounts	2,442		9,150		(6,708)	(73.3)

Total operating expenses	88,284		89,029		(745)	(0.8)
Income from operations	35,202		18,378		16,824	91.5
Other income, net	(59)		(2,170)		2,111	(97.3)
Loss on extinguishment of debt	–		9,674		(9,674)	(100.0)
Net interest expense	9,771		11,255		(1,484)	(13.2)

Income (loss) before income taxes	25,490		(381)		25,871	(6,790.3)
Income tax provision	10,080	39.5%	287	(75.3)%	9,793	3,412.2

Net income (loss)	$15,410		$(668)		16,078	(2,406.9)

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

        Despite a slight decrease in domestic piano revenues, our piano division sales improved significantly due to the increase in overseas demand for Steinways and the re-launched Essex line of pianos. Piano margins improved, largely due to the higher ratio of overseas product to domestic product sold, as our overseas piano division typically earns higher margins.

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

Gross Profit – Gross profit improved $16.1 million due to improved sales and margins at both the piano and band divisions. Band gross profit was beneficially impacted by the Elkhart, Indiana brass instrument manufacturing facility's improved production of intermediate and professional level instruments, which exceeded pre-strike levels by year end. This more than offset the impact of unabsorbed overhead and production variances due to reduced production levels at some of our plants, which we experienced due to dealer consolidations and reduced order volume.

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

Liquidity and Capital Resources

        We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital lines, to finance our operations, repay or repurchase long-term indebtedness, finance acquisitions, and fund our capital expenditures. Our overseas divisions, particularly in Asia, are normally in a borrowing position on their lines. These borrowings are likely to be less than $10.0 million at any given time. In 2006, our domestic borrowings reached $13.9 million, due to the repayment of our term loan in September. In 2007, domestic borrowings peaked at

$28.9 million, due to the dividend we issued in March 2007, coupled with seasonal borrowings and the semi-annual interest payment on our bonds. In 2008, our domestic line went virtually unused until the fourth quarter, when we borrowed $30.0 million to ensure short-term liquidity. We paid down $15.0 million of that balance prior to December 31, 2008.

Cash Flows – Our statements of cash flows are summarized as follows:

For the years ended December 31,	2008	2007	2006
Net income (loss):	$8,186	$15,410	$(668)
Changes in operating assets and liabilities	(21,988)	8,297	8,607
Other adjustments to reconcile net income (loss) to cash flows from operating activities	20,773	10,358	21,281

Cash flows from operating activities	6,971	34,065	29,220
Cash flows from investing activities	(7,655)	(4,760)	(3,798)
Cash flows from financing activities	9,084	(23,217)	(31,978)

        In 2008, cash flows from operating activities decreased $27.1 million. Cash used for inventory increased $24.5 million due to the band division, which experienced a $12.1 million reduction in sales, virtually all of which occurred in the fourth quarter. Also, cash used for liability related items increased $17.7 million due to large pension contributions, tax related payments, and reductions in employee benefit and deferred income accruals. These items exceed the positive impact of cash provided by accounts receivable, which increased $14.1 million largely due to more stringent credit criteria at the band division, and the $9.9 million increase in non-cash adjustments, which are added back to cash flows from operating activities.

        In 2007, cash flows from operating activities increased $4.8 million due to the $16.1 million shift from net loss to net income. This more than offset the decrease in non-cash adjustments which are added back to cash flows from operating activities. These adjustments were abnormally high in 2006 due to the large provision for doubtful accounts and the loss on extinguishment of debt. Cash provided by inventory decreased $2.9 million, as we continued to carry excess inventory at our domestic piano division.

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

        Cash flows from operating activities were also impacted by the $1.4 million purchase of securities (which are classified as trading) for our supplemental executive retirement plan ("SERP"). This purchase was funded by the sale of existing SERP securities and is described below. We realized gains of $0.2 million on the sale of these securities. Realized gains on the newly purchased securities were less than $0.1 million for the year ended December 31, 2006.

        In 2008, cash used for investing activities increased $2.9 million due to our acquisitions of Arkiv and Clickpoint, which are discussed in Note 3 of the Notes to the Consolidated Financial Statements. In 2007, cash used for investing activities increased $1.0 million, largely due to the absence of securities sales which occurred in the prior year. In 2006 the use of cash for investing activities decreased $2.0 million as we sold all of the securities in our SERP, which were classified as available-for-sale securities, recognizing $1.4 million in gross proceeds in the period. The remainder of the decrease was due to the absence of acquisition activity in the period, as compared to $2.2 million in 2005. Capital expenditures were $5.3 million in 2008, $5.0 million in 2007, and $5.5 million in 2006. (See Capital Expenditures discussion below.)

        Cash provided by financing activities shifted $32.3 million largely due to the $15.0 million outstanding borrowing on our domestic line of credit in 2008, in comparison to the use of $25.2 million used to pay dividends in 2007. Despite this dividend payment and $0.9 million less in proceeds from issuance of stock, cash used for financing activities in 2007 decreased $8.8 million because we did not have any debt restructuring activities, as in the prior year. In 2006, cash used for financing activities increased $16.1 million due largely to our debt restructuring activities. We refinanced our bonds, which generated proceeds of $173.7 million, offset by the extinguishment of $166.2 million of our 8.75% Senior Note debt, and the repayment of our acquisition and real estate term loans. Although we had additional proceeds from the issuance of stock of $3.3 million, premiums paid on the extinguishment of debt of $7.7 million and costs related to the bond and domestic credit facility refinancing of $4.6 million caused the increased use of cash in the period.

Capital Expenditures – Our capital expenditures consist primarily of production equipment and machinery, plant and facility improvements and reconfigurations, and software and computer system upgrades. We expect capital spending in 2009 to be in the range of $3.0 to $5.0 million, relating to similar items, as well as $2.0 to $3.0 million for improvements and renovations at our building in New York City.

Seasonality – Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below. Due to these programs, we have large working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $60 to $65 million in August and September, and lesser requirements when they are at lows of approximately $45 to $55 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules. The following forms of financing are offered to qualified band instrument dealers:

a)
Receivable dating – Payments on purchases made from October through August of the following year are due in October. Dealers are offered discounts for early payment.

b)
Note receivable financing – Dealers that meet certain credit qualifications may convert open accounts to a note payable to us. The note program is offered primarily in October and coincides with the receivable dating program. The terms of the notes generally include payment over a nine to twelve month period with interest ranging from 8.0% to 10.0% (generally 4% to 5% over prime). Interest rates are contingent upon credit ratings and borrowing periods. In certain situations, we have offered long-term arrangements for up to thirty six months. In most instances, the note receivable is secured by dealer inventories and receivables.

Off Balance Sheet Arrangements – We generally do not provide extended financing arrangements to our piano dealers. To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers. We generally provide no guarantees with respect to these arrangements.

        We intend to establish a program in 2009 to provide financing to certain domestic piano dealers.

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

        This program ceased in the first quarter of 2003. Nevertheless, because our obligation continues until the bank is paid in full by the customers, our commitment can remain outstanding for up to 8 years which is the maximum term of the consumer loan. Our maximum obligation under this arrangement is estimated to be approximately €0.1 million ($0.1 million at the December 31, 2008 exchange rate). To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote. Accordingly, we have not recognized a liability for this obligation in our financial statements. Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

Pensions and Other Postretirement Benefits – When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension, we used a long-term rate of return on plan assets of 9%, which was developed with input from our actuaries and our investment committee, and is consistent with prior years. We believe that 9% is consistent with the historical long-term return trends on our domestic pension assets and our expectations for future returns. The discount rate utilized for determining future pension and other postretirement benefit obligations for our domestic plans is based on a long-term bond yield curve which matches the expected benefit payment period under the plan. The bonds used have been rated Aa or AA or better by recognized rating agencies, are non-callable, and have at least $250.0 million par outstanding to ensure they are sufficiently marketable. The discount rates used for December 31, 2008 and 2007 were 6.54% and 6.30% for our domestic pension plan and 6.70% and 6.20% for our postretirement benefit obligation plan.

        The discount rates and rates of return on plan assets for our foreign pension and other postretirement benefit plans were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur in the applicable jurisdiction.

Borrowing Activities and Availability – We have a domestic credit facility with a syndicate of domestic lenders (the "Credit Facility"). The Credit Facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for borrowings at either London Interbank Offering Rate ("LIBOR") plus a range from 1.25% to 1.75% or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon availability at the time of borrowing. Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets.

        Our non-domestic credit facilities provided for borrowings equivalent to $33.1 million as of December 31, 2008. There have been no material changes to our borrowing abilities overseas, and we typically are in a borrowing position of less than $10.0 million at any given time. Our non-domestic credit facilities are discussed more fully in Note 12 to the consolidated financial statements.

        At December 31, 2008, our total outstanding indebtedness amounted to $187.6 million, consisting of $169.3 million of 7.00% Senior Notes due March 1, 2014, $15.0 million outstanding on our domestic line of credit and $3.3 million of notes payable to foreign banks. Cash interest paid was $12.4 million in 2008, $13.5 million in 2007 and $14.7 million in 2006.

        All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of December 31, 2008 and do not anticipate any compliance issues in 2009. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation.

        We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off our seasonal borrowings on our domestic line of credit. However, given the current global economy, we anticipate a challenging market for both our piano and band divisions in 2009. Our intention is to manage accounts receivable and credit risk, and control inventory levels via reduced purchases and production schedules. We have also taken measures to reduce headcount, minimize non-critical expenditures, and forgone salary increases and discretionary benefit program contributions. Our intention is to manage cash outflow, maintain sufficient operating cash on hand to meet short-term requirements, and minimize credit facility borrowings.

        We do not have any current plans or intentions that will have a material impact on our liquidity in 2009, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility and non-domestic credit facilities, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2009.

Contractual Obligations – The following table provides a summary of our contractual obligations at December 31, 2008.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$250,229	$15,735	$39,575	$23,695	$171,224
Capital leases	52	27	25	–	–
Operating leases(2)	261,965	5,318	9,378	7,723	239,546
Purchase obligations(3)	19,857	19,401	456	–	–
Other non-current liabilities(4)	45,672	7,113	7,116	4,951	26,492

Total	$577,775	$47,594	$56,550	$36,369	$437,262

Notes to Contractual Obligations:

(1)
Long-term debt represents long-term debt obligations, the fixed interest on our 7.0% Senior Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable December 31, 2008 rates. The nature of our long-term debt obligations is described more fully in the "Borrowing Availability and Activities" section of "Liquidity and Capital Resources."

(2)
Approximately $248.9 million of our operating lease obligations are attributable to the land lease associated with Steinway Hall, which has eighty nine years remaining, and is described in Note 14 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3)
Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(5)
Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 15 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements, which are described in Note 14 in the Notes to the Consolidated Financial Statements included within this filing. We have not included $0.4 million of uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

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

  Inventory

          We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, such as facility consolidations, a shift from batch processing to single piece production flow, and increased offshore sourcing, could affect our ability to realize the current cost of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We account for our inventory using standard costs. Accordingly, variances between actual and standard costs that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns.

  Workers' Compensation and Self-Insured Health Claims

          We establish self-insured workers' compensation and health claims reserves based on our trend analysis of data provided by third-party administrators and our actuary regarding historical claims and anticipated future claims.

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

          We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value. Our assessment is based on several analyses, including a comparison of net book value to estimated fair values, market capitalization, and multi-year cash flows.

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

          A liability has been recorded for uncertain tax positions. When analyzing these positions, we consider the probability of various outcomes which could result from examination, negotiation, or settlement with various taxing authorities. The final outcome on these positions could differ significantly from our original estimates due to expiring statutes of limitations, availability of detailed historical data, the results of audits or examinations conducted by taxing authorities or agents that vary from management's anticipated results, identification of new tax contingencies, the release of applicable administrative tax guidance, management's decision to settle or appeal assessments, or the rendering of court decisions affecting our estimates of tax liabilities, as well as other factors.

  Stock-Based Compensation

          We grant stock-based compensation awards which generally vest over a specified period. When determining the fair value of stock options and subscriptions to purchase shares under the employee stock purchase plan, we use the Black-Scholes option valuation model, which requires input of certain management assumptions, including dividend yield, expected volatility, risk-free interest rate, expected life of stock options granted during the period, and the life applicable to the Purchase Plan subscriptions. The estimated fair value of the options and subscriptions to purchase shares, and the resultant stock-based compensation expense, can fluctuate based on the assumptions used by management.

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

Recent Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115," ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We already record marketable securities at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS 159 had no impact on our consolidated financial position and results of operations as management did not choose to measure any other items at fair value.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted SFAS 157, which did not have an impact on our consolidated financial statements since the framework we use to measure the fair value of assets and liabilities on a recurring basis is consistent with SFAS 157. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We will comply with this component of SFAS 157 January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," a revision to SFAS No. 141, "Business Combinations" ("SFAS 141R"), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. We will apply SFAS 141R to any business acquisitions occurring on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent's ownership interest. We will comply with SFAS 160 January 1, 2009. The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial statements. We will comply with SFAS 161 January 1, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate some of our cash flow exposure to foreign currency fluctuations by holding forward foreign currency contracts. These contracts are not designated as hedges for accounting purposes. The contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 2008, a 10% negative change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by $0.5 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current forward rate. However, we would offset any such gains and losses by corresponding losses and gains, respectively, on the related asset or liability.

Interest Risk

        Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt. Our revolving loans bear interest at rates that fluctuate with changes in PRIME, LIBOR, TIBOR, and EURIBOR and are therefore sensitive to changes in market interest rates. For the year ended December 31, 2008, a hypothetical 10% increase in interest rates would have increased our interest expense by less than $0.1 million.

        Our long-term debt includes $169.3 million of Senior Notes with a fixed interest rate. Accordingly, there would be no immediate impact on our interest expense associated with these Notes due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by approximately $1.8 million as of December 31, 2008.

Item 8. Financial Statements And Supplementary Data

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steinway Musical Instruments, Inc.

We have audited the accompanying consolidated balance sheet of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ UHY LLP

Boston, Massachusetts
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steinway Musical Instruments, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheet of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007, the recognition and disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006 and SFAS No. 123 (R), Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 17, 2008

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Share and Per Share Data)

For the years ended December 31,	2008	2007	2006
Net sales	$387,413	$406,314	$384,620
Cost of sales	272,123	282,828	277,213

Gross profit	115,290	123,486	107,407
Operating expenses:
Sales and marketing	47,804	48,393	45,586
Provision for doubtful accounts	714	2,442	9,150
General and administrative	33,693	35,005	33,062
Amortization	1,131	786	812
Other operating expenses	878	1,530	419
Facility rationalization and impairment charges	9,877	128	–

Total operating expenses	94,097	88,284	89,029

Income from operations	21,193	35,202	18,378
Other income, net	(536)	(59)	(2,170)
(Gain) loss on extinguishment of debt	(636)	–	9,674
Interest income	(3,049)	(3,687)	(4,565)
Interest expense	12,267	13,458	15,820

Total non-operating expenses	8,046	9,712	18,759

Income (loss) before income taxes	13,147	25,490	(381)
Income tax provision	4,961	10,080	287

Net income (loss)	$8,186	$15,410	$(668)

Earnings (loss) per share – basic	$0.96	$1.81	$(0.08)

Earnings (loss) per share – diluted	$0.95	$1.78	$(0.08)

Weighted average shares:
Basic	8,557,761	8,521,700	8,303,770
Diluted	8,629,647	8,647,300	8,303,770

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Data)

December 31,	2008	2007
Assets
Current assets:
Cash	$44,380	$37,304
Accounts, notes and other receivables, net	60,581	73,131
Inventories, net	166,508	152,451
Prepaid expenses and other current assets	14,156	11,272
Deferred tax assets	11,642	11,571

Total current assets	297,267	285,729
Property, plant and equipment, net	88,708	94,150
Trademarks	16,148	14,119
Goodwill	23,708	32,907
Other intangibles, net	5,568	3,937
Other assets	12,380	18,014
Long-term deferred tax asset	9,539	8,822

Total assets	$453,318	$457,678

Liabilities and stockholders' equity
Current liabilities:
Debt	$3,325	$2,285
Accounts payable	16,947	12,381
Other current liabilities	42,282	52,320

Total current liabilities	62,554	66,986
Long-term debt	183,425	173,981
Deferred tax liabilities	6,263	15,003
Pension and other postretirement benefit liabilities	37,543	30,093
Other non-current liabilities	6,452	7,836

Total liabilities	296,237	293,899

Commitments and contingent liabilities
Stockholders' equity:
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued and outstanding	–	–
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 10,082,083 and 10,052,704 shares issued in 2008 and 2007, respectively, and 8,055,307 and 8,099,728 shares outstanding in 2008 and 2007, respectively	11	11
Additional paid-in capital	96,180	94,370
Retained earnings	121,079	112,917
Accumulated other comprehensive (loss) income	(12,917)	1,773
Treasury stock, at cost (2,026,776 shares of Ordinary common stock in 2008 and 1,952,976 shares of Ordinary common stock in 2007)	(47,272)	(45,292)

Total stockholders' equity	157,081	163,779

Total liabilities and stockholders' equity	$453,318	$457,678

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

For the years ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,186	$15,410	$(668)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	10,928	10,477	10,659
Amortization of bond discount, net	162	165	98
(Gain) loss on extinguishment of debt	(636)	–	9,674
Facility rationalization charges	1,322	–	–
Goodwill impairment	8,555	–	–
Stock-based compensation expense	1,115	1,103	1,174
Excess tax benefits from stock-based awards	(4)	(410)	(431)
Tax benefit from stock option exercises	5	735	945
Deferred tax benefit	(2,035)	(3,925)	(8,127)
Provision for doubtful accounts	714	2,442	9,150
Purchase of trading securities	(229)	(211)	(1,393)
Other	876	(18)	(468)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	13,642	(428)	(845)
Inventories	(19,584)	4,876	7,730
Prepaid expenses and other assets	(2,620)	(376)	(4,785)
Accounts payable	4,257	(4,712)	2,261
Other current and non-current liabilities	(17,683)	8,937	4,246

Cash flows from operating activities	6,971	34,065	29,220
Cash flows from investing activities:
Capital expenditures	(5,338)	(4,967)	(5,549)
Proceeds from sales of property, plant and equipment	854	207	365
Proceeds from sale of available-for-sale securities	–	–	1,386
Acquisition of businesses, net of cash acquired	(3,181)	–	–

Cash flows from investing activities	(7,665)	(4,760)	(3,798)
Cash flows from financing activities:
Borrowings under lines of credit	36,092	171,883	79,169
Repayments under lines of credit	(20,717)	(174,473)	(79,756)
Repayments of long-term debt	(5,750)	–	(198,205)
Proceeds from issuance of common stock	817	4,150	5,085
Purchase of treasury stock	(2,131)	–	–
Dividends paid	–	(25,187)	–
Debt issuance costs	–	–	(4,638)
Proceeds from issuance of debt	–	–	173,676
Discount (premium) on extinguishment of debt	769	–	(7,740)
Excess tax benefits from stock-based awards	4	410	431

Cash flows from financing activities	9,084	(23,217)	(31,978)
Effects of foreign exchange rate changes on cash	(1,314)	807	2,013

Increase (decrease) in cash	7,076	6,895	(4,543)
Cash, beginning of year	37,304	30,409	34,952

Cash, end of year	$44,380	$37,304	$30,409

Supplemental cash flow information:
Interest paid	$12,444	$13,510	$14,687
Income taxes paid	$14,150	$11,964	$8,243

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2006	$10	$83,062	$126,379	$(13,185)	$(47,436)	$148,830
Comprehensive income:
Net loss			(668)			(668)
Foreign currency translation adjustment				6,440		6,440
Additional minimum pension liability, net				(108)		(108)
Realized gain on available-for-sale securities, net				(128)		(128)

Total comprehensive income						5,536

SFAS 158 transition obligation, net				(3,569)		(3,569)
Exercise of 236,873 options for shares of common stock		4,551				4,551
Tax benefit of options exercised		945				945
Stock-based compensation		1,174				1,174
Issuance of 26,121 shares of common stock		534				534

Balance, December 31, 2006	10	90,266	125,711	(10,550)	(47,436)	158,001
FIN 48 adjustment			(2,757)			(2,757)
Comprehensive income:
Net income			15,410			15,410
Foreign currency translation adjustment				5,232		5,232
Changes in pension and other postretirement benefits, net				7,091		7,091

Total comprehensive income						27,733

Dividends paid			(25,187)			(25,187)
Exercise of 175,424 options for shares of common stock	1	1,720	(260)		2,144	3,605
Tax benefit of options exercised		735				735
Stock-based compensation		1,103				1,103
Issuance of 26,252 shares of common stock		546				546

Balance, December 31, 2007	11	94,370	112,917	1,773	(45,292)	163,779
Comprehensive loss:
Net income			8,186			8,186
Foreign currency translation adjustment				(3,991)		(3,991)
Changes in pension and other postretirement benefits, net				(10,699)		(10,699)

Total comprehensive loss						(6,504)

Exercise of 6,500 options for shares of common stock			(24)		151	127
Stock-based compensation		1,115				1,115
Tax benefit of options exercised		5				5
Issuance of 29,379 shares of common stock		690				690
Purchase of 80,300 shares of treasury stock					(2,131)	(2,131)

Balance, December 31, 2008	$11	$96,180	$121,079	$(12,917)	$(47,272)	$157,081

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007, and 2006
(Tabular Amounts in Thousands Except Share and Per Share Data)

1.     Nature of Business

        Steinway Musical Instruments, Inc. and subsidiaries (the "Company") is one of the world's leading manufacturers of musical instruments. The Company, through its piano ("Steinway") and band ("Conn-Selmer") divisions, manufactures and distributes products within the musical instrument industry. Steinway produces the highest quality piano in the world and has one of the most widely recognized and prestigious brand names. Conn-Selmer is the leading domestic manufacturer of band & orchestral instruments and related accessories, including complete lines of brass, woodwind, percussion and string instruments. Selmer Paris saxophones, Bach Stradivarius trumpets, C.G. Conn French horns, Leblanc clarinets, King trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world. In May 2008, we acquired ArkivMusic, LLC ("Arkiv"), an online retailer of classical music. This acquisition is discussed more fully in Note 3.

        Throughout these financial statements "we," "us," and "our" refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

2.     Significant Accounting Policies

Principles of Consolidation – Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates in the financial statements include accounts receivable reserves, inventory reserves, workers' compensation and self-insured health claims, warranty reserves, impairment of long-lived assets, pension and other post retirement benefit cost assumptions, stock-based compensation assumptions, deferred income tax valuation allowances, uncertain tax positions, and environmental liabilities.

Revenue Recognition – Generally, revenue for wholesale transactions is recognized upon shipment following receipt of a valid dealer order. Retail revenue is generally recognized upon delivery to the customer in accordance with the customer's purchase agreement, and restoration revenue is recognized based on the completed contract method. Revenue from restoration services and rentals is not material to the consolidated financial statements and is included within net sales. Shipping and handling fees billed to customers are not material and are included within net sales and the related costs are reported within cost of sales. We provide for the estimated costs of warranties, discounts and returns at the time of revenue recognition.

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

Goodwill, Trademarks, and Other Intangible Assets – Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We test our goodwill and trademarks for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

        We performed our annual goodwill and intangible asset impairment testing as of July 31, 2008. Based on our analysis, it was determined that the goodwill associated with the band division was impaired. This was primarily due to the decline in the estimated forecasted discounted cash flows expected by that division. Accordingly, we wrote off all of the $8.6 million in goodwill during the period. Our analysis of band division trademarks did not indicate an impairment, therefore no charge was taken against that asset. Similarly, our analysis of piano division intangible assets did not indicate any impairments, so no charges were taken. We performed an update of our analysis as of December 31, 2008 due to current economic conditions. No other impairments were noted. We did not recognize any impairments for the years ended December 31, 2007 and 2006.

Advertising – Advertising costs are expensed as incurred. Advertising expense was $7.1 million for the year ended December 31, 2008, $9.0 million for the year ended December 31, 2007, and $7.4 million for the year ended December 31, 2006.

Accounts, Notes and Other Receivables, Net – Accounts, notes and other receivables are recorded net of allowances for bad debts, discounts and returns.

December 31,	2008	2007
Accounts receivable	$58,982	$69,196
Notes and other receivables	17,494	21,454

Accounts, notes and other receivables, gross	76,476	90,650
Allowance for doubtful accounts	(12,546)	(13,570)
Allowance for discounts and returns	(3,349)	(3,949)

Accounts, notes and other receivables, net	$60,581	$73,131

A summary of the activity in the allowance for doubtful accounts is as follows:

For the years ended December 31,	2008	2007	2006
Beginning balance	$13,570	$17,869	$9,207
Additions charged to costs and expenses	714	2,442	9,150
Foreign currency translation adjustments	(76)	25	87
Deductions and other	(1,662)	(6,766)	(575)

Ending balance	$12,546	$13,570	$17,869

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

        We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"). As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken in our tax filings or positions is more likely than not to be realized, assuming that the matter in question will be raised by the tax authorities. At adoption date, we made a comprehensive review of our uncertain tax positions. We believe appropriate provisions for outstanding issues have been made.

        In conjunction with the adoption of FIN 48, we began reporting income tax-related interest and penalties as a component of income tax expense. Prior to adoption, such interest was reported in interest expense. We file income tax returns at the U.S. federal, state, and local levels, as well as in several foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2005.

        The liability for uncertain tax positions decreased $4.0 million in 2008 as a result of settlements with state and local taxing authorities. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

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

Foreign Currency Exchange Contracts – We enter into foreign currency exchange contracts to mitigate the risks from foreign currency fluctuations on certain intercompany transactions. These contracts are not designated as hedging instruments for accounting purposes, and are not used for trading or speculative purposes. Gains and losses arising from fluctuations in exchange rates are recognized at the end of each reporting period. Such gains and losses offset the foreign currency exchange gains or losses associated with the corresponding receivable, payable, or forecasted transaction. We have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign currency exchange contracts. However, we enter into these contracts with reputable financial institutions and believe we have no significant credit risk.

Stock-Based Compensation – We have an employee stock purchase plan ("Purchase Plan") and stock award plans ("Stock Plans"), which are described in Note 13.

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No.123(R), "Share-Based Payment," ("SFAS 123(R)") which requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. We adopted the provisions of SFAS 123(R) using the modified prospective application method. We recognize the cost of share-based awards on a straight-line basis over the award's requisite service period. We estimate the fair value of our stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 13 for additional information regarding the impact of SFAS 123(R) on our financial statements. During the year ended December 31, 2006, we elected the "Long" method, as defined in SFAS 123(R)-3 to calculate the additional paid-in capital pool.

Earnings (loss) per Common Share – Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during each year. Diluted earnings per common share reflects the effect of our outstanding options (using the treasury stock method), except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

For the years ended December 31,	2008	2007	2006
Weighted-average shares for basic earnings (loss) per share	8,557,761	8,521,700	8,303,770
Dilutive effect of stock options	71,886	125,600	–

Weighted-average shares for diluted earnings (loss) per share	8,629,647	8,647,300	8,303,770

        We did not include 454,840 or 22,500 outstanding options to purchase shares of common stock in the computation of diluted earnings per common share for the years ended December 31, 2008 and 2007, respectively, because their exercise prices were more than the average market price of our common shares, and therefore antidilutive. We did not include any of the 594,500 outstanding options to purchase shares of common stock or the right to purchase shares under our employee stock purchase plan of 11,281 in the computation of diluted loss per common share for the year ended December 31, 2006 because their impact would have been antidilutive.

Environmental Matters – Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. (See Note 14.)

Segment Reporting – We have two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. The Company's chief operating decision maker is the Chief Executive Officer.

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

        Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee's annual earnings. The net cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and current rate trends (rate of growth for medical costs). A portion of these costs is not recognized in net earnings in the year incurred because it is allocated to product costs, and reflected in inventory at the end of a reporting period.

        Effective December 31, 2006 we adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158") which requires that the balance sheet reflects the funded status of the pension and postretirement plans.

Comprehensive Income (Loss) – Comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, pension liabilities, and unrealized gains and losses on available-for-sale (AFS) marketable securities and is reported in the consolidated statements of stockholders' equity for all periods presented. The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Holding Gain/(Loss) on AFS Marketable Securities	Tax Impact of Gain/(Loss) on AFS Marketable Securities	Additional Minimum Pension Liability	Tax Impact of Additional Minimum Pension Liability	Pension & Other Post- Retirement Benefits	Tax Impact of Pension & Other Post- Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2006	$(2,631)	$213	$(85)	$(17,424)	$6,742	$–	$–	$(13,185)
Activity	6,440	(213)	85	(31)	(77)	–	–	6,204
Adoption of SFAS 158	–	–	–	17,455	(6,665)	(23,235)	8,876	(3,569)

Balance December 31, 2006	3,809	–	–	–	–	(23,235)	8,876	(10,550)
Activity	5,232	–	–	–	–	11,619	(4,528)	12,323

Balance December 31, 2007	9,041	–	–	–	–	(11,616)	4,348	1,773
Activity	(3,991)	–	–	–	–	(18,369)	7,670	(14,690)

Balance December 31, 2008	$5,050	$–	$–	$–	$–	$(29,985)	$12,018	$(12,917)

Recent Accounting Pronouncements – On January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115," ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We already record marketable securities at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS 159 had no impact on our consolidated financial position and results of operations as management did not choose to measure any other items at fair value.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On January 1, 2008, we adopted SFAS 157, which did not have an impact on our consolidated financial statements since the framework we use to measure the fair value of assets and liabilities on a recurring basis is consistent with SFAS 157. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We will comply with this component of SFAS 157 January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," a revision to SFAS No. 141, "Business Combinations" ("SFAS 141R"), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. We will apply SFAS 141R to any business acquisitions occurring on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent's ownership interest. We will comply with SFAS 160 January 1, 2009. The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial statements. We will comply with SFAS 161 January 1, 2009.

3.     Acquisitions

        On May 16, 2008 we acquired 100% of the membership interest in ArkivMusic, LLC, an online retailer of classical music. We have included the operating results and net assets of Arkiv in our financial statements since the date of acquisition.

We acquired Arkiv because its product and customer base are complementary to ours, and we will be able to cross-market our products. Under terms of the membership purchase agreement, we disbursed $3.0 million for the purchase price, and owe additional installment payments of $0.5 million in each of the next three years. In addition, we are obligated to pay an amount equal to 5% of the net operating profits of Arkiv, if any, in 2009 and 2010, the sum of which is not to exceed $2.5 million. The final purchase price is dependent upon a calculation derived from the 2010 net operating profits which, when finalized, may result in an additional payment of not more than $11.0 million. In the event that we terminate a particular former owner without cause and do not offer one of the other former owners the vacated position, we are required to make a mandatory final purchase price payment of $8.3 million. We are still accumulating certain information relative to the final purchase price that may impact its allocation. Accordingly, the final purchase price allocation may differ from the amounts presented below. The purchase price is based on the preliminary acquisition cost determination of

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

        Subsequent footnotes providing details of our significant balance sheet accounts include the impact of the Arkiv acquisition as of December 31, 2008.

        On July 16, 2008, we acquired the stock of 4 Real Investments, Inc., which did business as Clickpoint Software, Inc. ("Clickpoint"). Our Chairman, Kyle Kirkland, and Chief Executive Officer, Dana Messina, were shareholders of Clickpoint as of the date of acquisition. We paid approximately $0.2 million for this acquisition, of which $0.1 million was paid to our Chairman, $0.1 million to our Chief Executive Officer, and the residual amount of less than $0.1 million to the remaining owners. The purchase price has been allocated primarily to website and developed technology.

4.     Inventories, net

December 31,	2008	2007
Raw materials	$17,930	$18,615
Work-in-process	51,057	51,402
Finished goods	97,521	82,434

	$166,508	$152,451

A summary of the activity in the inventory reserves is as follows:

For the years ended December 31,	2008	2007	2006
Beginning balance	$10,554	$9,277	$8,722
Additions charged to costs and expenses	3,457	2,046	3,729
Foreign currency translation adjustments	(98)	125	122
Deductions and reclassifications	(1,355)	(894)	(3,296)

Ending balance	$12,558	$10,554	$9,277

5.     Property, Plant and Equipment, Net

December 31,	2008	2007
Land	$19,510	$20,404
Buildings and improvements	69,680	72,041
Leasehold improvements	4,159	4,534
Machinery, equipment and tooling	60,131	58,524
Office furniture and fixtures	12,495	12,928
Concert and Artist and rental pianos	20,465	18,288
Construction-in-progress	1,408	1,652

	187,848	188,371
Less accumulated depreciation	(99,140)	(94,221)

	$88,708	$94,150

        Depreciation expense was $9.8 million in 2008, $9.7 million in 2007, and $9.8 million in 2006.

6.     Goodwill, Trademarks, and Other Intangible Assets

December 31,	2008	2007
Non-amortizing intangible assets:
Goodwill	$23,708	$32,907

Trademarks	$16,148	$14,119

Amortizing intangible assets:
Gross deferred financing costs:	$5,640	$5,755
Accumulated amortization	(2,636)	(1,980)

Deferred financing costs, net	$3,004	$3,775

Gross non-compete agreements:	$750	$500
Accumulated amortization	(469)	(338)

Non-compete agreements, net	$281	$162

Gross customer relationships:	$425	$–
Accumulated amortization	(53)	–

Customer relationships, net:	$372	$–

Gross website and developed technology:	$2,176	$–
Accumulated amortization	(265)	–

Website and developed technology, net	$1,911	$–

Total other intangibles	$8,991	$6,255
Accumulated amortization	(3,423)	(2,318)

Other intangibles, net	$5,568	$3,937

The changes in the carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance at January 1, 2007	$22,926	$8,555	$31,481
Foreign currency translation impact	1,426	–	1,426

Balance at December 31, 2007	24,352	8,555	32,907
Impairment charge	–	(8,555)	(8,555)
Foreign currency translation impact	(644)	–	(644)

Balance at December 31, 2008	$23,708	$–	$23,708

	Piano Segment	Band Segment	Total
Trademarks:
Balance at January 1, 2007	$7,847	$5,824	$13,671
Foreign currency translation impact	448	–	448

Balance at December 31, 2007	8,295	5,824	14,119
Additions based on preliminary purchase price allocation to acquired assets	2,231	–	2,231
Foreign currency translation impact	(202)	–	(202)

Balance at December 31, 2008	$10,324	$5,824	$16,148

        Deferred financing costs were impacted by our purchase of $5.8 million of our Senior Notes in March 2008. This repurchase is described more fully in Note 12. Trademarks, non-compete agreements, customer relationships, and website and developed technology were impacted by the acquisitions of Arkiv and Clickpoint, which are described more fully in Note 3. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of all other amortizable intangible assets is five years. The following table summarizes amortization expense, which includes amortization of deferred financing costs:

For the years ended December 31,	2008	2007	2006
Total amortization expense	$1,131	$786	$812

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

For the years ended December 31,	Amount
2009	$1,305
2010	1,219
2011	1,178
2012	1,068
2013	715
Thereafter	83

7.     Other Assets

December 31,	2008	2007
Intangible pension assets	$–	$3,695
Notes receivable	3,370	5,681
Marketable securities	1,242	1,839
Deposits	5,656	4,883
Other assets	2,112	1,916

Total	$12,380	$18,014

        Deposits include $2.7 million set aside for potential workers' compensation liabilities, $2.1 million for environmental remediation and $0.7 million for collateral; therefore the use of these funds is restricted unless we replace the deposits with a letter of credit of a similar amount. Other assets of $0.1 million includes an investment in an unconsolidated joint venture; therefore use of these funds is also restricted.

8.     Facility Rationalization – Band Segment

        As part of our effort to reduce excess manufacturing capacity in our band segment, in December 2007 we announced the closure of our Kenosha, Wisconsin woodwind manufacturing facility, which effectively ceased operations in May 2008. We recorded $0.1 million in facility impairment charges as a component of operating expenses and less than $0.1 million in severance costs as a component of cost of goods sold for the year ended December 31, 2007 related to this facility. Production was relocated to our Elkhart, Indiana woodwind manufacturing facility. We recorded an additional $0.2 million in impairment charges to this facility in 2008 and reclassified it from property, plant, and equipment to other current assets, as it is now being held for sale. This property has a remaining book value of $1.0 million as of December 31, 2008.

        In February 2008, management decided to terminate production of musical instrument cases, which were manufactured in a leased facility in North Carolina. The remaining instrument production and assembly work occurring in that facility was not impacted by this termination, which occurred in April 2008.

        We closed our Elkhorn, Wisconsin brass instrument manufacturing facility in August 2008 and relocated its production to our Eastlake, Ohio brass instrument manufacturing facility. In the second quarter, we recorded $0.2 million in associated facility impairment charges as a component of operating expenses. Associated severance costs are shown below. This facility, which has a remaining book value of $0.3 million, was reclassified from property, plant and equipment to other current assets, as it is now being held for sale.

        In July 2008, we sold our Leblanc clarinet manufacturing facility and operations in France. This facility's production has been transitioned to our Elkhart, Indiana woodwind manufacturing facility. In the second quarter, we recorded $0.9 million in related facility impairment charges as a component of operating expenses. Since the workers at this facility have been retained by the purchaser, no severance costs were incurred.

The severance liability and related activity associated with the band segment's facility rationalization project are as follows:

	Kenosha	Case	Elkhorn	Total
Facility rationalization severance liability:
Balance, January 1, 2007	$–	$–	$–	$–
Additions charged to cost of sales	39	–	–	–

Balance, January 1, 2008	39	–	–	39
Additions charged to cost of sales	443	88	432	963
Payments	(482)	(77)	(362)	(921)
Reversals	–	(11)	(70)	(81)

Balance, December 31, 2008	$–	$–	$–	$–

        In the first quarter of 2008, we recorded $0.1 million of inventory write-down charges as a component of cost of goods sold related to musical instrument cases.

        Currently we do not expect to incur any additional material charges associated with the facility rationalization project.

9.     Other Current Liabilities

December 31,	2008	2007
Accrued payroll and related benefits	$14,100	$16,721
Current portion of pension and other postretirement benefit liabilities	1,357	1,440
Accrued warranty expense	1,451	1,541
Accrued interest	4,022	4,049
Deferred income	7,531	10,224
Environmental liabilities	2,577	2,648
Income and other taxes payable	2,557	6,139
Other accrued expenses	8,687	9,558

Total	$42,282	$52,320

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally based on historical warranty costs as a percentage of sales and is adjusted periodically following an analysis of warranty activity. A summary of the activity in accrued warranty expense is as follows:

For the years ended December 31,	2008	2007	2006
Accrued warranty expense:
Beginning balance	$1,541	$1,888	$1,857
Additions	1,044	798	806
Claims and reversals	(1,075)	(1,200)	(849)
Foreign currency translation	(59)	55	74

Ending balance	$1,451	$1,541	$1,888

10.   Other Income, Net

For the years ended December 31,	2008	2007	2006
West 57th Building income	$(4,653)	$(4,653)	$(4,653)
West 57th Building expenses	3,363	3,284	3,282
Foreign exchange (gain) loss, net	(169)	469	(432)
Miscellaneous, net	923	841	(367)

Total	$(536)	$(59)	$(2,170)

11.   Income Taxes

The components of the income tax provision are as follows:

For the years ended December 31,	2008	2007	2006
U.S. federal:
Current	$33	$3,474	$(259)
Deferred	(1,557)	(2,976)	(8,001)
U.S. state and local:
Current	(1,308)	548	553
Deferred	356	(25)	278
Foreign:
Current	8,271	9,983	8,120
Deferred	(834)	(924)	(404)

Total	$4,961	$10,080	$287

The components of income (loss) before income taxes are as follows:

For the years ended December 31,	2008	2007	2006
U.S. operations	$(11,920)	$(88)	$(20,077)
Non-U.S. operations	25,067	25,578	19,696

Total	$13,147	$25,490	$(381)

Our income tax provision differed from that using the statutory U.S. federal rate as follows:

For the years ended December 31,	2008	2007	2006
Statutory federal rate applied to income (loss) before income taxes	$4,599	$8,922	$(133)
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit)(1)	1,554	1,406	6,680
German tax rate change(2)	–	(325)	–
State income taxes (net of federal benefit)	14	966	267
Benefit of excess foreign tax credits(3)	(931)	(1,666)	(7,182)
(Benefit) detriment of state net operating losses(4)	(216)	–	364
Other	(59)	777	291

Income tax provision	$4,961	$10,080	$287

(1)
Includes the impact of foreign taxes in excess of the U.S. statutory rate of 35% as well as foreign income also subject to U.S. tax, less the foreign tax credit allowed in the current year. No foreign tax credits were used in 2006.

(2)
In 2007, Germany passed legislation that reduced the rate at which certain of our operations pay tax. Upon passage of the legislation, we recognized a reduction of $0.3 million of our deferred tax liabilities based on the change in rate. This legislation was effective in 2008.

(3)
Represents the impact of excess foreign taxes eligible to offset future U.S. taxes, less a valuation allowance of $1.9 million relating to 2007 and 2006. No valuation allowance was recorded against foreign tax credits generated in 2008. All foreign tax credits generated in 2006 were excess foreign tax credits.

(4)
Represents the impact of state net operating losses available to offset current and future taxable income at the state level. At December 31, 2008, accumulated retained earnings of non-U.S. subsidiaries totaled $18.0 million. We provided for U.S. income taxes for a small amount of earnings that were distributed. No additional provision has been made for undistributed earnings of non-U.S. subsidiaries because our current intention is to reinvest the remaining earnings for the foreseeable future.

The components of net deferred taxes are as follows:

December 31,	2008	2007
Deferred tax assets:
Uniform capitalization and reserve adjustments to inventory	$4,874	$3,751
Allowance for doubtful accounts	3,726	4,399
Accrued expenses and other current assets and liabilities	6,454	7,403
OCI – pension and OPEB plans	12,018	4,348
Net operating losses	2,500	2,321
Foreign tax credits	21,387	18,851
Other	1,111	1,686

Total deferred tax assets	52,070	42,759
Deferred tax liabilities:
Pension contributions	(4,340)	(1,660)
Fixed assets	(16,188)	(17,725)
Intangibles	(5,063)	(8,198)

Total deferred tax liabilities	(25,591)	(27,583)
Net deferred taxes before valuation allowances	26,479	15,176

Valuation allowances	(11,561)	(9,786)

Net deferred taxes	$14,918	$5,390

        The valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The valuation allowances relate to foreign tax credits and state net operating loss carryforwards generated in excess of amounts we more likely than not expect to utilize. Gross state tax net operating loss carryforwards totaled $80.4 million as of December 31, 2008 and expire in varying amounts from 2009 through 2028. Our foreign tax credits expire in varying amounts from 2009 through 2018.

        Valuation allowances increased $1.8 million during 2008 and decreased $3.6 million during 2007. Valuation allowances relating to the acquisition of Steinway totaled $2.5 million as of December 31, 2008 and $2.7 million as of December 31, 2007. The difference results primarily from exchange rate fluctuations. If these valuation allowances are removed, the reversal would reduce goodwill.

        In conjunction with the adoption of FIN 48, we began reporting income tax-related interest and penalties as a component of income tax expense. In 2006, such interest was reported in interest expense. As of December 31, 2008 and 2007, we have $1.0 million and $1.6 million accrued for the payment of interest and $0.1 million and $0.6 million accrued for the payment of penalties, respectively. For the year ended December 31, 2008, we derecognized $0.6 million in interest expense and $0.5 million in penalties related to uncertain tax positions. For the year ended December 31, 2007, we incurred $0.3 million in interest expense and less than $0.1 million in penalties related to uncertain tax positions.

        As of December 31, 2008 and 2007, we had approximately $0.9 million and $2.8 million recorded in other current liabilities and $0.4 million and $2.5 million in other non-current liabilities, respectively, related to uncertain tax positions in the accompanying consolidated balance sheet. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1,	$6,619	$7,367
Gross increase – tax positions taken in a prior year	236	16
Gross decrease – tax positions taken in a prior year	(884)	(200)
Gross increase – tax positions taken in the current year	105	122
Gross decrease – settlements with taxing authorities	(24)	(250)
Cash advance in connection with proposed settlement	–	(436)
Payments	(1,652)	–
Reclassification to income taxes payable	(874)	–
Lapse of statute of limitations	(863)	–

Balance at December 31,	$2,663	$6,619

        We believe that it is reasonably possible that our tax reserves during 2009 will decrease approximately $0.8 million due to resolution of certain tax positions taken in state jurisdictions. The total amount of unrecognized tax benefits which would affect our effective tax rate, if recognized, was $0.4 million and $2.1 million as of December 31, 2008 and 2007, respectively.

        We file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, our returns are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2005.

12.   Long-Term Debt

        During the year ended December 31, 2006, we significantly restructured our long-term debt. In February 2006 we repaid the larger of our two term loans, which had an outstanding balance of $16.0 million at the time of payoff. We also issued $175.0 million of 7.00% Senior Notes due March 1, 2014 and extended a tender offer to purchase the $166.2 million of our outstanding 8.75% Senior Notes. We issued our new 7.00% Senior Notes at 99.2435%, and received proceeds of $170.2 million, net of associated fees. We used the proceeds from this issuance to extinguish $114.6 million of the 8.75% Senior Notes pursuant to our tender offer in the first quarter of 2006. The remaining proceeds, supplemented by borrowings on our line of credit, were used to exercise our right to call the remaining $51.6 million of 8.75% Senior Notes on April 17, 2006.

On September 29, 2006 we restructured our domestic credit facility and used our first borrowing, supplemented by cash on hand, to repay our remaining term loan, which had a balance of $14.6 million at the time of payoff. Our restructured domestic credit facility provides us with a potential borrowing capacity of $110.0 million in revolving credit loans, and expires on September 29, 2011. It also provides for borrowings at either London Interbank Offering Rate ("LIBOR") plus a range from 1.25% to 1.75% or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon availability at the time of borrowing. As of December 31, 2008, we had $85.7 million of borrowing availability, net of letters of credit, on this facility. Borrowings are collateralized by our domestic accounts receivable, inventory and fixed assets. As a result of our debt restructuring activities, we recorded a net loss on extinguishment of debt of $9.7 million for the year ended December 31, 2006, which consists of the following:

For the year ended December 31,	2006
Deferred financing costs write-off – term loan	$977
Deferred financing costs write-off – 8.75% Senior Notes	2,247
Premiums pursuant to the tender offer and call	7,740
Bond premium write-off	(1,290)

Total net loss on extinguishment of debt	$9,674

In March 2008, we repurchased $5.8 million of our Senior Notes at a price of 86.625% plus interest. As a result, we recorded a net gain on extinguishment of debt of $0.6 million. A summary of the transaction is as follows:

Principal repurchased	$5,750
Accrued interest	19

Subtotal	5,769
Less:
Cash paid	(5,000)
Deferred financing costs write-off	(101)
Bond discount write-off	(32)

Net gain on extinguishment of debt	$636

Our long-term debt consists of the following:

December 31,	2008	2007
7.00% Senior Notes	$169,250	$175,000
Unamortized bond discount	(825)	(1,019)
Domestic line of credit	15,000	–
Open account loans, payable on demand to a foreign bank	3,325	2,285

Total	186,750	176,266
Less current portion	3,325	2,285

Long-term debt	$183,425	$173,981

Scheduled payments of long-term debt as of December 31, 2008 are as follows:

Amount
2009	$3,325
2010	–
2011	15,000
2012	–
2013	–
Thereafter	169,250

Total	$187,575

        Our non-domestic credit facilities originating from two German banks provide for borrowings by foreign subsidiaries of up to €20.3 million ($28.4 million at the December 31, 2008 exchange rate), net of borrowing restrictions of €2.6 million ($3.6 million at the December 31, 2008 exchange rate) and are payable on demand. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.5 million ($0.7 million at the December 31, 2008 exchange rate) for use by our U.K. branch and ¥300 million ($3.3 million at the December 31, 2008 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.5 million at the December 31, 2008 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate ("EURIBOR") plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower's bank rating. The remaining demand borrowings bear interest at rates of LIBOR plus 0.8% for British pound loans (no outstanding borrowings at December 31, 2008), LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary (no outstanding borrowings at December 31, 2008), and Tokyo Interbank Offered Rate ("TIBOR") plus 0.9% for Japanese yen loans (borrowings at 1.8% at December 31, 2008). We had less than $0.1 million outstanding as of December 31, 2008 on these credit facilities.

        Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($5.1 million at the December 31, 2008 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.8% (outstanding borrowings at 1.7% at December 31, 2008) and expires on January 31, 2010. As of December 31, 2008, we had $3.3 million outstanding on this revolving loan agreement.

        All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2008.

13.   Stockholders' Equity and Stock Arrangements

        Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of December 31, 2008 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan – Under our 2006 Employee Stock Purchase Plan (the "Purchase Plan") substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee's annual base earnings. We reserved 400,000 shares for issuance under this plan and may grant options to purchase shares up to ten years from the plan's commencement on August 1, 2006. In 2007, we registered 400,000 shares for potential issuance under this plan. Shares issued under the 2006 Employee Stock Purchase Plan were 29,379 and 26,252 during 2008 and 2007, respectively.

        The 1996 Employee Stock Purchase Plan expired on July 31, 2006. We had reserved 500,000 shares for issuance under this plan. Shares issued under the 1996 Employee Stock Purchase Plan were 26,121 during 2006, while 196,788 shares went unused under the plan.

Stock Plans – The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms. In 2007, we registered 1,000,000 shares for potential issuance under this plan. As of December 31, 2008, 444,400 shares have been issued under the 2006 Stock Plan and 421,840 stock options are outstanding.

        The 1996 Stock Plan, as amended, expired as of July 31, 2006. This plan still has vested and unvested options outstanding and originally provided for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. We reserved 721,750 treasury stock shares to issue under this plan. We reached our registered share limitation in early 2007, and have since issued 98,974 shares of treasury stock to cover options exercised, with 385,376 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings of less than $0.1 million and $0.3 million during the twelve months ended December 31, 2008 and 2007, respectively.

The compensation cost and the income tax benefit recognized for the Stock Plans and Purchase Plan is as follows:

For the years ended December 31,	2008	2007	2006
Compensation cost included in:
Basic income (loss) per share	$0.11	$0.11	$0.12
Diluted income (loss) per share	0.11	0.11	0.12
Stock-based compensation expense	1,115	1,103	1,174
Income tax benefit	187	183	171

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

Key assumptions used to apply this pricing model to the Stock Plans are as follows:

For the years ended December 31,	2008	2007	2006
Risk free interest rate	3.42%	4.59%	4.98%
Weighted average expected life (in years)	7.2	8.1	7.1
Expected volatility of underlying stock	25.9%	25.1%	24.4%
Expected dividends	n/a	n/a	n/a

The weighted-average fair values of options granted under the Stock Plans are as follows:

For the years ended December 31,	2008	2007	2006
Stock Plan	$9.94	$13.61	$10.95

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2008	544,576	$23.78
Granted	302,300	27.26
Exercised	(6,500)	19.49
Forfeited	(33,160)	28.57

Outstanding at December 31, 2008	807,216	$24.92	6.7	$4,270

Exercisable at December 31, 2008	393,316	$21.21	4.2	$4,270

Vested or expected to vest at December 31, 2008	720,242	$24.47	6.4	$4,270

        The total intrinsic value of the options exercised during the twelve months ended December 31, 2008, 2007, and 2006 was less than $0.1 million, $2.4 million, and $2.8 million, respectively.

        As of December 31, 2008, there was $3.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of four years.

Key assumptions used to apply the Black-Scholes pricing model to the Purchase Plan are as follows:

For the years ended December 31,	2008	2007	2006
Risk-free interest rate	3.84%	5.00%	4.32%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0
Expected volatility of underlying stock	25.6%	25.2%	23.6%
Expected dividends	n/a	n/a	n/a

The weighted-average fair value of the option feature in the Purchase Plan is as follows:

For the years ended December 31,	2008	2007	2006
Option feature in Purchase Plan	$7.93	$7.23	$6.83

The following tables set forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2008	10,441	$28.73
Shares subscribed	32,606	23.44
Exercised	(29,379)	23.49
Canceled, forfeited, or expired	(1,840)	23.46

Outstanding at December 31, 2008	11,828	$23.36	0.6	$29,925

        As reported in the consolidated statements of cash flows, cash received from option exercises under the Stock Plan for the periods ended December 31, 2008 and 2007 was $0.8 million and $4.2 million, respectively. SFAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) be classified as a cash flow from financing activities. Accordingly, for the periods ended December 31, 2008 and 2007, less than $0.1 million and $0.4 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows, respectively. For the periods ended December 31, 2008 and 2007, less than $0.1 million and $0.7 million, respectively, of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

14.   Commitments and Contingent Liabilities

Lease Commitments – We lease various facilities and equipment under non-cancelable operating lease arrangements. These leases expire at various times through 2022. Rent expense was $6.2 million for the year ended December 31, 2008, $5.8 million for the year ended December 31, 2007 and $5.6 million for the year ended December 31, 2006.

In March 1999, we acquired the building on West 57th Street in New York City that includes the Steinway Hall retail store for approximately $30.8 million. We entered into a ninety-nine year land lease as part of the transaction. Annual rent payable under the land lease is $2.2 million in the first ten years, $2.8 million for the subsequent ten-year period and will be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined. Rent expense is being recognized on a straight-line basis over the initial twenty-year fixed rent period. We also entered into a ten-year master lease (which expired on December 31, 2008) whereby all of our interest in the land and building was leased back to the owner of the land. Rental expense and rental income associated with these leases was included, along with other real estate costs, in Other Income, Net (see Note 10). Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, are as follows:

For the years ending December 31,	Lease Payments
2009	$2,688
2010	2,125
2011	1,686
2012	1,307
2013	836
Thereafter	4,488

Total	$13,130

Employment Agreements and Other Obligations – We maintain employment agreements with certain employees and consultants, including our Chairman and Chief Executive Officer. Most of these agreements have one-year terms and contain automatic renewal provisions. Our obligation under these agreements at current compensation levels is approximately $4.5 million per year.

        The Chairman and Chief Executive Officer collectively hold 100% of the Class A common shares, representing 85% of the combined voting power of the Class A common stock and Ordinary common stock. Further, these individuals have established a limited liability corporation to which we pay reimbursement of certain rent, overhead and travel-related expenses. These expenses totaled $0.2 million for the year ended December 31, 2008, $0.3 million for the year ended December 31, 2007 and $0.2 million for the year ended December 31, 2006. Nothing was included in accounts payable related to these expenses at December 31, 2008. We included less than $0.1 million in accounts payable related to these expenses at December 31, 2007.

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

        Our maximum obligation under this arrangement is estimated to be approximately €0.1 million ($0.1 million at the December 31, 2008 exchange rate). To date, we have not been required to repurchase any pianos under this program and we believe the likelihood of such repurchases in the future is remote. Accordingly, we have not recognized a liability for this obligation in our financial statements. Further, in the unlikely event of a repurchase, we believe the proceeds received upon our resale of the piano would exceed the amount payable to the bank.

        We generally do not provide extended financing arrangements to our piano dealers. To facilitate long-term financing required by some dealers, we have arranged financing through third-party providers. We generally provide no guarantees with respect to these arrangements.

        We intend to establish a program in 2009 to provide financing to certain domestic piano dealers.

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

        We are continuing an existing environmental remediation plan at a facility we acquired in 2000. We estimate our costs, which approximate $0.7 million, over a 12-year period. We have accrued approximately $0.6 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
2009	$61
2010	61
2011	61
2012	61
2013	61
Thereafter	424

Total	$729

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.0 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of December 31, 2008 and 2007. We reached an agreement with Grenadilla whereby current environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek reimbursement from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

15.   Retirement Plans

        We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries. Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions. These contributions totaled $1.0 million in 2008, 2007 and 2006. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in this Note or our consolidated financial statements.

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

        In 2003, we combined all of our domestic pension plans into one plan, "The Steinway Musical Pension Plan," to facilitate plan monitoring and plan investment management. Effective June 1, 2005 we established a master trust for this combined plan and we will continue to evaluate this plan's funded status and make any required minimum contributions annually.

        On December 31, 2006 we adopted the recognition and disclosure provisions of SFAS 158, which requires us to recognize the funded status of our defined benefit pension plans and post-retirement benefit plan on our balance sheet as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income (loss), net of taxes. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all underfunded plans in other current and pension and other postretirement liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next twelve months, is reflected in other current liabilities. The measurement date for our pension and other postretirement plans is December 31.

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

The following table sets forth the funded status and amounts recognized for our defined benefit pension plans:

	Domestic Plan		Foreign Plans
December 31,	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$55,386	$58,122	$36,479	$35,383
Service cost	414	552	812	946
Interest cost	3,410	3,230	1,887	1,667
Plan participants' contributions	9	10	59	72
Amendments	487	32	–	–
Actuarial gain	(2,142)	(3,327)	(5,986)	(2,968)
Foreign currency exchange rate changes	–	–	(3,239)	2,714
Benefits paid	(3,017)	(3,233)	(1,920)	(1,335)

Benefit obligation, end of year	54,547	55,386	28,092	36,479

Change in plan assets:
Fair value of plan assets, beginning of year	59,081	55,700	6,681	6,024
Actual return on plan assets	(20,500)	6,604	(946)	452
Employer contributions	5,000	–	2,017	1,383
Employee contributions	9	10	59	72
Foreign currency exchange rate changes	–	–	(1,615)	85
Benefits paid	(3,017)	(3,233)	(1,920)	(1,335)

Fair value of plan assets, end of year	40,573	59,081	4,276	6,681

Funded status	$(13,974)	$3,695	$(23,816)	$(29,798)

Amounts recognized on the balance sheet consist of:
Pension and other post retirement benefit liabilities	$(13,974)	$–	$(23,816)	$(29,798)
Other assets	–	3,695	–	–

Net amount recognized	$(13,974)	$3,695	$(23,816)	$(29,798)

The weighted-average assumptions used to determine our benefit obligations are as follows:

	Domestic Plan		Foreign Plans
December 31,	2008	2007	2008	2007
Discount rate	6.54%	6.30%	6.30%	5.40%
Rate of compensation increase	n/a	n/a	3.16%	3.61%

The weighted-average assumptions used to determine our net periodic benefit cost are as follows:

	Domestic Plan			Foreign Plans
For the years ended December 31,	2008	2007	2006	2008	2007	2006
Discount rate	6.34%	5.75%	5.75%	5.36%	4.61%	4.59%
Expected return on assets	9.00%	9.00%	9.00%	6.00%	6.00%	6.00%
Rate of compensation increase	n/a	n/a	n/a	3.51%	3.38%	3.33%

The components of net pension expense for the years ended December 31 are as follows:

For the years ended December 31,	2008	2007	2006
Domestic Plans:
Service cost	$414	$552	$866
Interest cost	3,410	3,230	2,949
Expected return on plan assets	(5,135)	(4,969)	(4,337)
Amortization of prior service cost	205	386	431
Recognized actuarial loss	48	551	642
Curtailment loss	–	1,249	–

Net periodic pension cost (benefit)	$(1,058)	$999	$551

Foreign Plans:
Service cost	$812	$946	$910
Interest cost	1,887	1,667	1,309
Expected return on plan assets	(370)	(372)	(309)
Recognized actuarial loss	88	293	257

Net periodic pension cost (benefit)	$2,417	$2,534	$2,167

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 are as follows:

	Domestic Plan	Foreign Plans
Net actuarial loss	$205	$7
Prior service cost	2,440	n/a

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 are as follows:

	Domestic Plan		Foreign Plans
December 31,	2008	2007	2008	2007
Net actuarial loss (gain)	$29,855	$6,410	$(394)	$4,354
Prior service cost	1,208	927	–	–
Income taxes	(12,425)	(2,935)	133	(1,443)

Total	$18,638	$4,402	$(261)	$2,911

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2008	2007
Projected benefit obligation	$82,639	$36,479
Accumulated benefit obligation	81,274	34,428
Fair value of plan assets	44,849	6,681

        The accumulated benefit obligation for our domestic pension plan was $54.5 million in 2008 and $55.4 million in 2007. The accumulated benefit obligation for our foreign pension plans was $26.7 million in 2008 and $ 34.4 million in 2007.

The weighted-average asset allocations of our invested assets held in our domestic defined benefit plan were as follows:

December 31,	2008	2007
Asset category:
Debt securities	26%	7%
Equity securities	58%	77%
Cash reserves and other	16%	16%

Total	100%	100%

        Domestic plan assets include 52,631 shares of the Company's Ordinary common stock, which was valued at $0.9 million as of December 31, 2008 and $1.5 million as of December 31, 2007. This represents approximately 2% and 3% of the total plan assets as of December 31, 2008 and 2007, respectively.

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

        The investment committee reviews our domestic benefit obligations no less than annually with the objective of maintaining a 90% funded status for the projected benefit obligation. Whenever possible, our annual contribution is expected to cover the short-term liquidity requirements of the plan, so as to maintain the plan's assets for long-term investment. The performance goal set for the plan's assets is to achieve a long-term rate of return no less than 8.5%.

        For the periods ended December 31, 2008, 2007, and 2006 we used an assumed long-term rate of return on domestic plan assets of 9%. These rates were developed with input from our actuaries and our investment committee and are based on long-term rates of return for the assets held. This rate is consistent with previous rates we have used and lower than the historical return trends on our plan assets.

        For the periods ended December 31, 2008, 2007, and 2006, we used an assumed long-term rate of return on foreign plan assets of 6.00%. In accordance with the requirements of local regulations, our German plans do not hold assets and pay participant benefits as incurred. Expected 2009 benefit payments under these plans are $1.3 million.

        We made a $5.0 million contribution to our domestic pension plan in 2008 and no contribution in 2007. Based on federal laws and regulations, we are not required to make a contribution to our domestic plan in 2009 under ERISA guidelines. We are currently evaluating what amount, if any, we intend to contribute to this plan in 2009. The domestic plan invests a small portion of its assets in a group annuity contract. We expect benefits to be covered by this contract in 2009 to be $0.2 million.

        Contributions to our U.K. plan totaled $0.7 million in 2008 and $0.2 million in 2007. We anticipate contributing approximately $0.7 million to this plan in 2009.

The domestic and foreign pension plans expect to pay benefits in each year from 2009 through 2018 as follows:

	Domestic Plan	Foreign Plans
2009	$3,370	$1,445
2010	3,475	1,455
2011	3,564	1,516
2012	3,645	1,558
2013	3,765	1,661
2014 - 2018	20,271	9,568

Total	$38,090	$17,203

        We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The health care plan is contributory, with retiree contributions adjusted based on the changes in the union contract, which is negotiated every three years. Although we continue to negotiate this union contract, the members have been on strike since April 2006, which resulted in the decrease in postretirement benefit cost and benefits paid in 2007. The plan is unfunded and we pay part of the health care premium and the full amount of the life insurance cost for eligible plan participants.

        During 2007 the postretirement benefit plan had a curtailment and negative plan amendment relating to the elimination of medical benefits for retired participants of the Elkhart, Indiana brass instrument manufacturing facility. We recognized a curtailment loss of $0.1 million relating to the acceleration of unrecognized transition obligation associated with the portion of future years of service that, as a result of the curtailment, are no longer expected to be rendered. The remaining $0.1 million of previously unrecognized transition obligation was used to offset the negative plan amendment of $0.7 million resulting in $0.6 million of prior service cost to be amortized over a period of approximately eleven years.

The following table sets forth the funded status of our postretirement benefit plan and accrued postretirement benefit cost reflected in our consolidated balance sheets:

December 31,	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$1,735	$2,527
Service cost	5	7
Interest cost	68	130
Plan participants' contributions	9	23
Actuarial gain	(660)	(230)
Benefits paid	(47)	(38)
Plan amendment	–	(684)

Benefit obligation, end of year	1,110	1,735
Fair value of plan assets	–	–

Funded status	$(1,110)	$(1,735)

Amounts recognized on the balance sheet consist of:
Other current and long-term pension and other postretirement benefit liabilities	$(1,110)	$(1,735)

        The assumed weighted-average discount rate used to determine benefit obligations as of December 31, 2008 and 2007 was 6.70% and 6.20%, respectively. The assumed weighted-average discount rate used to determine our net postretirement benefit cost was 6.20% for the year ended December 31, 2008 and 5.75% for each of the years ended December 31, 2007 and 2006. The annual assumed rate of increase in the per capita cost of covered health care benefits was 10.00% in 2009 and is assumed to decrease gradually to 5.00% in 2019, and remain at that level thereafter.

Net postretirement benefit costs are as follows:

For the years ended December 31,	2008	2007	2006
Service cost	$5	$7	$40
Interest cost	68	130	143
Net loss recognition	–	36	50
Amortization of transition obligation	–	29	35
Amortization of prior service cost	(52)	(9)	–
Recognition of gain due to strike	–	–	(156)
Curtailment loss	–	140	–

Net postretirement benefit cost	$21	$333	$112

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net postretirement benefit cost in 2009 include net actuarial losses and prior service costs of less than $0.1 million.

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 are as follows:

December 31,	2008	2007
Net actuarial (gain) loss	$(133)	$527
Prior service cost (benefit)	(551)	(602)
Tranistion obligation	–	–
Income taxes	274	30

Total	$(410)	$(45)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on the postretirement benefit obligation	38	(34)

The domestic postretirement health care and life insurance plan expects to pay benefits in each year from 2009 through 2018 as follows:

For the years ended December 31,
2009	$98
2010	114
2011	84
2012	94
2013	89
Thereafter	448

Total	$927

        We sponsor 401(k) retirement savings plans for eligible employees. Discretionary employer contributions, as determined annually by the Board of Directors, are made to two of these plans and approximated $0.3 million for 2008, $0.7 million for 2007, and $0.6 million for 2006. Non-discretionary contributions approximated $0.4 million for each of the years ended December 31, 2008, 2007 and 2006.

        We established a supplemental executive retirement plan ("SERP") for a select group of our executives who constitute a "top hat" group as defined by ERISA. Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a Rabbi Trust ("Trust"). During the year 2006, we sold all of the securities in the SERP, which were classified as available-for-sale and repurchased new securities which have been classified as trading. The SERP assets are included in our financial statements within other assets (see Notes 7 and 17). We made no contribution to the SERP in 2008 and do not anticipate making a contribution in 2009. In 2007, our contribution to the SERP approximated $0.2 million.

16.   Foreign Currency Exchange Contracts

        One of our German divisions, whose functional currency is the euro, secures option and forward contracts for Japanese yen, British pounds, and U.S. dollars to mitigate cash flow exposure to currency fluctuations. Our band division, whose functional currency is the U.S. dollar, began securing options and forwards in 2008 for the same reason. At December 31, 2008, our divisions held option and forward contracts to sell £1.2 million, sell ¥325.4 million, purchase $10.8 million, and purchase €1.8 million. These instruments had various maturity dates through June 2011. At December 31, 2007, the German division had forward contracts to sell £1.3 million. These instruments had various maturity dates through June 2008. At December 31, 2006, this division had forward contracts to purchase $0.6 million, sell $0.8 million, and sell £2.0 million. These instruments had various maturity dates through December 2007. Since we do not designate these instruments as hedges for accounting purposes, we carry these instruments at fair value and recognize the change in fair value in earnings. Net amounts were not material during the years ended December 31, 2008, 2007, or 2006.

17.   Fair Values of Financial Instruments

        Our financial instruments consist primarily of foreign currency contracts (see Note 16), marketable equity securities, and debt. Certain of these items are required to be recorded in the financial statements at fair value, while other are required to be recorded at historical cost.

        The financial assets and liabilities recorded at fair value are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time financial statements are prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

        We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management's own judgments about the assumptions market participants would use in pricing the asset or liability.

        We fair value our foreign currency contracts using internal models with observable inputs, including currency forward and spot prices. Estimated fair value has been determined as the difference between the current forward rate and the contract rate, multiplied by the notional amount of the contract, or upon the estimated fair value of purchased option contracts.

        The estimated fair value of existing debt is based on institutional quotes currently available to us for our own debt.

The historical cost net carrying value and estimated fair value of our debt is as follows:

December 31,	2008		2007
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$187,575	$135,954	$177,285	$162,410

        The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007, and the fair value hierarchy of the valuation techniques we utilized.

December 31,	2008	2007
Financial assets:
Trading securities – Level 1	$1,242	$1,839
Financial liabilities:
Foreign currency contracts – Level 2	529	186

        The carrying value of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

        Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 7 and 15). Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity. During 2006, we sold all of the securities in our SERP, recognizing $1.4 million in gross proceeds, and realized a gain of $0.2 million on the sale. We used these funds to purchase $1.4 million of marketable equity securities for our SERP. As of December 31, 2008 and 2007 we held only trading securities. Gross unrealized holding gains and losses on these trading securities were as follows:

For the years ended December 31,	2008	2007	2006
Gains	$130	$186	$138
Losses	$783	$138	$–

18.   Segment Information

        As discussed in Note 2, we have identified two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. We have classified the results of our online music division in "U.S. Piano Segment" as we believe its results are not material and its products and customer base are most correlated with piano operations. Information reported under each geographic heading is based on the location of our facility responsible for generating such activity, regardless of the location of the external customer. This is consistent with how our chief operating decision maker reviews and evaluates performance.

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

	Piano Segment				Band & Orchestral Segment
								Other & Elim
	U.S.	Germany	Other	Total	U.S.	Other	Total		Consolidated
2008
Revenues from external customers	$107,769	$72,621	$47,976	$228,366	$151,583	$7,464	$159,047	$–	$387,413
Operating profit (loss)	3,422	21,371	3,920	28,713	(4,023)	(1,153)	(5,176)	(2,344)	21,193
Interest income	(92)	(389)	(178)	(659)	(2,222)	–	(2,222)	(168)	(3,049)
Interest expense	8,284	88	174	8,546	7,058	114	7,172	(3,451)	12,267
Depreciation and amortization	4,386	1,825	462	6,673	3,555	41	3,596	659	10,928
Income tax provision (benefit)	(578)	5,495	1,097	6,014	(1,447)	(264)	(1,711)	658	4,961
Net income (loss)	(2,982)	16,867	2,937	16,822	(8,041)	(1,065)	(9,106)	470	8,186
Capital expenditures	2,042	1,405	240	3,687	1,605	21	1,626	25	5,338
Property, plant and equipment	52,674	16,144	2,786	71,604	17,009	18	17,027	77	88,708
Total assets	145,009	93,347	28,432	266,788	229,458	9,195	238,653	(52,123)	453,318
2007
Revenues from external customers	$115,939	$69,427	$49,824	$235,190	$163,389	$7,735	$171,124	$–	$406,314
Operating profit (loss)	10,620	20,733	4,260	35,613	2,040	582	2,622	(3,033)	35,202
Interest income	(158)	(175)	(152)	(485)	(3,045)	–	(3,045)	(157)	(3,687)
Interest expense	8,488	54	278	8,820	7,518	253	7,771	(3,133)	13,458
Depreciation and amortization	4,138	1,593	383	6,114	3,567	98	3,665	698	10,477
Income tax provision (benefit)	3,468	6,956	1,376	11,800	(228)	113	(115)	(1,605)	10,080
Net income (loss)	(1,044)	13,580	3,333	15,869	(2,688)	220	(2,468)	2,009	15,410
Capital expenditures	1,276	1,854	131	3,261	1,644	40	1,684	22	4,967
Property, plant and equipment	52,254	16,950	2,984	72,188	20,330	1,525	21,855	107	94,150
Total assets	140,765	94,581	27,208	262,554	234,501	13,306	247,807	(52,683)	457,678
2006
Revenues from external customers	$117,238	$59,549	$37,407	$214,194	$162,709	$7,717	$170,426	$–	$384,620
Operating profit (loss)	8,704	16,263	3,126	28,093	(6,801)	336	(6,465)	(3,250)	18,378
Interest income	(1,520)	(232)	(152)	(1,904)	(2,342)	–	(2,342)	(319)	(4,565)
Interest expense	10,301	36	283	10,620	9,339	251	9,590	(4,390)	15,820
Depreciation and amortization	4,293	1,368	399	6,060	3,838	116	3,954	645	10,659
Income tax provision (benefit)	430	(947)	1,068	551	(2,070)	158	(1,912)	1,648	287
Net income (loss)	1,352	17,538	1,940	20,830	(12,966)	(61)	(13,027)	(8,471)	(668)
Capital expenditures	2,140	818	228	3,186	2,221	83	2,304	59	5,549
Property, plant and equipment	54,138	15,067	2,404	71,609	22,287	1,544	23,831	158	95,598
Total assets	138,584	83,018	29,057	250,659	205,567	10,715	216,282	(19,766)	447,175

19.   Subsequent Events

        In March 2009 we repurchased $10.9 million of our Senior Notes at prices ranging from 65.50% to 68.00% plus accrued interest. We expect to record a net gain on extinguishment of debt of not less than $3.0 million associated with this transaction.

20.   Quarterly Financial Data (Unaudited)

        In 2008, results for the first quarter were beneficially impacted by a $0.6 million gain on extinguishment of $5.8 million of our bonds, which offset charges of $0.4 million of severance and inventory write-down charges associated with our facility rationalization project. In the second quarter, results were adversely impacted by $1.6 million in charges comprised of severance costs and impairment charges associated with our facility rationalization project. In the third quarter, results were adversely impacted by a goodwill impairment charge of $8.6 million at our band division.

        In 2007, results for the first quarter were adversely impacted by the strike at our Elkhart, Indiana brass instrument manufacturing facility, which resulted in lost sales and an estimated $4.6 million in lost profit and unabsorbed overhead. There were no other material extraordinary, unusual, or infrequently occurring items that impacted individual quarters.

The following is a summary of unaudited results of operations, in thousands except share and per share data.

For the years ended December 31,	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$94,186	$98,521	$100,488	$94,218
Gross profit	27,392	29,045	29,929	28,924
Net income (loss)	1,975	3,045	(260)	3,426
Basic earnings per share	$0.23	$0.35	$(0.03)	$0.40
Diluted earnings (loss) per share	$0.23	$0.35	$(0.03)	$0.40
Weighted average shares:
Basic	8,579,203	8,580,318	8,538,264	8,533,259
Diluted	8,654,843	8,670,687	8,538,264	8,545,689

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$93,432	$92,257	$99,293	$121,332
Gross profit	27,240	28,565	28,091	39,590
Net income	1,430	3,153	3,008	7,819
Basic earnings per share	$0.17	$0.37	$0.35	$0.91
Diluted earnings per share	$0.17	$0.36	$0.35	$0.90
Weighted average shares:
Basic	8,419,148	8,520,949	8,569,253	8,577,449
Diluted	8,579,978	8,662,405	8,683,025	8,672,582

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        On April 3, 2008, the Board of Directors of Steinway Musical Instruments, Inc. (the "Company"), based on its Audit Committee's recommendation, dismissed Deloitte & Touche LLP ("D&T") as the Company's independent registered public accountants and approved the engagement of UHY LLP ("UHY") to serve as the Company's independent registered public accountants for the fiscal year 2008. This action was subsequently approved by the shareholders.

        D&T's reports on the Company's financial statements for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2007 and 2006 and through the date of dismissal of D&T, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to D&T's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided D&T with a copy of the disclosures in the preceding two paragraphs and requested in writing that D&T furnish the Company with a letter addressed to the Securities and Exchange Commission ("SEC") stating whether or not they agree with such disclosures. D&T provided a letter, dated April 8, 2008 stating its agreement with such statements. The letter was then filed with the SEC.

        During the years ended December 31, 2007 and 2006 and through the date of the Audit Committee's decision, the Company did not consult UHY with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2008, the end of the period covered by this report.

Internal Control Over Financial Reporting

        There were changes in our Company's internal control over financial reporting that occurred during the fourth quarter of 2008 which resulted from control improvement and remediation efforts. These changes have not materially affected, and are not likely to materially affect, our Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Steinway Musical Instruments, Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

  (3)
  provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  (4)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on its assessment, management determined that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

UHY LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as stated in their report, which appears below.

By:	/s/ Dana D. Messina Dana D. Messina Chief Executive Officer March 13, 2009
By:	/s/ Dennis M. Hanson Dennis M. Hanson Chief Financial Officer March 13, 2009

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steinway Musical Instruments, Inc.

We have audited the internal control over financial reporting of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our report dated March 13, 2009, expressed an unqualified opinion on those financial statements.

/s/ UHY LLP

Boston, Massachusetts
March 13, 2009

 Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as a part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant (4)
3.2	Bylaws of Registrant (2)
3.3	Amendment No. 1 to Bylaws of Registrant (3)
3.4	Amendment No. 2 to Bylaws of Registrant (12)
4.1	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer; the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee (7)
10.1	Employment Agreement dated as of August 29, 2007 by and between Steinway & Sons and Thomas Kurrer (12)
10.2	Employment Agreement dated as of August 29, 2007 by and between Steinway, Inc. and Ronald Losby (12)
10.3	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Dennis Hanson (12)
10.4	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Dana Messina (12)
10.5	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Kyle Kirkland (12)
10.6	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie (1)
10.7	Employment Agreement dated October 17, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr. (5)

10.8	Third Amended and Restated Credit Agreement, dated as of September 29, 2006, among Conn-Selmer, Inc., f/k/a The Selmer Company, Inc., and the surviving corporation of the merger of United Musical Instruments USA, Inc., United Musical Instruments Holdings, Inc. and The SMI Trust with and into Conn-Selmer, Inc., Steinway, Inc., Boston Piano Company, Inc., and together with Conn-Selmer and Steinway, as borrowers, those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC (successor by merger to GMAC Commercial Credit, LLC), as Administrative Agent (8)
10.9	First Amendment to the Third Amended and Restated Credit Agreement, dated as of December 12, 2007, among Conn-Selmer, Inc., f/k/a The Selmer Company, Inc., and the surviving corporation of the merger of United Musical Instruments, USA, Inc., United Musical Instruments Holdings, Inc. and The SMI Trust with and into Conn-Selmer, Inc., Boston Piano Company, Inc., and together with Conn-Selmer and Steinway, as borrowers, those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC (successor by merger to GMAC Commercial Credit, LLC), as Administrative Agent (14)
10.10	Asset Purchase Agreement dated as of December 15, 2006, by and between Steinway Musical Instruments, Inc. and Dennis Bamber, Inc., d/b/a The Woodwind & The Brasswind, and its Chapter 11 Estate (9)
10.11	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359 (14)
10.12	Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Jointers of America (13)
10.13	Summary Description of Compensation for Non-Employee Directors (10)
10.14	Steinway Musical Instruments, Inc. 2006 Stock Compensation Plan (11)
10.15	Steinway Musical Instruments, Inc. 2006 Employee Stock Purchase Plan (11)
14.0	Code of Ethics and Professional Conduct (6)
16.1	Letter Regarding the Change in Certifying Accountant – Deloitte & Touche LLP (15)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – UHY LLP
23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (1)
  Previously filed with the Commission on February 8, 1994 as an exhibit to the Registrant's Registration Statement on Form S-1.

  (2)
  Previously filed with the Commission on May 14, 1996 as an exhibit to the Registrant's Registration Statement on Form S-1.

  (3)
  Previously filed with the Commission on July 5, 1996 as an Exhibit to the Registrant's Amendment No. 1 to Registration Statement on Form S-1.

  (4)
  Previously filed with the Commission on March 27, 1997 as an exhibit to the Registrant's Annual Report on Form 10-K.

  (5)
  Previously filed with the Commission on March 18, 2003 as an exhibit to the Registrant's Annual Report on Form 10-K.

  (6)
  Previously filed with the Commission on March 31, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K.

  (7)
  Previously filed with the Commission on February 27, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

  (8)
  Previously filed with the Commission on October 4, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

  (9)
  Previously filed with the Commission on December 20, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

  (10)
  Previously filed with the Commission on May 15, 2007 in the Registrant's Current Report on Form 8-K.

  (11)
  Previously filed with the Commission on July 17, 2007 as an exhibit to the Registrant's Registration Statement on Form S-8.

  (12)
  Previously filed with the Commission on August 31, 2007 as an exhibit to the Registrant's Current Report on Form 8-K.

  (13)
  Previously filed with the Commission on January 31, 2008 as an exhibit to the Registrant's Current Report on Form 8-K.

  (14)
  Previously filed with the Commission on March 17, 2008 as an exhibit to the Registrant's Annual Report on Form 10-K.

  (15)
  Previously filed with the Commission on April 8, 2008 as an exhibit to the Registrant's Current Report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.
By:	/s/ DANA D. MESSINA Dana D. Messina	March 13, 2009 (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed below on March 13, 2009:

Signature	Title

/s/ DANA D. MESSINA Dana D. Messina	Director and Chief Executive Officer (Principal Executive Officer)
/s/ DENNIS M. HANSON Dennis M. Hanson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ KYLE R. KIRKLAND Kyle R. Kirkland	Chairman of the Board
/s/ JOHN M. STONER, JR. John M. Stoner, Jr.	Director
/s/ THOMAS KURRER Thomas Kurrer	Director
/s/ PETER MCMILLAN Peter McMillan	Director
/s/ A. CLINTON ALLEN A. Clinton Allen	Director
/s/ RUDOLPH K. KLUIBER Rudolph K. Kluiber	Director
/s/ DAVID LOCKWOOD David Lockwood	Director

QuickLinks

  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Markets for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Tabular Amounts in Thousands)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements And Supplementary Data
Steinway Musical Instruments, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Share and Per Share Data)
Steinway Musical Instruments, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (In Thousands Except Share and Per Share Data)
Steinway Musical Instruments, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
Steinway Musical Instruments, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In Thousands Except Share Data)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
  Item 15. Exhibits, Financial Statement Schedules