Form 10-Q
period 2009-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2009-05-07
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Number of shares of Common Stock issued and outstanding as of May 4, 2009:

Class A	477,952
Ordinary	8,055,307
Total	8,533,259

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$69,991	$94,186
Cost of sales	51,382	66,794

Gross profit	18,609	27,392

Operating expenses:
Sales and marketing	10,620	13,404
General and administrative	7,789	8,781
Other operating expenses	251	403
Total operating expenses	18,660	22,588

(Loss) income from operations	(51)	4,804

Other income, net	(558)	(37)
Net gain on extinguishment of debt	(3,434)	(636)
Interest income	(562)	(952)
Interest expense	3,084	3,109
Total non-operating (income) expenses	(1,470)	1,484

Income before income taxes	1,419	3,320

Income tax provision	414	1,345

Net income	$1,005	$1,975

Earnings per share
Basic	$0.12	$0.23
Diluted	$0.12	$0.23

Weighted average shares:
Basic	8,533,259	8,579,203
Diluted	8,535,278	8,654,843

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$26,753	$44,380
Accounts, notes and other receivables, net of allowances of $15,860 and $15,895 in 2009 and 2008, respectively	53,147	60,581
Inventories, net	170,155	166,508
Prepaid expenses and other current assets	14,145	14,156
Deferred tax assets	12,378	11,642
Total current assets	276,578	297,267

Property, plant and equipment, net of accumulated depreciation of $100,221 and $99,140 in 2009 and 2008, respectively	88,774	88,708
Trademarks	15,929	16,148
Goodwill	23,009	23,708
Other intangibles, net	5,129	5,568
Other assets	12,439	12,380
Long-term deferred tax assets	9,898	9,539

Total assets	$431,756	$453,318

Liabilities and stockholders’ equity
Current liabilities:
Debt	$2,021	$3,325
Accounts payable	13,967	16,947
Other current liabilities	36,320	42,282
Total current liabilities	52,308	62,554

Long-term debt	174,490	183,425
Deferred tax liabilities	6,232	6,263
Pension and other postretirement benefit liabilities	37,241	37,543
Other non-current liabilities	6,418	6,452
Total liabilities	276,689	296,237

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	96,449	96,180
Retained earnings	122,084	121,079
Accumulated other comprehensive loss	(16,205)	(12,917)
Treasury stock, at cost	(47,272)	(47,272)
Total stockholders’ equity	155,067	157,081

Total liabilities and stockholders’ equity	$431,756	$453,318

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,005	$1,975
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,684	2,685
Amortization of bond discount	39	42
Net gain on extinguishment of debt	(3,434)	(636)
Stock-based compensation expense	269	245
Excess tax benefits from stock-based awards	—	(2)
Tax benefit from stock option exercises	—	2
Deferred tax benefit	(679)	(1,297)
Other	638	590
Changes in operating assets and liabilities:
Accounts, notes and other receivables	6,047	3,170
Inventories	(7,517)	(7,079)
Prepaid expenses and other assets	77	(207)
Accounts payable	(2,868)	3,412
Other liabilities	(5,361)	(5,179)
Cash flows from operating activities	(9,100)	(2,279)

Cash flows from investing activities:
Capital expenditures	(1,099)	(1,071)
Proceeds from disposals of property, plant and equipment	3	311
Cash flows from investing activities	(1,096)	(760)

Cash flows from financing activities:
Borrowings under lines of credit	34,568	1,657
Repayments under lines of credit	(33,779)	(1,739)
Repayments of long-term debt, net of discount	(7,280)	(4,981)
Proceeds from issuance of common stock	—	62
Excess tax benefits from stock-based awards	—	2
Cash flows from financing activities	(6,491)	(4,999)

Effect of foreign exchange rate changes on cash	(940)	1,484

Decrease in cash	(17,627)	(6,554)
Cash, beginning of period	44,380	37,304
Cash, end of period	$26,753	$30,750

Supplemental Cash Flow Information
Interest paid	$7,098	$6,142
Income taxes paid	$1,735	$3,334

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2009	$11	$96,180	$121,079	$(12,917)	$(47,272)	$157,081
Comprehensive loss:
Net income			1,005			1,005
Foreign currency translation adjustments				(3,288)		(3,288)
Total comprehensive loss						(2,283)
Stock-based compensation		269				269
Balance, March 31, 2009	$11	$96,449	$122,084	$(16,205)	$(47,272)	$155,067

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

MARCH 31, 2009

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2008, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned, including the piano (“Steinway”), band (“Conn-Selmer”), and online music (“Arkiv”) divisions. We have included results for Arkiv within the piano segment elsewhere in this report. We also acquired a retail store in Dusseldorf, Germany in February 2009. Results for this entity, which are not material, have been included within the piano segment since the date of acquisition. Intercompany balances have been eliminated in consolidation.

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

The liability for uncertain tax positions decreased $0.8 million in 2009 as a result of settlements with state taxing authorities. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Stock-based Compensation - We record compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted. We estimate the fair value of our stock option awards (less estimated forfeitures) and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model.

Earnings per Common Share - We compute earnings per share using the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflects the dilutive impact of shares subscribed under the Employee Stock Purchase plan and the effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2009	2008
Weighted-average shares:
For basic earnings per share	8,533,259	8,579,203
Dilutive effect of stock-based compensation plans	2,019	75,640
For diluted earnings per share	8,535,278	8,654,843

We did not include any of the 799,776 outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three months ended March 31, 2009 because the impact would have been antidilutive. We did not include 214,400 options to purchase shares of common stock in the computation of diluted earnings per share for the three months ended March 31, 2008, because their exercise prices were more than the average market price of our common shares, and therefore antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss

Balance January 1, 2009	$5,050	$(29,985)	$12,018	$(12,917)
Activity	(3,288)	—	—	(3,288)
Balance March 31, 2009	$1,762	$(29,985)	$12,018	$(16,205)

Recent Accounting Pronouncements - In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations” (“SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. We applied SFAS 141R to our acquisition of a retail store in Dusseldorf, Germany.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. We adopted SFAS 161 on January 1, 2009. Its adoption did not have any impact on our consolidated financial statements.

In April 2009, the FASB adopted Staff Position (“FSP”) SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15,

2009. We will adopt SFAS 107-b and APB 28 and provide the additional disclosure requirements in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(3)           Inventories

	March 31, 2009	December 31, 2008
Raw materials	$17,588	$17,930
Work-in-process	47,311	51,057
Finished goods	105,256	97,521
	$170,155	$166,508

(4)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We test our goodwill and indefinite-lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. We performed our annual goodwill and intangible asset impairment test as of July 31, 2008 and wrote off all of the $8.6 million in band division goodwill. Our analysis of band division trademarks did not indicate an impairment, therefore no charge was taken against that asset, or any other intangible assets attributable to other divisions. We performed an update of our analysis as of March 31, 2009 due to current economic conditions. No other impairments were noted.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2009	$23,708	$—	$23,708
Foreign currency translation impact	(699)	—	(699)
Balance, March 31, 2009	$23,009	$—	$23,009

Trademarks:
Balance, January 1, 2009	$10,324	$5,824	$16,148
Foreign currency translation impact	(219)	—	(219)
Balance, March 31, 2009	$10,105	$5,824	$15,929

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balance. These assets consist of the following:

	March 31, 2009	December 31, 2008

Gross deferred financing costs:	$5,372	$5,640
Accumulated amortization	(2,696)	(2,636)
Deferred financing costs, net	$2,676	$3,004

Gross non-compete agreements:	$750	$750
Accumulated amortization	(507)	(469)
Non-compete agreements, net	$243	$281

Gross customer relationships:	$482	$425
Accumulated amortization	(75)	(53)
Customer relationships, net:	$407	$372

Gross website and developed technology:	$2,176	$2,176
Accumulated amortization	(373)	(265)
Website and developed technology, net	$1,803	$1,911

Total other intangibles	$8,780	$8,991
Accumulated amortization	(3,651)	(3,423)
Other intangibles, net	$5,129	$5,568

Deferred financing costs were impacted by our purchase of $10.9 million of our Senior Notes in March 2009. This repurchase is described more fully in Note 6. Customer relationships was impacted by the preliminary purchase price allocation of less than $0.1 million relating to our acquisition of a retail store in Dusseldorf, Germany in February 2009. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of all other amortizable intangibles is five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended March 31,
	2009	2008

Amortization expense	$335	$198

The following table shows the total estimated amortization expense for the remainder of 2009 and beyond:

Remainder of 2009	$952
2010	1,197
2011	1,157
2012	1,048
2013	696
2014	79
Total	$5,129

(5)           Other Current Liabilities

	March 31, 2009	December 31, 2008
Accrued payroll and related benefits	$13,248	$14,100
Current portion of pension and other postretirement benefit liabilities	1,300	1,357
Accrued warranty expense	1,374	1,451
Accrued interest	938	4,022
Deferred income	8,546	7,531
Environmental liabilities	2,506	2,577
Income and other taxes payable	1,410	2,557
Other accrued expenses	6,998	8,687
Total	$36,320	$42,282

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the three months ended March 31, 2009 and 2008, and the year ended December 31, 2008 is as follows:

	March 31, 2009	March 31, 2008	December 31, 2008
Beginning balance	$1,451	$1,541	$1,541
Additions	246	262	1,044
Claims and reversals	(306)	(307)	(1,075)
Foreign currency translation impact	(17)	36	(59)
Ending balance	$1,374	$1,532	$1,451

(6)           Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2009	December 31, 2008
7.00% Senior Notes	$158,326	$169,250
Unamortized bond discount	(736)	(825)
Domestic line of credit	16,900	15,000
Overseas lines of credit	2,021	3,325
Total	176,511	186,750
Less: current portion	(2,021)	(3,325)
Long-term debt	$174,490	$183,425

Scheduled payments of debt are as follows:

March 31, 2009
Remainder of 2009	$2,021
2010	—
2011	16,900
2012	—
2013	—
Thereafter	158,326
Total	$177,247

In March 2009, we repurchased $10.9 million of our Senior Notes at prices ranging from 65.5% to 68.0% plus interest. As a result, we recorded a net gain on extinguishment of debt of $3.4 million. A summary of the transactions is as follows:

Principal repurchased	$10,924
Less:
Cash paid	(7,280)
Deferred financing costs write-off	(160)
Bond discount write-off	(50)
Net gain on extinguishment of debt	$3,434

(7)           Fair Values of Financial Instruments

Our financial instruments which are recorded at fair value consist primarily of foreign currency contracts and marketable equity securities. We assess the inputs used to measure fair value using the following three-tier hierarchy, which indicates the extent to which inputs used are observable in the market.

Level 1	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2

Valuation is based upon quoted prices for identical or similar instruments such as interest rates, foreign currency exchange rates, commodity rates and yield curves, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques. (We do not have any assets or liabilities carried at Level 3 fair value.)

We fair value our foreign currency contracts using internal models with observable inputs, including currency forward and spot prices. Estimated fair value has been determined as the difference between the current forward rate and the contract rate, multiplied by the notional amount of the contract, or upon the estimated fair value of purchased option contracts.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 and the fair value hierarchy of the valuation techniques we utilized.

	March 31,	December 31,
	2009	2008
Financial assets:
Trading securities(1) - Level 1	$1,194	$1,242
Foreign currency contracts(2) - Level 2	1,053	584
	$2,247	$1,826

Financial liabilities:
Foreign currency contracts(2) - Level 2	$62	$55

(1)        Our trading securities pertain to the Supplemental Executive Retirement Plan “(SERP”) and are held in a Rabbi Trust. We record a corresponding liability for the same amount in our financial statements, which represents our obligation to SERP participants.

(2)        Our foreign currency contracts pertain to obligations or potential obligations to purchase or sell euros, pounds, U.S. dollars, and yen under various option and forward contracts.

(8)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. As of March 31, 2009 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Our 1996 Stock Plan has expired but still has vested and unvested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 98,974 shares of treasury stock to cover options exercised, with 384,376 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was less than $0.1 million for the three months ended March 31, 2008. There were no stock option exercises during the three months ended March 31, 2009.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended March 31,
	2009	2008
Compensation cost included in basic and diluted income per share	$0.03	$0.03
Stock-based compensation expense	269	245
Income tax benefit	41	27

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

Key assumptions used to apply this pricing model to the 2006 Stock Plan are as follows:

Three Months Ended March 31,
2008
Risk free interest rate	2.9%
Weighted average expected life (in years)	7.1
Expected volatility of underlying stock	25.9%
Expected dividends	n/a
Weighted average fair value	$10.01

There were no options granted during the three months ended March 31, 2009. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2009	807,216	$24.92
Granted	—	—
Exercised	—	—
Forfeited	(7,440)	27.70
Outstanding at March 31, 2009	799,776	$24.90	6.4	$—
Exercisable at March 31, 2009	420,576	$21.92	4.2	$—

There were no options exercised during the three months ended March 31, 2009. The total intrinsic value of the options exercised during the three months ended March 31, 2008 was less than $0.1 million.

As of March 31, 2009, there was $3.3 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.8 years.

As reported in the consolidated statements of cash flows, cash received from option exercises under the Stock Plans for the period ended March 31, 2008 was $0.1 million. Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) are required to be classified as a cash flow from financing activities. Accordingly, for the period ended March 31, 2008, less than $0.1 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the period ended March 31, 2008, less than $0.1 million of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	2.2%	4.8%
Weighted-average expected life of option feature (in years)	1.0	1.0
Expected volatility of underlying stock	25.3%	25.8%
Expected dividends	n/a	n/a
Weighted-average fair value of option feature	$6.71	$8.69

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2009	11,828	$23.36
Shares subscribed	7,049	23.36
Exercised	—	—
Canceled	(612)	23.36
Outstanding at March 31, 2009	18,265	$23.36	0.3	$33,521

(9)           Other Income, Net

	Three Months Ended March 31,
	2009	2008

West 57th Street building income	$(1,505)	$(1,163)
West 57th Street building expenses	1,215	821
Foreign exchange gain, net	(286)	(47)
Miscellaneous	18	352
Other income, net	$(558)	$(37)

Prior to January 1, 2009, our building on West 57th Street in New York City was under a master lease agreement whereby all of our interest was leased back to the owner of the land. Rental expense on the land and rental income associated with the master lease were included, along with other real estate costs, in Other Income, Net. As of January 1, 2009, this master lease agreement is no longer in effect, and we have engaged an outside company to manage this property. West 57th Street building income includes all rent and other income attributable to the property, and West 57th Street building expenses include land lease, real estate taxes, depreciation, and other building costs. Since we retain a portion of the leasable space for our own retail store use, we have included a ratable portion of the building expenses within sales and marketing on the Condensed Consolidated Statement of Operations.

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

Environmental Payments
Remainder of 2009	$43
2010	61
2011	61
2012	61
2013	61
Thereafter	423
Total	$710

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $1.9 million. Pursuant to the purchase and sale agreement, we sought indemnification from Grenadilla for anticipated costs above the original estimate.We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of March 31, 2009. We have reached an agreement with Grenadilla whereby environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek further indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

(11)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost (benefit) for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$104	$147	$133	$203
Interest cost	864	854	406	482
Expected return on plan assets	(875)	(1,296)	(67)	(101)
Amortization of prior service cost	51	40	—	—
Amortization of net loss	608	12	2	24
Net periodic pension cost (benefit)	$752	$(243)	$474	$608

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$1	$2
Interest cost	17	27
Amortization of prior service costs	(13)	(13)
Recognized loss	—	8
Net periodic postretirement cost	$5	$24

Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2009. We are currently evaluating what amount, if any, we intend to contribute to this plan in 2009. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.7 million for the current year. As of March 31, 2009, we have made contributions of $0.2 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2009 benefit payments under these plans are $1.2 million, of which $0.3 million was paid through March 2009.

(12)         Segment Information

We have identified two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. We have included the results of our online music division within the “U.S. Piano Segment” as we believe its results are not material and its products and customer base are most correlated with piano operations. Management and the chief operating decision maker use income from operations as a meaningful measurement of profit or loss for the segments. Income from operations for the reportable segments includes certain corporate costs allocated to the segments based primarily on revenue, as well as intercompany profit. Amounts reported as “Other & Elim” contain corporate costs that were not allocated to the reportable segments, and the remaining intercompany profit elimination.

The following tables present information about our operating segments for the three months ended March 31, 2009 and 2008:

Three months ended 2009

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$18,837	$10,752	$7,690	$37,279	$31,555	$1,157	$32,712	$—	$69,991
Income (loss) from operations	(1,637)	1,913	173	449	383	111	494	(994)	(51)

Three months ended 2008

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$27,294	$14,931	$12,461	$54,686	$37,380	$2,120	$39,500	$—	$94,186
Income (loss) from operations	1,288	3,648	856	5,792	(11)	(238)	(249)	(739)	4,804

ITEM 2                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular Amounts in Thousands Except Percentages, Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high quality musical instruments. Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany. We also offer upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names. We are also an online retailer of classical music. Through our band division, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig. We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools. Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies based on the definition above.

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

Inventory

We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, including a shift from batch processing to single piece production flow, coupled with increased offshore sourcing, could affect our ability to realize the current cost of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We account for our inventory using standard costs. Accordingly, variances between actual and standard costs that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns. Abnormal costs are expensed in the period in which they occur.

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

A liability has been recorded for uncertain tax positions. When analyzing these positions, we consider the probability of various outcomes which could result from examination, negotiation, or settlement with various taxing authorities. The final outcome on these positions could differ significantly from our original estimates due to the following: expiring statutes of limitations; availability of detailed historical data; results of audits or examinations conducted by taxing authorities or agents that vary from management’s anticipated results; identification of new tax contingencies; release of applicable administrative tax guidance; management’s decision to settle or appeal assessments; or the rendering of court decisions affecting our estimates of tax liabilities; as well as other factors.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; reductions in school budgets; increased competition; work stoppages and slowdowns; ability to successfully consolidate band manufacturing; impact of dealer consolidations on orders; ability of dealers to obtain financing; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new products, ability of suppliers to meet demand; concentration of credit risk; fluctuations in effective tax rates resulting from shifts in sources of income; and the ability to successfully operate acquired businesses. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,				Change
	2009		2008		$	%

Net sales
Band	$32,712		$39,500		(6,788)	(17.2)
Piano	37,279		54,686		(17,407)	(31.8)
Total sales	69,991		94,186		(24,195)	(25.7)

Cost of sales
Band	25,867		30,975		(5,108)	(16.5)
Piano	25,515		35,819		(10,304)	(28.8)
Total cost of sales	51,382		66,794		(15,412)	(23.1)

Gross profit
Band	6,845	20.9%	8,525	21.6%	(1,680)	(19.7)
Piano	11,764	31.6%	18,867	34.5%	(7,103)	(37.6)
Total gross profit	18,609		27,392		(8,783)	(32.1)
	26.6%		29.1%

Operating expenses	18,660		22,588		(3,928)	(17.4)
(Loss) income from operations	(51)		4,804		(4,855)	(101.1)

Other income, net	(558)		(37)		(521)	1,408.1
Net gain on extinguishment of debt	(3,434)		(636)		(2,798)	439.9
Net interest expense	2,522		2,157		365	16.9
Non-operating (income) expenses	(1,470)		1,484		(2,954)	(199.1)

Income before income taxes	1,419		3,320		(1,901)	(57.3)

Income tax provision	414	29.2%	1,345	40.5%	(931)	(69.2)

Net income	$1,005		$1,975		(970)	(49.1)

Overview - Piano division revenue was adversely affected by the current economic crisis as well as dealer credit restrictions. Piano margins were negatively impacted by lower production volume at both of our manufacturing facilities. Band division sales decreased as a result of similar credit restrictions and dealers’ tendency to only order products that can be resold quickly. Band margins were adversely impacted by increased pension and postretirement benefit costs, which largely resulted from pension asset portfolio deterioration.

Piano division results include the operations of our online music division.

Net Sales - Net sales deteriorated 25.7% in the current period. Currently, many of our piano dealers are experiencing difficulty obtaining financing and, consequently, are utilizing cash to pay down existing credit lines rather than replenishing inventories. Band dealers are refurbishing and reutilizing rental pool instruments instead of purchasing new ones in order to generate and preserve cash. This has resulted in decreased orders and shipments at both the piano and band divisions.

Domestically, piano division revenues dropped $8.5 million despite $2.1 million in incremental online music sales. Domestic Steinway grand unit shipments decreased 43% while total unit shipments decreased 36%, reflecting fewer shipments at both the wholesale and retail level. However, retail sales were atypically high in the prior period due to large institutional sales. Overseas, piano division revenues decreased $9.0 million, which includes a $2.0 million reduction attributable to foreign currency translation. Overseas Steinway grand unit shipments decreased 38% and total unit shipments decreased 36%, though retail shipments improved over the year-ago period.

Band division revenues were $6.8 million lower, correlating to the 19% decrease in unit shipments. Sales of accessories and student instruments deteriorated less than intermediate and professional level instruments. Dealers continue to purchase conservatively, only buying items for which there is an immediate need.

Gross Profit - Gross profit declined due to lower sales and gross margins at both divisions. Domestically, piano margins dropped from 31.9% to 25.6% largely due to the reduction in production, which was implemented in an effort to control inventory levels. The decrease was caused by a lower daily production rate, coupled with $0.3 million in unabsorbed overhead resulting from one week of unplanned factory shutdown. Although production was also reduced at our factory in Germany, the resultant adverse impact was offset by improved retail sales in that country. Accordingly, overseas margins remained stable.

The band division’s gross margin fell from 21.6% to 20.9% during the period. Pension costs increased $0.8 million but were partially offset by the absence of facility rationalization costs, which were $0.4 million in the year-ago period. Production was lower, resulting in unabsorbed overhead, but this was mitigated by a shift in mix to higher margin accessories and certain student instruments.

Operating Expenses - Operating expenses decreased $3.9 million, or 17%, largely due to the $2.8 million savings in sales and marketing expenses. These savings resulted in part from lower commissions and bonuses, which are correlated to sales, as well as decreased spending for trade shows and advertising. General and administrative costs were lowered by $1.0 million through reductions in headcount, wages, benefits, and outside services.

Non-operating (Income) Expenses - Non-operating (income) expenses improved $3.0 million due to the extinguishment of $10.9 million of our Senior Notes, which resulted in a $3.4 million net gain. Higher net interest expense, which resulted from lower interest income on band division financed receivables, was partially offset by an increase in foreign exchange gains of $0.2 million.

Income Taxes - Our effective tax rate of 29.2% is comprised of approximately 8% relating primarily to assessments from taxing authorities and uncertain tax positions and 21% associated with current year income. As a result of the ratio of income generated overseas to domestic income, we currently anticipate no U.S. federal tax liability. This, coupled with nominal anticipated state taxes and an average effective rate of 33% on income taxed overseas, has resulted in an abnormally low estimated tax rate of 21% on current period earnings. This rate could be materially impacted by shifts in sources of income during the remainder of 2009.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2009 and 2008 are summarized as follows:

	2009	2008	Change
Net income:	$1,005	$1,975	$(970)
Changes in operating assets and liabilities	(9,622)	(5,883)	(3,739)
Other adjustments to reconcile net income to cash from operating activities	(483)	1,629	(2,112)
Cash flows from operating activities	(9,100)	(2,279)	(6,821)

Cash flows from investing activities	(1,096)	(760)	(336)

Cash flows from financing activities	(6,491)	(4,999)	(1,492)

Cash flows used for operating activities were $6.8 million more than a year ago. Cash provided by accounts receivable increased $2.9 million due to lower sales as well as heightened credit restrictions and collection efforts. Cash used for accounts payable increased $6.3 million, reflecting payments to vendors, as well as lower payable balances resulting from reduced spending and fewer purchases due to our lower sales volume. Major non-cash adjustments include $3.4 million net gain on extinguishment of debt, which is deducted in adjustments to reconcile net income to cash flows from operating activities.

Cash flows used for investing activities increased $0.3 million despite comparable capital expenditures. In the prior period, we recorded a $0.3 million gain on the sale of non-manufacturing assets overseas. We expect capital expenditures to be in the range of $3.0 to $5.0 million for normal capital projects, and an additional $2.0 to $3.0 million for improvements and renovations at our building in New York City.

Cash flows used for financing activities increased $1.5 million due to the extinguishment of $10.9 million of our Senior Notes, as compared to $5.8 million in the year-ago period. This was partially offset by the shift in net borrowings on our credit facilities of $0.9 million.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”) with a potential borrowing capacity of $110.0 million in revolving credit loans, which expires on September 29, 2011. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and property, plant and equipment. As of March 31, 2009, there was $16.9 million outstanding on our Credit Facility, and borrowing availability, net of letters of credit, was approximately $86.1 million.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €20.1 million ($26.7 million at the March 31, 2009 exchange rate), net of borrowing restrictions of €2.4 million ($3.2 million at the March 31, 2009 exchange rate) and are payable on December 31, 2010. These borrowings are collateralized by most of the assets of the borrowing subsidiaries.

A portion of the loans can be converted into a maximum of £0.5 million ($0.7 million at the March 31, 2009 exchange rate) for use by our U.K. branch and ¥300 million ($3.0 million at the March 31, 2009 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.3 million at the March 31, 2009 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.1% for Japanese yen loans. We had no outstanding borrowings as of March 31, 2009 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($4.6 million at the March 31, 2009 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.3% at March 31, 2009) and expires on January 31, 2010. As of March 31, 2009, we had $2.0 million outstanding on this revolving loan agreement.

At March 31, 2009, our total outstanding indebtedness amounted to $177.2 million, consisting of $158.3 million of 7.00% Senior Notes, $16.9 million on our domestic line of credit, and $2.0 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of March 31, 2009 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. We have not made any repurchases in 2009.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off seasonal borrowings on our domestic line of credit. However, given the current global economy, we anticipate the remainder of 2009 to be challenging. Our intention is to manage accounts receivable and credit risk, and control inventory levels via reduced purchases and production schedules. We have also reduced headcount, minimized non-critical expenditures, cut salaries, and forgone wage increases and discretionary benefit program contributions. Our intention is to manage cash outflow, maintain sufficient operating cash on hand to meet short-term requirements, and minimize credit facility borrowings.

We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2009, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund regular capital requirements and satisfy our working capital and general corporate needs through the remainder of 2009.

Contractual Obligations - The following table provides a summary of our contractual obligations at March 31, 2009.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Contractual Obligations
Long-term debt (1)	$232,512	$13,427	$39,516	$179,569	$—
Capital leases	44	26	18	—	—
Operating leases (2)	260,826	5,465	9,181	7,542	238,638
Purchase obligations (3)	19,464	19,108	356	—	—
Other long-term liabilities (4)	43,525	5,459	6,962	4,960	26,144
Total	$556,371	$43,485	$56,033	$192,071	$264,782

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Senior Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable March 31, 2009 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $248.3 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty eight years remaining. The rest is attributable to the leasing of other facilities and equipment.

(3)	Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4)

Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 11 in the Notes to Condensed Consolidated Financial Statements included within this filing, liabilities relating to uncertain tax positions which are expected to be settled within one year, and obligations under employee and consultant agreements. We have not included $0.5 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations” (“SFAS 141R”), which provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. We applied SFAS 141R to our acquisition of a retail store in Dusseldorf, Germany.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. The provisions of SFAS 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. We adopted SFAS 161 on January 1, 2009. Its adoption did not have any impact on our consolidated financial statements.

In April 2009, the FASB adopted Staff Position (“FSP”) SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We will adopt SFAS 107-b and APB 28 and provide the additional disclosure requirements in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts. They are not designated as hedges for accounting purposes. These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our revolving loans bear interest at rates that fluctuate with changes in Prime, LIBOR, TIBOR, and EURIBOR. As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

The majority of our long-term debt is at a fixed interest rate. Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates. However, the fair value of our fixed interest debt would be sensitive to market rate changes. Such fair value changes may affect our decision whether to retain, replace, or retire this debt.

ITEM 4           CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2009, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: May 6, 2009