Form 10-Q
period 2009-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2009-08-07
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:     (781) 894-9770

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of shares of Common Stock issued and outstanding as of August 4, 2009:

Class A	477,952
Ordinary	8,117,816
Total	8,595,768

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                  FINANCIAL INFORMATION

ITEM 1                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$72,113	$98,521	$142,104	$192,707
Cost of sales	53,215	69,476	104,597	136,270

Gross profit	18,898	29,045	37,507	56,437

Operating expenses:
Sales and marketing	9,860	11,937	20,480	25,341
General and administrative	7,248	8,892	14,702	17,475
Other operating expense	283	327	869	928
Facility rationalization charges	—	1,062	—	1,062
Total operating expenses	17,391	22,218	36,051	44,806

Income from operations	1,507	6,827	1,456	11,631

Other (income) expense, net	(253)	54	(811)	17
Net gain on extinguishment of debt	—	—	(3,434)	(636)
Interest income	(420)	(789)	(982)	(1,741)
Interest expense	2,936	3,065	6,020	6,174
Total non-operating expenses	2,263	2,330	793	3,814

(Loss) income before income taxes	(756)	4,497	663	7,817

Income tax (benefit) provision	(136)	1,452	278	2,797

Net (loss) income	$(620)	$3,045	$385	$5,020

(Loss) earnings per share:
Basic	$(0.07)	$0.35	$0.05	$0.59
Diluted	$(0.07)	$0.35	$0.05	$0.58

Weighted average shares:
Basic	8,533,259	8,580,318	8,533,259	8,579,761
Diluted	8,533,259	8,670,687	8,537,619	8,663,569

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash	$45,700	$44,380
Accounts, notes and other receivables, net of allowances of $16,039 and $15,895 in 2009 and 2008, respectively	56,066	60,581
Inventories, net	172,475	166,508
Prepaid expenses and other current assets	12,528	14,156
Deferred tax assets	12,343	11,642
Total current assets	299,112	297,267

Property, plant and equipment, net of accumulated depreciation of $103,495 and $99,140 in 2009 and 2008, respectively	89,623	88,708
Trademarks	16,167	16,148
Goodwill	23,769	23,708
Other intangibles, net	4,800	5,568
Other assets	12,233	12,380
Long-term deferred tax assets	9,685	9,539

Total assets	$455,389	$453,318

Liabilities and stockholders’ equity
Current liabilities:
Debt	$960	$3,325
Accounts payable	13,579	16,947
Other current liabilities	37,745	42,282
Total current liabilities	52,284	62,554

Long-term debt	192,528	183,425
Deferred tax liabilities	6,206	6,263
Pension and other postretirement benefit liabilities	39,180	37,543
Other non-current liabilities	6,049	6,452
Total liabilities	296,247	296,237

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	96,742	96,180
Retained earnings	121,464	121,079
Accumulated other comprehensive loss	(11,803)	(12,917)
Treasury stock, at cost	(47,272)	(47,272)
Total stockholders’ equity	159,142	157,081

Total liabilities and stockholders’ equity	$455,389	$453,318

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$385	$5,020
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	5,362	5,465
Amortization of bond discount	77	82
Net gain on extinguishment of debt	(3,434)	(636)
Facility rationalization charges	—	1,062
Stock-based compensation expense	562	511
Excess tax benefits from stock-based awards	—	(4)
Tax benefit from stock option exercises	—	5
Deferred tax benefit	(679)	(1,349)
Other	703	724
Changes in operating assets and liabilities:
Accounts, notes and other receivables	3,744	1,389
Inventories	(7,357)	(13,111)
Prepaid expenses and other assets	1,997	483
Accounts payable	(3,395)	4,639
Other liabilities	(3,946)	(2,849)
Cash flows from operating activities	(5,981)	1,431

Cash flows from investing activities:
Capital expenditures	(2,212)	(2,426)
Proceeds from disposals of property, plant and equipment	24	315
Acquisition of businesses, net of cash acquired	(820)	(2,986)
Cash flows from investing activities	(3,008)	(5,097)

Cash flows from financing activities:
Borrowings under lines of credit	126,693	2,066
Repayments under lines of credit	(109,006)	(2,162)
Repayments of long-term debt, net of discount	(7,280)	(4,981)
Proceeds from issuance of common stock	—	108
Purchase of treasury stock	—	(690)
Excess tax benefits from stock-based awards	—	4
Cash flows from financing activities	10,407	(5,655)

Effect of foreign exchange rate changes on cash	(98)	1,433

Change in cash	1,320	(7,888)
Cash, beginning of period	44,380	37,304
Cash, end of period	$45,700	$29,416

Supplemental Cash Flow Information
Interest paid	$7,208	$6,245
Income taxes paid	$2,882	$7,110

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2009	$11	$96,180	$121,079	$(12,917)	$(47,272)	$157,081
Comprehensive income:
Net income			385			385
Foreign currency translation adjustments				1,114		1,114
Total comprehensive income						1,499
Stock-based compensation		562				562
Balance, June 30, 2009	$11	$96,742	$121,464	$(11,803)	$(47,272)	$159,142

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2008, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Principles of Consolidation - Our condensed consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned, including the piano (“Steinway”), band (“Conn-Selmer”), and online music (“Arkiv”) divisions. We have included results for Arkiv within the piano segment elsewhere in this report. We also acquired a retail store in Dusseldorf, Germany in February 2009. Results for this entity, which are not material, have been included within the piano segment since the date of acquisition. Intercompany balances have been eliminated in consolidation.

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

The liability for uncertain tax positions decreased $0.8 million in the first half of 2009 as a result of settlements with state and local taxing authorities. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Stock-based Compensation - We record compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted. We estimate the fair value of our stock option awards (less estimated forfeitures) and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model.

(Loss) earnings per Common Share - We compute (loss) earnings per share using the weighted-average number of common shares outstanding during each period. Diluted (loss) earnings per common share reflects the dilutive impact of shares subscribed under the Employee Stock Purchase Plan (“Purchase Plan”) and effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average shares:
For basic (loss) earnings per share	8,533,259	8,580,318	8,533,259	8,579,761
Dilutive effect of stock-based compensation plans	—	90,369	4,360	83,808
For diluted (loss) earnings per share	8,533,259	8,670,687	8,537,619	8,663,569

We did not include any of the 797,716 outstanding options to purchase shares of common stock in the computation of diluted (loss) earnings per share for the three and six months ended June 30, 2009 because their exercise prices were more than the average market price of our common shares, and therefore antidilutive. Accordingly, the dilution is solely attributable to the impact of shares subscribed under the Purchase Plan. We did not include 158,440 and 461,240 options to purchase shares of common stock in the computation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, because their impact would have been antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss

Balance January 1, 2009	$5,050	$(29,985)	$12,018	$(12,917)
Activity	1,114	—	—	1,114
Balance June 30, 2009	$6,164	$(29,985)	$12,018	$(11,803)

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

In April 2009, the FASB adopted Staff Position (“FSP”) SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. We adopted this FSP on April 1, 2009 and have reported the additional required disclosures in Note 7.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). The provisions of FAS 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 effective June 30, 2009 and evaluated any subsequent events through the date of this filing. We concluded there were no material subsequent events requiring disclosure.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This Statement amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also requires additional disclosures for any enterprise that holds an interest in a variable interest entity. The provisions of SFAS 167 are effective January 1, 2010. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.

(3)           Inventories

	June 30, 2009	December 31, 2008

Raw materials	$18,503	$17,930
Work-in-process	45,174	51,057
Finished goods	108,798	97,521
	$172,475	$166,508

(4)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We test our goodwill and indefinite-lived trademark assets for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. We performed our annual goodwill and intangible asset impairment test as of July 31, 2008 and wrote off all of the $8.6 million in band division goodwill. Our analysis of band division trademarks did not indicate an impairment, therefore no charge was taken against that asset, or any other intangible assets attributable to other divisions. We performed an update of our analysis as of June 30, 2009 due to current economic conditions. No other impairments were noted.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2009	$23,708	$—	$23,708
Foreign currency translation impact	61	—	61
Balance, June 30, 2009	$23,769	$—	$23,769

Trademarks:
Balance, January 1, 2009	$10,324	$5,824	$16,148
Foreign currency translation impact	19	—	19
Balance, June 30, 2009	$10,343	$5,824	$16,167

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balance. These assets consist of the following:

	June 30, 2009	December 31, 2008

Gross deferred financing costs:	$5,329	$5,640
Accumulated amortization	(2,813)	(2,636)
Deferred financing costs, net	$2,516	$3,004

Gross non-compete agreements:	$750	$750
Accumulated amortization	(544)	(469)
Non-compete agreements, net	$206	$281

Gross customer relationships:	$488	$425
Accumulated amortization	(103)	(53)
Customer relationships, net	$385	$372

Gross website and developed technology:	$2,176	$2,176
Accumulated amortization	(483)	(265)
Website and developed technology, net	$1,693	$1,911

Total gross other intangibles	$8,743	$8,991
Accumulated amortization	(3,943)	(3,423)
Other intangibles, net	$4,800	$5,568

Deferred financing costs were impacted by our purchase of $10.9 million of our Senior Notes in March 2009. This repurchase is described more fully in Note 6. Customer relationships was impacted by the preliminary purchase price allocation of less than $0.1 million relating to our acquisition of a retail store in Dusseldorf, Germany in February 2009. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period for all other amortizable intangibles is five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Amortization expense	$332	$261	$667	$459

The following table shows the total estimated amortization expense for the remainder of 2009 and beyond:

Remainder of 2009	$638
2010	1,217
2011	1,148
2012	1,035
2013	683
2014	79
Total	$4,800

(5)           Other Current Liabilities

	June 30, 2009	December 31, 2008
Accrued payroll and related benefits	$13,013	$14,100
Current portion of pension and other postretirement benefit liabilities	1,373	1,357
Accrued warranty expense	1,410	1,451
Accrued interest	3,722	4,022
Deferred income	6,947	7,531
Environmental liabilities	2,395	2,577
Income and other taxes payable	1,276	2,557
Other accrued expenses	7,609	8,687
Total	$37,745	$42,282

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the six months ended June 30, 2009 and 2008, and the year ended December 31, 2008 is as follows:

	June 30, 2009	June 30, 2008	December 31, 2008
Beginning balance	$1,451	$1,541	$1,541
Additions	432	596	1,044
Claims and reversals	(494)	(604)	(1,075)
Foreign currency translation impact	21	35	(59)
Ending balance	$1,410	$1,568	$1,451

(6)           Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2009	December 31, 2008
7.00% Senior Notes	$158,326	$169,250
Unamortized bond discount	(698)	(825)
Domestic line of credit	34,900	15,000
Overseas lines of credit	960	3,325
Total	193,488	186,750
Less: current portion	960	3,325
Long-term debt	$192,528	$183,425

Scheduled payments of debt are as follows:

June 30, 2009
Remainder of 2009	$960
2010	—
2011	34,900
2012	—
2013	—
Thereafter	158,326
Total	$194,186

In March 2009, we repurchased $10.9 million of our Senior Notes at prices ranging from 65.5% to 68.0% plus interest. As a result, we recorded a net gain on extinguishment of debt of $3.4 million. A summary of these transactions is as follows:

Principal repurchased	$10,924
Less:
Cash paid	(7,280)
Deferred financing costs write-off	(160)
Bond discount write-off	(50)
Net gain on extinguishment of debt	$3,434

(7)           Fair Values of Financial Instruments

Our financial instruments, which are recorded at fair value, consist primarily of foreign currency contracts and marketable equity securities. We assess the inputs used to measure fair value using the following three-tier hierarchy, which indicates the extent to which inputs used are observable in the market.

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

We value our foreign currency contracts using internal models with observable inputs, including currency forward and spot prices. Estimated fair value has been determined as the difference between the current forward rate and the contract rate, multiplied by the notional amount of the contract, or upon the estimated fair value of purchased option contracts.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 and the fair value hierarchy of the valuation techniques we utilized.

	June 30, 2009	December 31, 2008
Financial assets:
Trading securities(1) - Level 1	$1,448	$1,242
Foreign currency contracts(2) - Level 2	380	584
	$1,828	$1,826

Financial liabilities:
Foreign currency contracts(2) - Level 2	$63	$55

(1)        Our trading securities pertain to the Supplemental Executive Retirement Plan (“SERP”) and are held in a Rabbi Trust. We record a corresponding liability for the same amount in our financial statements, which represents our obligation to SERP participants.

(2)        Our foreign currency contracts pertain to obligations or potential obligations to purchase or sell euros, pounds, U.S. dollars, and yen under various option and forward contracts.

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost net carrying value and estimated fair value are as follows:

	June 30, 2009		December 31, 2008
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$194,186	$159,750	$187,575	$135,954

The carrying value of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

(8)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. As of June 30, 2009 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Our 1996 Stock Plan has expired but still has vested and unvested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 98,974 shares of treasury stock to cover options exercised, with 383,376 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was less than $0.1 million for the three and six months ended June 30, 2008. There were no stock option exercises during the three and six months ended June 30, 2009.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Compensation cost included in basic and diluted (loss) earnings per share	$0.03	$0.02	$0.06	$0.05
Stock-based compensation expense	293	266	562	511
Income tax benefit	43	58	85	85

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

Key assumptions used to apply this pricing model to the 2006 Stock Plan are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Risk free interest rate	3.5%	3.4%
Weighted average expected life (in years)	7.2	7.2
Expected volatility of underlying stock	25.9%	25.9%
Expected dividends	n/a	n/a
Weighted average fair value	$9.93	$9.94

There were no options granted during the three or six months ended June 30, 2009. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2009	807,216	$24.92
Granted	—	—
Exercised	—	—
Forfeited	(9,500)	27.27
Outstanding at June 30, 2009	797,716	$24.89	6.1	$—

Exercisable at June 30, 2009	471,236	$22.48	4.5	$—

There were no options exercised during the three and six months ended June 30, 2009. The total intrinsic value of the options exercised during the three and six months ended June 30, 2008 was less than $0.1 million.

As of June 30, 2009, there was $3.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.6 years.

As reported in the condensed consolidated statements of cash flows, cash received from option exercises under the Stock Plans for the period ended June 30, 2008 was $0.1 million. Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) are required to be classified as a cash flow from financing activities. Accordingly, for the period ended June 30, 2008, less than $0.1 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the period ended June 30, 2008, less than $0.1 million of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.2%	4.8%	2.2%	4.8%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	25.3%	25.9%	25.3%	25.9%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$6.71	$8.69	$6.71	$8.69

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2009	11,828	$23.36
Shares subscribed	13,091	23.36
Exercised	—	—
Canceled	(1,457)	23.36
Outstanding at June 30, 2009	23,462	$23.36	0.1	$38,123

(9)           Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

West 57th Street building income	$(1,553)	$(1,164)	$(3,058)	$(2,327)
West 57th Street building expense	971	820	2,186	1,641
Foreign exchange loss, net	635	405	349	358
Miscellaneous	(306)	(7)	(288)	345
Other (income) expense, net	$(253)	$54	$(811)	$17

Prior to January 1, 2009, our building on West 57th Street in New York City was under a master lease agreement whereby all of our interest was leased back to the owner of the land. Rental expense on the land and rental income associated with the master lease were included, along with other real estate costs, in Other (Income) Expense, Net. The master lease agreement expired on December 31, 2008 and, therefore, we engaged an outside company to manage this property. West 57th Street building income includes all rent and other income attributable to the property; and West 57th Street building expenses include the land lease, real estate taxes, depreciation, and other building costs. Since we retain a portion of the leasable space for our own retail store use, we have allocated a ratable portion of the building cost to sales and marketing expenses.

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

Environmental Payments
Remainder of 2009	$33
2010	61
2011	61
2012	61
2013	61
Thereafter	423
Total	$700

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $1.8 million. Pursuant to the purchase and sale agreement, we sought indemnification from Grenadilla for anticipated costs above the original estimate.We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of June 30, 2009. We have reached an agreement with Grenadilla whereby environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek further indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

(11)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost (benefit) for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Service cost	$89	$60	$141	$209
Interest cost	858	851	432	497
Expected return on plan assets	(871)	(1,272)	(73)	(101)
Amortization of prior service cost	52	62	—	—
Amortization of net loss	647	12	2	24
Net periodic pension cost (benefit)	$775	$(287)	$502	$629

	Domestic Plan		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$193	$207	$274	$412
Interest cost	1,722	1,705	838	979
Expected return on plan assets	(1,746)	(2,567)	(140)	(202)
Amortization of prior service cost	103	102	—	—
Amortization of net loss	1,255	24	4	48
Net periodic pension cost (benefit)	$1,527	$(529)	$976	$1,237

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$2	$2	$3	$4
Interest cost	19	26	36	52
Amortization of prior service costs	(13)	(13)	(26)	(26)
Recognized loss	—	8	—	16
Net periodic postretirement benefit cost	$8	$23	$13	$46

Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2009. We are currently evaluating what amount, if any, we intend to contribute to this plan in 2009. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of June 30, 2009, we have made contributions of $0.4 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2009 benefit payments under these plans are $1.3 million, of which $0.6 million was paid through June 2009.

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

The following tables present information about our operating segments for the three and six months ended June 30, 2009 and 2008:

Three months ended 2009

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$17,779	$13,076	$11,545	$42,400	$28,755	$958	$29,713	$—	$72,113
Income (loss) from operations	(1,005)	1,791	1,085	1,871	556	85	641	(1,005)	1,507

Three months ended 2008

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$25,233	$20,125	$12,145	$57,503	$39,263	$1,755	$41,018	$—	$98,521
Income (loss) from operations	563	5,269	1,355	7,187	1,685	(1,277)	408	(768)	6,827

Six months ended 2009

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$36,616	$23,828	$19,235	$79,679	$60,310	$2,115	$62,425	$—	$142,104
Income (loss) from operations	(2,642)	3,704	1,258	2,320	939	196	1,135	(1,999)	1,456

Six months ended 2008

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$52,527	$35,056	$24,606	$112,189	$76,643	$3,875	$80,518	$—	$192,707
Income (loss) from operations	1,851	8,917	2,211	12,979	1,674	(1,515)	159	(1,507)	11,631

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Management is required to make certain estimates and assumptions during the preparation of the condensed consolidated financial statements. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

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

Stock-Based Compensation

We grant stock-based compensation awards which generally vest over a specified period. When determining the fair value of stock options and subscriptions to purchase shares under the employee stock purchase plan (“Purchase Plan”), we use the Black-Scholes option valuation model, which requires input of certain management assumptions, including dividend yield, expected volatility, risk-free interest rate, expected life of stock options granted during the period, and the life applicable to the Purchase Plan subscriptions. The estimated fair value of the options and subscriptions to purchase shares, and the resultant stock-based compensation expense, can fluctuate based on the assumptions used by management.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,				Change
	2009		2008		$	%

Net sales
Band	$29,713		$41,018		(11,305)	(27.6)
Piano	42,400		57,503		(15,103)	(26.3)
Total sales	72,113		98,521		(26,408)	(26.8)

Cost of sales
Band	23,484		32,065		(8,581)	(26.8)
Piano	29,731		37,411		(7,680)	(20.5)
Total cost of sales	53,215		69,476		(16,261)	(23.4)

Gross profit
Band	6,229	21.0%	8,953	21.8%	(2,724)	(30.4)
Piano	12,669	29.9%	20,092	34.9%	(7,423)	(36.9)
Total gross profit	18,898		29,045		(10,147)	(34.9)
	26.2%		29.5%

Operating expenses	17,391		21,156		(3,765)	(17.8)
Facility rationalization charges	—		1,062		(1,062)	(100.0)
Total operating expenses	17,391		22,218		(4,827)	(21.7)

Income from operations	1,507		6,827		(5,320)	(77.9)

Other (income) expense, net	(253)		54		(307)	(568.5)
Net interest expense	2,516		2,276		240	10.5
Non-operating expenses	2,263		2,330		(67)	(2.9)

(Loss) income before income taxes	(756)		4,497		(5,253)	(116.8)

Income tax (benefit) provision	(136)	18.0%	1,452	32.3%	(1,588)	(109.4)

Net (loss) income	$(620)		$3,045		(3,665)	(120.4)

Overview - Piano division revenue was adversely affected by the current economic crisis as well as our dealers’ access to available financing. Piano margins continued to be negatively impacted by lower production volume at both of our manufacturing facilities. Band division sales decreased as a result of similar credit restrictions and dealers’ tendency to only order products that can be resold quickly. Band margins were adversely impacted by increased pension and postretirement benefit costs, which largely resulted from pension asset portfolio deterioration.

Piano division results include the operations of our online music division.

Net Sales - Net sales deteriorated 27% in the current period. Many of our piano dealers continue to experience difficulty obtaining financing and, consequently, are utilizing cash to pay down existing credit lines rather than replenishing inventories. Band dealers are prolonging the usefulness of existing inventory by refurbishing and reutilizing rental pool instruments instead of purchasing new ones, which enables them to generate and preserve cash. This has resulted in decreased orders and shipments at both the piano and band divisions.

Domestically, $1.0 million in incremental online music sales helped offset lower piano division revenues, which dropped $7.5 million. Domestic Steinway grand unit shipments decreased 46% while overall unit shipments decreased 27%, as our mid-priced piano lines fared better during the period. Both domestic wholesale and retail sales deteriorated, although the retail sales decline was mitigated by an improvement in institutional sales. Overseas, piano division revenues decreased $7.6 million, of which $2.5 million is attributable to foreign currency translation. Overseas Steinway grand unit shipments decreased 29%, while mid-priced piano line shipments decreased only 4%, due to improved availability of various Essex models as well as institutional sales.

Band division revenues were $11.3 million lower, correlating to the 37% decrease in unit shipments. Sales of intermediate and professional level instruments deteriorated less than student instruments. Unlike prior years, dealers are not stocking instruments in advance of the back to school season, but instead are ordering only those products for which there is an immediate need.

Gross Profit - Gross profit declined due to lower sales and gross margins at both divisions. Domestically, piano margins dropped from 27.8%% to 25.0% largely due to the reduced production, which was implemented in an effort to control inventory levels. Overseas margins dropped from 40.5% to 33.4% as production was also reduced at our factory in Germany. The shift in mix, mostly towards the mid-priced piano lines, was also a factor in the margin decrease.

The band division’s gross margin fell from 21.8% to 21.0% during the period. Pension costs increased $0.9 million but were partially offset by the absence of severance costs associated with our facility rationalization project, which were $0.6 million in the year-ago period. Production was lower, resulting in unabsorbed overhead, but this was mitigated by a shift in mix to higher margin brass instruments.

Operating Expenses - Operating expenses decreased $4.8 million, or 22%, due to several factors. Sales and marketing expenses decreased $2.1 million due to lower salaries, commissions, and bonuses, as well as decreased spending for trade shows and advertising. General and administrative costs were lowered $1.6 million through reductions in headcount, wages, benefits, and outside services. Lastly, there were no fixed asset impairment charges associated with our facility rationalization project, whereas these charges totaled $1.1 million a year ago.

Non-operating Expenses — On a net basis, non-operating expenses were consistent with the prior period. Higher net interest expense, which resulted from lower interest income on band division financed receivables, was partially offset by an increase in income from our West 57th Street property of $0.2 million. The increase in foreign exchange losses of $0.2 million was offset by gains on our Supplemental Executive Retirement Plan (“SERP”) assets.

Income Taxes — Due to the current period loss, we recorded an income tax benefit of $0.2 million, reflecting our anticipated rate of 22% associated with current year income, which is discussed further below. Offsetting this are expenses of $0.1 million relating primarily to assessments from taxing authorities and uncertain tax positions. The combination of these items resulted in an effective tax rate of 18% for the period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended June 30,				Change
	2009		2008		$	%

Net sales
Band	$62,425		$80,518		(18,093)	(22.5)
Piano	79,679		112,189		(32,510)	(29.0)
Total sales	142,104		192,707		(50,603)	(26.3)

Cost of sales
Band	49,351		63,040		(13,689)	(21.7)
Piano	55,246		73,230		(17,984)	(24.6)
Total cost of sales	104,597		136,270		(31,673)	(23.2)

Gross profit
Band	13,074	20.9%	17,478	21.7%	(4,404)	(25.2)
Piano	24,433	30.7%	38,959	34.7%	(14,526)	(37.3)
Total gross profit	37,507		56,437		(18,930)	(33.5)
	26.4%		29.3%

Operating expenses	36,051		43,744		(7,693)	(17.6)
Facility rationalization charges	—		1,062		(1,062)	(100.0)
Total operating expenses	36,051		44,806		(8,755)	(19.5)

Income from operations	1,456		11,631		(10,175)	(87.5)

Other (income) expense, net	(811)		17		(828)	(4,870.6)
Net gain on extinguishment of debt	(3,434)		(636)		(2,798)	439.9
Net interest expense	5,038		4,433		605	13.6
Non-operating expenses	793		3,814		(3,021)	(79.2)

Income before income taxes	663		7,817		(7,154)	(91.5)

Income tax provision	278	41.9%	2,797	35.8%	(2,519)	(90.1)

Net income	$385		$5,020		(4,635)	(92.3)

Overview — The same economic conditions discussed above, which we expect to continue through the end of 2009, negatively impacted both the piano and band divisions’ revenue through the first half of the year. Likewise, lower production volumes at our piano and band instrument manufacturing facilities adversely impacted margins. However, management has reduced headcount, lowered salaries, suspended or reduced benefits, and taken other cost saving measures throughout the Company to help offset these factors.

Piano division results include the operations of our online music division.

Net Sales - Net sales deteriorated 26.3% in the current period. Although online music sales were $3.1 million higher than the year-ago period, domestic piano division revenues dropped $15.9 million. Domestic Steinway grand unit shipments decreased 44% and overall unit shipments decreased 32%. Overseas, piano division revenues decreased $16.6 million, which includes a $4.6 million reduction attributable to foreign currency translation. Overseas Steinway grand unit shipments decreased 33%, while mid-priced piano line shipments decreased 22%. Overall, our mid-priced piano line shipments have been less affected by the economic downturn.

Band division revenues were $18.1 million lower, correlating to the 28% decrease in unit shipments. Sales of intermediate and professional level instruments deteriorated less than student instruments. Dealers are ordering only those instruments for which there is an immediate need instead of stocking instruments in anticipation of the back to school season.

Gross Profit - Gross profit declined due to lower sales and gross margins at both divisions. Domestically, piano margins dropped from 29.9% to 25.3% as the factory has produced 38% fewer Steinway grands than in the year-ago period in order to manage inventory levels. This resulted in higher unabsorbed overhead and product costs, which adversely impacted the margin. Overseas margins dropped from 38.9% to 35.2% as our factory in Germany also reduced production of Steinway grands by 40% compared to 2008.

The band division’s gross margin fell from 21.7% to 20.9% during the period. Pension costs increased $1.7 million due primarily to pension asset portfolio deterioration. This was partially offset by the absence of severance costs associated with our facility rationalization project, which were $1.0 million in the year-ago period. Production was lower, resulting in unabsorbed overhead, but this was mitigated by a shift in mix to certain higher margin student and brass instruments.

Operating Expenses - Operating expenses decreased $8.8 million, or 20%, during the period. Sales and marketing expenses decreased $4.9 million due to lower salaries, commissions, and bonuses, as well as decreased spending for trade shows and advertising. Due to reductions in headcount, wages, benefits, and outside services, general and administrative costs were $2.8 million less than in 2008. Lastly, there were no fixed asset impairment charges associated with our facility rationalization project, whereas these charges totaled $1.1 million in the year-ago period.

Non-operating Expenses — Non-operating expenses improved $3.0 million due to the extinguishment of $10.9 million of our Senior Notes, which resulted in a $3.4 million net gain. Higher net interest expense of $0.6 million, which resulted from lower interest income on band division financed receivables, was partially offset by the shift from losses to gains on our SERP assets.

Income Taxes - Our effective tax rate of 41.9% is comprised of approximately 22% associated with current year income, and 19.9% relating primarily to assessments from taxing authorities and uncertain tax positions. As a result of the ratio of income generated overseas to domestic income, we currently anticipate no U.S. federal tax liability. This, coupled with nominal anticipated state taxes and an average effective rate of 32% on income taxed overseas, has resulted in an abnormally low estimated tax rate of 22% on current period earnings. This rate could be materially impacted by shifts in sources of income during the remainder of 2009.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2009 and 2008 are summarized as follows:

	2009	2008	Change
Net income:	$385	$5,020	$(4,635)
Changes in operating assets and liabilities	(8,957)	(9,449)	492
Other adjustments to reconcile net income to cash from operating activities	2,591	5,860	(3,269)
Cash flows from operating activities	(5,981)	1,431	(7,412)

Cash flows from investing activities	(3,008)	(5,097)	2,089

Cash flows from financing activities	10,407	(5,655)	16,062

Cash flows from operating activities were $7.4 million lower than a year ago. Cash provided by accounts receivable increased $2.4 million due to lower sales as well as heightened credit restrictions and collection efforts. Cash used for liabilities increased $9.1 million, reflecting payments to vendors, as well as lower payable balances resulting from reduced spending and fewer purchases due to our lower sales volume. Cash used for inventory was $5.8 million lower due to reduced production and purchasing. Major non-cash adjustments include $3.4 million net gain on extinguishment of debt, which is deducted in adjustments to reconcile net income to cash flows from operating activities.

Cash flows used for investing activities decreased $2.1 million. In the prior period, we recorded a $3.0 million investment in subsidiary related to the purchase of Arkiv, and only $0.8 million in the current year related to the purchase of our retail store in Dusseldorf, Germany. Capital expenditures were $2.2 million, which is slightly lower than the year-ago period. We expect capital expenditures to be in the range of $3.0 to $4.0 million for normal capital projects, and an additional $1.0 for improvements and renovations at our building in New York City.

Cash flows provided by financing activities increased $16.1 million due to net borrowings on our credit facilities of $17.7 million. This was partially offset by the extinguishment of $10.9 million of our Senior Notes, as compared to $5.8 million in the year-ago period.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”) with a potential borrowing capacity of $110.0 million in revolving credit loans, which expires on September 29, 2011. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and property, plant and equipment. As of June 30, 2009, there was $34.9 million outstanding on our Credit Facility, and borrowing availability, net of letters of credit, was approximately $73.9 million.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €19.1 million ($26.8 million at the June 30, 2009 exchange rate), net of borrowing restrictions of €1.7 million ($2.4 million at the June 30, 2009 exchange rate) and are payable on March 1, 2011. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.8 million ($1.2 million at the June 30, 2009 exchange rate) for use by our U.K. branch and ¥300 million ($3.1 million at the June 30, 2009 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.5 million at the June 30, 2009 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.2% for Japanese yen loans (outstanding borrowings at 1.6% at June 30, 2009). We had $0.2 million outstanding as of June 30, 2009 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($4.8 million at the June 30, 2009 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.2% at June 30, 2009) and expires on January 31, 2010. As of June 30, 2009, we had $0.8 million outstanding on this revolving loan agreement.

At June 30, 2009, our total outstanding indebtedness amounted to $194.2 million, consisting of $158.3 million of 7.00% Senior Notes, $34.9 million on our domestic line of credit, and $1.0 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of June 30, 2009 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. We have not made any repurchases in 2009.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off seasonal borrowings on our domestic line of credit. However, given the current global economy, we anticipate the remainder of 2009 to be challenging. Our intention is to manage accounts receivable and credit risk, and control inventory levels via reduced purchases and production schedules. We have also reduced headcount, minimized non-critical expenditures, cut salaries, and forgone wage increases and discretionary benefit program contributions. Our intention is to manage cash outflow and maintain sufficient operating cash on hand to meet short-term requirements.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at June 30, 2009.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Contractual Obligations
Long-term debt (1)	$247,142	$12,597	$57,747	$176,798	$—
Capital leases	38	23	15	—	—
Operating leases (2)	261,612	5,680	9,874	8,147	237,911
Purchase obligations (3)	21,906	21,576	330	—	—
Other long-term liabilities (4)	44,367	4,687	6,261	4,951	28,468
Total	$575,065	$44,563	$74,227	$189,896	$266,379

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable June 30, 2009 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $247.6 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty eight years remaining. The rest is attributable to the leasing of other facilities and equipment.

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

In April 2009, the FASB adopted Staff Position (“FSP”) SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. We adopted this FSP on April 1, 2009 and have reported the additional required disclosures in Note 7.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). The provisions of FAS 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 effective June 30, 2009 and evaluated any subsequent events through the date of this filing. We concluded there were no material subsequent events requiring disclosure.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This Statement amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also requires additional disclosures for any enterprise that holds an interest in a variable interest entity. The provisions of SFAS 167 are effective January 1, 2010. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.

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

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2009, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

During the quarter covered by this report, there were no significant changes in our internal controls that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 29, 2009, the Board of Directors was re-elected in its entirety. The votes cast for each nominee were as follows:

	For	Withheld

Kyle Kirkland	51,694,926	2,996,013
Dana D. Messina	52,582,733	2,108,206
Thomas Kurrer	52,260,110	2,430,829
John M. Stoner, Jr.	52,260,286	2,430,653
A. Clinton Allen	53,775,367	915,572
Rudolph K. Kluiber	54,366,697	324,242
Peter McMillan	54,140,231	550,708
David Lockwood	54,550,400	140,539

The proposal to ratify UHY LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved with 54,133,459 votes cast for, 31,384 against, and 526,096 abstentions.

ITEM 6	EXHIBITS

(i)    Exhibits

10.1 Second Amendment and Waiver to the Third Amended and Restated Credit Agreement, dated as of May 9, 2008, to the Existing Credit Agreement, by and among Conn-Selmer, Inc. and Steinway, Inc., those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC, as Administrative Agent

10.2 Third Amendment and Waiver to the Third Amended and Restated Credit Agreement, dated as of July 10, 2009, to the Existing Credit Agreement, by and among Conn-Selmer, Inc. and Steinway, Inc., those signatories identified as guarantors, the lenders, and GMAC Commercial Finance LLC, as Administrative Agent

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: August 7, 2009