Form 10-Q
period 2009-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2009-11-09
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:     (781) 894-9770

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of shares of Common Stock issued and outstanding as of November 6, 2009:

Class A	477,952
Ordinary	9,817,816
Total	10,295,768

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I	FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$82,634	$100,488	$224,738	$293,195
Cost of sales	59,229	70,559	163,826	206,829

Gross profit	23,405	29,929	60,912	86,366

Operating expenses:
Sales and marketing	9,638	11,682	30,118	37,023
General and administrative	7,491	9,037	22,860	26,971
Other operating expense	145	68	347	537
Facility rationalization and impairment charges	976	8,555	976	9,617
Total operating expenses	18,250	29,342	54,301	74,148

Income from operations	5,155	587	6,611	12,218

Other income, net	(223)	(405)	(1,034)	(388)
Net gain on extinguishment of debt	—	—	(3,434)	(636)
Interest income	(320)	(602)	(1,302)	(2,343)
Interest expense	2,954	2,980	8,974	9,154
Total non-operating expenses	2,411	1,973	3,204	5,787

Income (loss) before income taxes	2,744	(1,386)	3,407	6,431

Income tax provision (benefit)	2,107	(1,126)	2,385	1,671

Net income (loss)	$637	$(260)	$1,022	$4,760

Earnings (loss) per share
Basic	$0.07	$(0.03)	$0.12	$0.56
Diluted	$0.07	$(0.03)	$0.12	$0.55

Weighted average shares:
Basic	8,581,343	8,538,264	8,549,287	8,565,928
Diluted	8,583,320	8,538,264	8,551,885	8,652,571

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash	$50,254	$44,380
Accounts, notes and other receivables, net of allowances of $16,192 and $15,895 in 2009 and 2008, respectively	59,448	60,581
Inventories, net	167,997	166,508
Prepaid expenses and other current assets	12,732	14,156
Deferred tax assets	11,707	11,642
Total current assets	302,138	297,267

Property, plant and equipment, net of accumulated depreciation of $105,421 and $99,140 in 2009 and 2008, respectively	88,932	88,708
Trademarks	15,386	16,148
Goodwill	24,389	23,708
Other intangibles, net	4,493	5,568
Other assets	11,610	12,380
Long-term deferred tax assets	9,265	9,539

Total assets	$456,213	$453,318

Liabilities and stockholders’ equity
Current liabilities:
Debt	$561	$3,325
Accounts payable	13,295	16,947
Other current liabilities	33,297	42,282
Total current liabilities	47,153	62,554

Long-term debt	192,565	183,425
Deferred tax liabilities	7,647	6,263
Pension and other postretirement benefit liabilities	37,291	37,543
Other non-current liabilities	6,076	6,452
Total liabilities	290,732	296,237

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	97,675	96,180
Retained earnings	122,101	121,079
Accumulated other comprehensive loss	(7,034)	(12,917)
Treasury stock, at cost	(47,272)	(47,272)
Total stockholders’ equity	165,481	157,081

Total liabilities and stockholders’ equity	$456,213	$453,318

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,022	$4,760
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,845	8,217
Amortization of bond discount	114	122
Net gain on extinguishment of debt	(3,434)	(636)
Facility rationalization charges	—	1,062
Intangible asset impairment	976	8,555
Stock-based compensation expense	890	811
Excess tax benefits from stock-based awards	—	(4)
Tax benefit from stock option exercises	—	5
Deferred tax expense (benefit)	169	(3,920)
Other	1,007	742
Changes in operating assets and liabilities:
Accounts, notes and other receivables	674	(3,494)
Inventories	(1,244)	(12,544)
Prepaid expenses and other assets	2,026	(1,582)
Accounts payable	(3,724)	5,185
Other liabilities	(7,790)	(9,681)
Cash flows from operating activities	(1,469)	(2,402)

Cash flows from investing activities:
Capital expenditures	(2,996)	(3,834)
Proceeds from disposals of property, plant and equipment	24	817
Acquisition of businesses, net of cash acquired	(820)	(3,181)
Cash flows from investing activities	(3,792)	(6,198)

Cash flows from financing activities:
Borrowings under lines of credit	231,793	5,923
Repayments under lines of credit	(214,552)	(5,395)
Repayments of long-term debt, net of discount	(7,280)	(4,981)
Proceeds from issuance of common stock	605	817
Purchase of treasury stock	—	(1,981)
Excess tax benefits from stock-based awards	—	4
Cash flows from financing activities	10,566	(5,613)

Effect of foreign exchange rate changes on cash	569	(803)

Change in cash	5,874	(15,016)
Cash, beginning of period	44,380	37,304
Cash, end of period	$50,254	$22,288

Supplemental Cash Flow Information
Interest paid	$13,482	$12,398
Income taxes paid	$4,139	$11,942

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2009	$11	$96,180	$121,079	$(12,917)	$(47,272)	$157,081
Comprehensive income:
Net income			1,022			1,022
Changes in pension and other postretirement benefits, net				2,193		2,193
Foreign currency translation adjustments				3,690		3,690
Total comprehensive income						6,905
Stock-based compensation		890				890
Issuance of 62,509 shares of common stock		605				605
Balance, September 30, 2009	$11	$97,675	$122,101	$(7,034)	$(47,272)	$165,481

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)                                 Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2008, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves related to uncertain tax positions are based on a determination of whether and how much of a tax benefit taken in our tax filings or positions is more likely than not to be realized, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. We believe appropriate provisions for outstanding issues have been made.

Income tax-related interest and penalties is reported as a component of income tax expense. We file income tax returns at the U.S. federal, state, and local levels, as well as in several foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2005.

The liability for uncertain tax positions decreased $0.9 million in the first nine months of 2009 as a result of settlements with state and local taxing authorities. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Stock-based Compensation - We record compensation cost on a straight-line basis over the award’s requisite service period for all share-based awards granted. We estimate the fair value of our stock option awards (less estimated forfeitures) and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model.

Earnings (loss) per Common Share - We compute earnings (loss) per share using the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share reflects the dilutive impact of shares subscribed under the Employee Stock Purchase Plan (“Purchase Plan”) and effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average shares:
For basic earnings per share	8,581,343	8,538,264	8,549,287	8,565,928
Dilutive effect of stock-based compensation plans	1,977	—	2,598	86,643
For diluted earnings per share	8,583,320	8,538,264	8,551,885	8,652,571

We did not include any of the 1,141,016 outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 because generally their exercise prices were more than the average market price of our common shares and, therefore, antidilutive. We did not include any of the 807,876 outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three months ended September 30, 2008, because they were antidilutive. For the nine months ended September 30, 2008, 195,300 shares were antidilutive and excluded from the calculation.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss

Balance January 1, 2009	$5,050	$(29,985)	$12,018	$(12,917)
Activity	3,690	3,656	(1,463)	5,883
Balance September 30, 2009	$8,740	$(26,329)	$10,555	$(7,034)

	Foreign Currency Translation Adjustments	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)

Balance January 1, 2008	$9,041	$(11,616)	$4,348	$1,773
Activity	(2,584)	—	—	(2,584)
Balance September 30, 2008	$6,457	$(11,616)	$4,348	$(811)

Recent Accounting Pronouncements — In September 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles — Overall.”  FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued a new accounting standard, ASC 810, which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. We will be required to comply with this new standard on January 1, 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard, Accounting Standards Update (“ASU”) 2009-05, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We will be required to comply with this standard in the fourth quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

(3)         Inventories

	September 30, 2009	December 31, 2008
Raw materials	$17,931	$17,930
Work-in-process	46,170	51,057
Finished goods	103,896	97,521
	$167,997	$166,508

(4)                                 Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We performed our annual goodwill and intangible asset impairment test as of July 31, 2009. Based on our analysis, it was determined that a portion of the trademarks associated with the online music business of the piano division was impaired. Our fall budgeting and planning process provides multi-year cash flows which we use to conduct our annual impairment testing of intangible assets. This testing indicated a decline in estimated forecasted discounted cash flows expected by the online music business largely as a result of the economic downturn. Accordingly, we wrote down the trademarks by $1.0 million during the period. Our analysis of the other piano and band division trademarks did not indicate an impairment; therefore, no charge was taken against those assets or any other intangible assets attributable to those divisions. No other events or circumstances occurred subsequent to our annual impairment test which would have indicated that these assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2009	$23,708	$—	$23,708
Foreign currency translation impact	681	—	681
Balance, September 30, 2009	$24,389	$—	$24,389

Trademarks:
Balance, January 1, 2009	$10,324	$5,824	$16,148
Impairment charge	(976)	—	(976)
Foreign currency translation impact	214	—	214
Balance, September 30, 2009	$9,562	$5,824	$15,386

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	September 30, 2009	December 31, 2008
Gross deferred financing costs:	$5,336	$5,640
Accumulated amortization	(2,979)	(2,636)
Deferred financing costs, net	$2,357	$3,004

Gross non-compete agreements:	$250	$750
Accumulated amortization	(69)	(469)
Non-compete agreements, net	$181	$281

Gross customer relationships:	$508	$425
Accumulated amortization	(138)	(53)
Customer relationships, net	$370	$372

Gross website and developed technology:	$2,176	$2,176
Accumulated amortization	(591)	(265)
Website and developed technology, net	$1,585	$1,911

Total gross other intangibles:	$8,270	$8,991
Accumulated amortization	(3,777)	(3,423)
Other intangibles, net	$4,493	$5,568

Deferred financing costs were impacted by our purchase of $10.9 million of our Senior Notes in March 2009. This repurchase is described more fully in Note 6. Customer relationships was impacted by the purchase price allocation of less than $0.1 million relating to our acquisition of a retail store in Dusseldorf, Germany in February 2009. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. Total amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Amortization expense	$328	$336	$995	$795

The following table shows the total estimated amortization expense for the remainder of 2009 and beyond:

Remainder of 2009	$310
2010	1,219
2011	1,150
2012	1,036
2013	684
2014	94
Total	$4,493

(5)                                 Other Current Liabilities

	September 30, 2009	December 31, 2008
Accrued payroll and related benefits	$11,494	$14,100
Current portion of pension and other postretirement benefit liabilities	1,416	1,357
Accrued warranty expense	1,446	1,451
Accrued interest	918	4,022
Deferred income	5,908	7,531
Environmental liabilities	2,382	2,577
Income and other taxes payable	1,220	2,557
Other accrued expenses	8,513	8,687
Total	$33,297	$42,282

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims.

The accrued warranty expense activity for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008 is as follows:

	September 30, 2009	September 30, 2008	December 31, 2008
Beginning balance	$1,451	$1,541	$1,541
Additions	570	788	1,044
Claims and reversals	(610)	(742)	(1,075)
Foreign currency translation impact	35	(32)	(59)
Ending balance	$1,446	$1,555	$1,451

(6)                                 Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2009	December 31, 2008
7.00% Senior Notes	$158,326	$169,250
Unamortized bond discount	(661)	(825)
Domestic line of credit	34,900	15,000
Overseas lines of credit	561	3,325
Total	193,126	186,750
Less: current portion	561	3,325
Long-term debt	$192,565	$183,425

Scheduled payments of debt are as follows:

September 30, 2009
Remainder of 2009	$561
2010	—
2011	34,900
2012	—
2013	—
Thereafter	158,326
Total	$193,787

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 and the fair value hierarchy of the valuation techniques we utilized.

	September 30, 2009	December 31, 2008
Financial assets:
Trading securities(1) - Level 1	$1,537	$1,242
Foreign currency contracts(2) - Level 2	135	584
	$1,672	$1,826

Financial liabilities:
Foreign currency contracts(2) - Level 2	$189	$55

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost net carrying value and estimated fair value are as follows:

	September 30, 2009		December 31, 2008
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$193,787	$170,038	$187,575	$135,954

The carrying values of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

(8)                                 Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. As of September 30, 2009 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 85% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Our 1996 Stock Plan has expired but still has vested and unvested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 98,974 shares of treasury stock to cover options exercised, with 372,376 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was less than $0.1 million for the three and nine months ended September 30, 2008. There were no stock option exercises during the three and nine months ended September 30, 2009.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Compensation cost included in basic and diluted income per share	$0.03	$0.03	$0.09	$0.08
Stock-based compensation expense	328	300	890	811
Income tax benefit	51	46	136	131

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

Key assumptions used to apply this pricing model to the 2006 Stock Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk free interest rate	3.1%	3.1%	3.1%	3.4%
Weighted average expected life (in years)	7.4	6.7	7.4	7.2
Expected volatility of underlying stock	32.6%	26.0%	32.6%	25.9%
Expected dividends	n/a	n/a	n/a	n/a
Weighted average fair value	$4.70	$9.92	$4.70	$9.94

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2009	807,216	$24.92
Granted	355,000	11.20
Exercised	—	—
Forfeited	(21,200)	23.50
Outstanding at September 30, 2009	1,141,016	$20.68	7.2	$244,950

Exercisable at September 30, 2009	470,596	$22.66	4.4	$—

There were no options exercised during the three and nine months ended September 30, 2009. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2008 was less than $0.1 million.

As of September 30, 2009, there was $4.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 4.2 years.

Cash received from option exercises under the Stock Plans for the period ended September 30, 2008 was $0.1 million. Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards under a fair value basis (excess tax benefits) are required to be classified as a cash flow from financing activities. Accordingly, for the period ended September 30, 2008, less than $0.1 million of excess tax benefits has been classified as an outflow from operating activities and an inflow from financing activities in the statement of cash flows. For the period ended September 30, 2008, less than $0.1 million of tax benefit from stock option exercises is presented as a cash inflow from operating activities.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.9%	3.8%	2.0%	4.3%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	25.8%	25.6%	25.7%	25.7%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$5.97	$7.88	$6.12	$8.27

	Number of Options	Weighted- Average Exercise Price		Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2009	11,828	$23.36
Shares subscribed	61,512	9.68
Exercised	(62,509)	9.68
Canceled	(1,763)	9.68
Outstanding at September 30, 2009	9,068	$9.65	(1)	0.8	$20,312

(1) Reflects the price set on August 3, 2009, the first business day of the new Purchase Plan year.

Cash received from shares issued under the Purchase Plan was $0.6 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

(9)                                 Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

West 57th Street building income	$(1,552)	$(1,163)	$(4,610)	$(3,490)
West 57th Street building expense	1,214	823	3,400	2,464
Foreign exchange loss (gain), net	541	(178)	890	180
Miscellaneous	(426)	113	(714)	458
Other income, net	$(223)	$(405)	$(1,034)	$(388)

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

We are continuing an existing environmental remediation plan at a facility we acquired in 2000 and subsequently sold. We estimate our costs, which approximate $0.7 million, over a 12-year period. We have accrued approximately $0.5 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
Remainder of 2009	$21
2010	61
2011	61
2012	61
2013	61
Thereafter	423
Total	$688

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $1.8 million. Pursuant to the purchase and sale agreement, we sought indemnification from Grenadilla for anticipated costs above the original estimate.We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of September 30, 2009. We have reached an agreement with Grenadilla whereby environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek further indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

(11)                          Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost (benefit) for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$83	$104	$144	$204
Interest cost	852	853	438	486
Expected return on plan assets	(921)	(1,284)	(67)	(96)
Amortization of prior service cost	36	51	—	—
Amortization of net loss	575	12	2	23
Curtailment loss	241	—	—	—
Net periodic pension cost (benefit)	$866	$(264)	$517	$617

	Domestic Plan		Foreign Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$276	$311	$418	$616
Interest cost	2,574	2,558	1,276	1,465
Expected return on plan assets	(2,667)	(3,851)	(207)	(298)
Amortization of prior service cost	139	153	—	—
Amortization of net loss	1,830	36	6	71
Curtailment loss	241	—	—	—
Net periodic pension cost (benefit)	$2,393	$(793)	$1,493	$1,854

On July 30, 2009, our collective bargaining agreement with the striking workers of the Elkhart, Indiana brass instrument manufacturing facility was terminated as the result of the union’s decertification. The termination of the agreement triggered a remeasurement of the benefit obligation and assets of the domestic plan. The benefit obligation and net periodic pension cost were measured using a discount rate of 6.2%, and plan assets were measured using an expected rate of return of 9.0%.  As a result, our long term pension liability decreased by $3.3 million and our accumulated other comprehensive income increased by $2.0 million, net of tax. We also recognized a curtailment loss of $0.2 million which represents the remaining unrecognized prior service cost for this group.

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$1	$—	$4	$4
Interest cost	13	(1)	49	51
Amortization of prior service costs	(23)	(13)	(49)	(39)
Recognized gain	—	(16)	—	—
Net periodic postretirement benefit cost	$(9)	$(30)	$4	$16

On July 30, 2009, we recognized a plan amendment relating to the termination of our collective bargaining agreement and the elimination of medical and life insurance benefits for former employees of the Elkhart, Indiana brass instrument manufacturing facility. The termination of the agreement triggered a remeasurement of the benefit obligation and postretirement benefit cost, which were measured using a discount rate of 6.1%. As a result, our long term postretirement benefit obligation decreased by $0.4 million and our accumulated other comprehensive income increased by $0.2 million, net of tax. We will recognize the reduction in our postretirement benefit obligation over a period of approximately seven years as a reduction of prior service costs.

We contributed $0.1 million to our domestic pension plan in 2009. Based on federal laws and regulations, we are not required to make additional contributions this year, and currently do not intend to do so. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of September 30, 2009, we have made contributions of $0.5 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2009 benefit payments under these plans are $1.2 million, of which $0.9 million was paid through September 2009.

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

The following tables present information about our operating segments for the three and nine months ended September 30, 2009 and 2008:

Three months ended 2009

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$21,123	$12,535	$11,275	$44,933	$36,173	$1,528	$37,701	$—	$82,634
Income (loss) from operations	(1,314)	1,639	1,675	2,000	3,858	210	4,068	(913)	5,155

Three months ended 2008

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$28,988	$17,236	$9,482	$55,706	$42,841	$1,941	$44,782	$—	$100,488
Income (loss) from operations	1,242	4,954	482	6,678	(5,225)	203	(5,022)	(1,069)	587

Nine months ended 2009

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$57,739	$36,363	$30,510	$124,612	$96,483	$3,643	$100,126	$—	$224,738
Income (loss) from operations	(3,956)	5,380	2,896	4,320	4,797	406	5,203	(2,912)	6,611

Nine months ended 2008

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$81,515	$52,292	$34,088	$167,895	$119,484	$5,816	$125,300	$—	$293,195
Income (loss) from operations	3,093	13,871	2,693	19,657	(3,551)	(1,312)	(4,863)	(2,576)	12,218

(13) Subsequent Events

On November 5, 2009, we entered into a private placement transaction agreement with Samick Musical Instruments Co., Ltd. (“Samick”) which gave Samick the right to immediately purchase 1,700,000 shares of our ordinary common stock at a price of $16.00 per share. Samick also has the right to purchase an additional 1,700,000 shares, also at a price of $16.00 per share, by March 31, 2010.

Samick purchased 1,700,000 shares on November 5, 2009, which resulted in a cash payment to us of $27.2 million. We intend to use these funds to pay down debt and for general corporate purposes.

No other event has occurred up to the date of this report which would require disclosure as a subsequent event.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30,				Change
	2009		2008		$	%

Net sales
Band	$37,701		$44,782		(7,081)	(15.8)
Piano	44,933		55,706		(10,773)	(19.3)
Total sales	82,634		100,488		(17,854)	(17.8)

Cost of sales
Band	28,284		34,405		(6,121)	(17.8)
Piano	30,945		36,154		(5,209)	(14.4)
Total cost of sales	59,229		70,559		(11,330)	(16.1)

Gross profit
Band	9,417	25.0%	10,377	23.2%	(960)	(9.3)
Piano	13,988	31.1%	19,552	35.1%	(5,564)	(28.5)
Total gross profit	23,405		29,929		(6,524)	(21.8)
	28.3%		29.8%

Operating expenses	17,274		20,787		(3,513)	(16.9)
Facility rationalization and impairment charges	976		8,555		(7,579)	(88.6)
Income from operations	5,155		587		4,568	778.2

Other income, net	(223)		(405)		182	(44.9)
Net interest expense	2,634		2,378		256	10.8
Non-operating expenses	2,411		1,973		438	22.2

Income (loss) before income taxes	2,744		(1,386)		4,130	(298.0)

Income tax provision (benefit)	2,107	76.8%	(1,126)	81.2%	3,233	(287.1)

Net income (loss)	$637		$(260)		897	(345.0)

Overview - Piano division revenue was adversely affected by the current economic crisis as well as our dealers’ access to available financing. Piano margins continued to be negatively impacted by lower production volume at both of our manufacturing facilities. Band division sales decreased as a result of reduced consumer demand, similar credit restrictions, and dealers’ tendency to only order products that can be resold quickly. However, band margins improved due to lower cash discounts and sales program costs.

Piano division results include the operations of our online music division, which recorded an impairment charge of $1.0 million on its trademark assets during the period.

Net Sales - Net sales deteriorated 18% in the current period. Many of our piano dealers continue to experience difficulty obtaining financing and, consequently, are utilizing cash to pay down existing credit lines rather than replenishing inventories. Band dealers are prolonging the usefulness of existing inventory by refurbishing and reutilizing rental pool instruments instead of purchasing new ones, which enables them to generate and preserve cash. As a result, orders and shipments decreased at both the piano and band divisions.

Domestically, piano division revenues dropped $7.9 million. Domestic Steinway grand unit shipments decreased 39% while overall unit shipments decreased 30%, as our mid-priced piano lines fared better during the period. While domestic wholesale sales deteriorated, retail sales increased $0.5 million, supported by an improvement in institutional sales. Although sales by our Asian divisions increased $1.9 million, overseas piano division revenues decreased $2.9 million for the period. Overseas Steinway grand unit shipments decreased 10%, while mid-priced piano line shipments decreased only 3%, due to improved availability of certain Essex models.

Band division revenues decreased $7.1 million as a result of the 27% reduction in unit shipments. Sales of intermediate and professional level instruments deteriorated less than student instruments. Although we had sufficient inventory to supply our dealers for the back to school season, dealers did not order instruments at the levels anticipated going into the fall season. Also, orders to restock after the selling season were weaker than in prior periods.

Gross Profit - Gross profit declined due to lower sales, coupled with lower gross margins at the piano division. Domestically, piano margins dropped from 27.6% to 26.2% due to reduced production, which was implemented in an effort to control inventory levels. Overseas margins dropped from 43.2% to 35.5% largely due to the reduction in production at our factory in Germany. Severance costs of $0.5 million, which were incurred due to layoffs, were also a factor in the overseas piano margin decrease.

The band division’s gross margin improved from 23.2% to 25.0% during the period. Although pension costs increased $1.0 million, these were more than offset by reduced cash discounts and sales program costs, which were $1.5 million higher in the year-ago period. Production was lower, resulting in unabsorbed overhead, but overall factory variances were comparable to the prior period.

Operating Expenses - Operating expenses decreased $3.5 million due to several factors. Sales and marketing expenses decreased $2.0 million due to lower salaries, commissions, and bonuses, as well as decreased spending for trade shows and advertising. General and administrative costs were lowered $1.5 million through reductions in headcount, wages, benefits, and outside services.

Facility Rationalization and Impairment Charges — Facility rationalization and impairment charges decreased $7.6 million. We wrote off $8.6 million of band division goodwill in the year-ago period, whereas in the current period, impairment charges were limited to the $1.0 million write down of piano division trademarks associated with our online music business.

Non-operating Expenses - Non-operating expenses were $0.4 million higher than in the prior period. Higher net interest expense, which resulted from lower interest income on band division financed receivables, as well as a shift from foreign exchange gains to foreign exchange losses, resulted in the increase.

Income Taxes - We recorded an income tax expense of $2.1 million, reflecting our anticipated rate of 48% associated with current year income, as well $0.6 million associated with uncertain tax positions. The combination of these items resulted in an effective tax rate of 77% for the period. The rate of 81% in the year-

ago period reflected 39% associated with 2008 year to date loss and a $0.7 million benefit relating to uncertain tax positions.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine Months Ended September 30,				Change
	2009		2008		$	%

Net sales
Band	$100,126		$125,300		(25,174)	(20.1)
Piano	124,612		167,895		(43,283)	(25.8)
Total sales	224,738		293,195		(68,457)	(23.3)

Cost of sales
Band	77,635		97,445		(19,810)	(20.3)
Piano	86,191		109,384		(23,193)	(21.2)
Total cost of sales	163,826		206,829		(43,003)	(20.8)

Gross profit
Band	22,491	22.5%	27,855	22.2%	(5,364)	(19.3)
Piano	38,421	30.8%	58,511	34.8%	(20,090)	(34.3)
Total gross profit	60,912		86,366		(25,454)	(29.5)
	27.1%		29.5%

Operating expenses	53,325		64,531		(11,206)	(17.4)
Facility rationalization and impairment charges	976		9,617		(8,641)	(89.9)
Income from operations	6,611		12,218		(5,607)	(45.9)

Other income, net	(1,034)		(388)		(646)	166.5
Net gain on extinguishment of debt	(3,434)		(636)		(2,798)	439.9
Net interest expense	7,672		6,811		861	12.6
Non-operating expenses	3,204		5,787		(2,583)	(44.6)

Income before income taxes	3,407		6,431		(3,024)	(47.0)

Income tax provision	2,385	70.0%	1,671	26.0%	714	42.7

Net income	$1,022		$4,760		(3,738)	(78.5)

Overview - The same economic conditions discussed above, which we expect to continue at least through the end of 2009, negatively impacted both the piano and band divisions’ revenue through the end of the period. Although the band margin improved slightly overall, lower production volumes at our piano and band instrument manufacturing facilities adversely impacted margins. Management has reduced headcount, lowered salaries, suspended or reduced benefits, and taken other cost saving measures throughout the Company to help offset these factors.

Piano division results include the operations of our online music business, which recognized an impairment charge of $1.0 million on its trademark assets during the period.

Net Sales - Net sales deteriorated 23% in the current period. Although online music sales were $3.2 million higher than the year-ago period, domestic piano division revenues dropped $23.8 million. Domestic Steinway grand unit shipments decreased 43% and overall unit shipments decreased 31%. Overseas, piano division revenues decreased $19.5 million, which includes a $5.1 million reduction attributable to foreign currency translation. Overseas Steinway grand unit shipments decreased 27%, while mid-priced piano line shipments decreased 16%. Overall, our mid-priced piano line shipments have been less affected by the economic downturn.

Band division revenues were $25.2 million lower due primarily to the 28% decrease in unit shipments. Sales of intermediate and professional level instruments deteriorated less than student instruments. Dealers are ordering only those instruments for which there is an immediate need.

Gross Profit - Gross profit declined $25.5 million due to lower sales at both divisions and lower gross margins at the piano division. Domestically, piano margins dropped from 29.1% to 25.6% as the factory has produced 40% fewer new Steinway grand pianos than in the year-ago period in order to manage inventory levels. This resulted in higher unabsorbed overhead and product costs, which adversely impacted the margin. Overseas margins dropped from 40.3% to 35.3% as our factory in Germany also reduced production of Steinway grands by 40% compared to 2008.

The band division’s gross margin increased slightly, from 22.2% to 22.5% during the period. Pension costs increased $2.6 million due primarily to pension asset portfolio deterioration. This was more than offset by reduced cash discounts and sales program costs, which were $3.3 million higher in the year-ago period. The absence of severance costs associated with our facility rationalization project, which were $0.9 million in the year-ago period, and the shift in mix to certain higher margin instruments helped mitigate the unabsorbed overhead resulting from lower production.

Operating Expenses - Operating expenses decreased $11.2 million, or 17%, during the period. Sales and marketing expenses decreased $6.9 million due to lower salaries, commissions, and bonuses, as well as decreased spending for trade shows and advertising. Due to reductions in headcount, wages, benefits, and outside services, general and administrative costs were $4.1 million less than in 2008.

Facility Rationalization and Impairment Charges – Facility rationalization and impairment charges decreased $8.6 million. In 2008, we wrote off $8.6 million of band division goodwill and we incurred $1.1million in fixed asset impairment charges associated with the sales and closures of band division facilities. In the current period, impairment charges were limited to the $1.0 million write down of piano division trademarks associated with our online music business.

Non-operating Expenses - Non-operating expenses improved $2.6 million due to the extinguishment of $10.9 million of our Senior Notes, which resulted in a $3.4 million net gain, as compared to the $0.6 million gain in 2008. Net interest expense was $0.9 million higher due to lower interest income on band division financed receivables. Foreign exchange losses were $0.7 million more than the year ago period. However, these expenses were partially offset by the shift from losses to gains on our SERP assets and increased net income from our Steinway Hall property.

Income Taxes - Our effective tax rate of 70% is comprised of approximately 48% associated with current year income, and 22% relating primarily to activity associated with our uncertain tax positions. Our effective tax rate can be materially impacted by shifts in sources of income, as well as the estimated tax obligation in relative proportion to the pretax income. In addition, the effective tax rate becomes more volatile at lower levels of pretax income as relatively stable permanent differences between book and tax income become a proportionately larger factor. Accordingly, this rate could shift significantly during the remainder of 2009. In

2008, our tax rate was comprised of 39% associated with 2008 income, and a benefit of 13% relating to uncertain tax positions.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	2009	2008	Change
Net income:	$1,022	$4,760	$(3,738)
Changes in operating assets and liabilities	(10,058)	(22,116)	12,058
Other adjustments to reconcile net income to cash from operating activities	7,567	14,954	(7,387)
Cash flows from operating activities	(1,469)	(2,402)	933

Cash flows from investing activities	(3,792)	(6,198)	2,406

Cash flows from financing activities	10,566	(5,613)	16,179

Cash flows from operating activities improved $0.9 million over the year-ago period. Lower sales and increased credit restrictions resulted in a $4.2 million shift from use of cash to source of cash provided by accounts receivable. Cash used for liabilities increased $7.0 million, reflecting payments to vendors, as well as lower payable balances resulting from reduced spending and fewer purchases due to our lower sales volume. Cash used for inventory was $11.3 million lower due to reduced production and purchasing.

Cash flows used for investing activities decreased $2.4 million. In the prior period, we recorded a $3.2 million investment in subsidiary related to the purchase of Arkiv, and only $0.8 million in the current year related to the purchase of our retail store in Dusseldorf, Germany. Capital expenditures were $3.0 million, $0.8 million lower than the year-ago period. We expect capital expenditures for the full year to be in the range of $3.0 to $4.5 million for normal capital projects, including improvements and renovations at our building in New York City.

Cash flows provided by financing activities increased $16.2 million due to increased net borrowings on our credit facilities of $16.7 million. This was partially offset by the extinguishment of $10.9 million of our Senior Notes, as compared to $5.8 million in the year-ago period.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”) with a potential borrowing capacity of $110.0 million in revolving credit loans, which expires on September 29, 2011. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and property, plant and equipment. As of September 30, 2009, there was $34.9 million outstanding on our Credit Facility, and borrowing availability, net of letters of credit, was approximately $73.9 million.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €19.3 million ($28.2 million at the September 30, 2009 exchange rate), net of borrowing restrictions of €1.8 million ($2.6 million at the September 30, 2009 exchange rate) and are payable on March 1, 2011. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.8 million ($1.2 million at the September 30, 2009 exchange rate) for use by our U.K. branch and ¥300 million ($3.3 million at the September 30, 2009 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.7 million at the September 30, 2009 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.2% for Japanese yen loans (outstanding borrowings at 1.6% at September 30, 2009). We had virtually nothing outstanding as of September 30, 2009 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥460 million ($5.1 million at the September 30, 2009 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.2% at September 30, 2009) and expires on January 31, 2010. As of September 30, 2009, we had $0.6 million outstanding on this revolving loan agreement.

At September 30, 2009, our total outstanding indebtedness amounted to $193.8 million, consisting of $158.3 million of 7.00% Senior Notes, $34.9 million on our domestic line of credit, and $0.6 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of September 30, 2009 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. We have not made any repurchases in 2009.

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

We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2009, although we may consider acquisitions that may require funding from operations or from our credit facilities. On November 5, 2009, we sold 1,700,000 shares of our ordinary common stock at a price of $16.00. We intend to use the proceeds from this transaction to pay down debt and for general corporate purposes. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit

Facility, will be adequate to meet our debt service requirements, fund regular capital requirements and satisfy our working capital and general corporate needs through the remainder of 2009.

Contractual Obligations - The following table provides a summary of our contractual obligations at September 30, 2009.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Contractual Obligations
Long-term debt (1)	$243,781	$12,168	$57,586	$174,027	$—
Capital leases	31	20	11	—	—
Operating leases (2)	261,105	5,802	10,004	8,308	236,991
Purchase obligations (3)	27,022	26,792	230	—	—
Other long-term liabilities (4)	41,590	3,915	6,116	4,965	26,594
Total	$573,529	$48,697	$73,947	$187,300	$263,585

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable September 30, 2009 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $246.9 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty eight years remaining. The rest is attributable to the leasing of other facilities and equipment.

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

Recent Accounting Pronouncements

In September 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles – Overall.”  FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued a new accounting standard, ASC 810, which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. We will be required to comply with this new standard on January 1, 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard, Accounting Standards Update (“ASU”) 2009-05, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We will be required to comply with this standard in the fourth quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

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

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: November 9, 2009