Form 10-Q
period 2010-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2010-05-10
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:    (781) 894-9770

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares of Common Stock issued and outstanding as of May 7, 2010:

Class A	477,952
Ordinary	11,541,516
Total	12,019,468

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                  FINANCIAL STATEMENTS

ITEM 1                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2010	2009
Net sales	$68,543	$69,991
Cost of sales	47,219	51,382

Gross profit	21,324	18,609

Operating expenses:
Sales and marketing	10,137	10,620
General and administrative	7,425	7,789
Other operating expense	39	251
Total operating expenses	17,601	18,660

Income (loss) from operations	3,723	(51)

Other income, net	(1,467)	(558)
Net gain on extinguishment of debt	—	(3,434)
Interest income	(457)	(562)
Interest expense	2,816	3,084
Total non-operating expenses (income)	892	(1,470)

Income before income taxes	2,831	1,419

Income tax provision	1,031	414

Net income	$1,800	$1,005

Earnings per share
Basic	$0.17	$0.12
Diluted	$0.17	$0.12

Weighted average shares:
Basic	10,433,830	8,533,259
Diluted	10,482,704	8,535,278

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$91,286	$65,873
Accounts, notes and other receivables, net of allowances of $13,581 and $13,643 in 2010 and 2009, respectively	45,735	45,073
Inventories, net	158,687	158,030
Prepaid expenses and other current assets	14,337	13,499
Deferred tax assets	11,430	11,431
Total current assets	321,475	293,906

Property, plant and equipment, net of accumulated depreciation of $106,553 and $105,744 in 2010 and 2009, respectively	87,203	89,538
Trademarks	15,025	15,284
Goodwill	23,239	24,063
Other intangibles, net	3,875	4,183
Other assets	12,491	12,663
Long-term deferred tax assets	10,472	10,153

Total assets	$473,780	$449,790

Liabilities and stockholders’ equity
Current liabilities:
Debt	$535	$537
Accounts payable	11,117	9,764
Other current liabilities	34,087	36,395
Total current liabilities	45,739	46,696

Long-term debt	157,740	157,703
Deferred tax liabilities	7,101	7,124
Pension and other postretirement benefit liabilities	34,731	35,766
Other non-current liabilities	6,146	6,005
Total liabilities	251,457	253,294

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	12
Additional paid-in capital	152,760	125,192
Retained earnings	128,109	126,415
Accumulated other comprehensive loss	(11,841)	(7,851)
Treasury stock, at cost	(46,719)	(47,272)
Total stockholders’ equity	222,323	196,496

Total liabilities and stockholders’ equity	$473,780	$449,790

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,800	$1,005
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,686	2,684
Amortization of bond discount	37	39
Net gain on extinguishment of debt	—	(3,434)
Stock-based compensation expense	366	269
Excess tax benefits from stock-based awards	64	—
Tax benefit from stock option exercises	4	—
Deferred tax benefit	(121)	(679)
Other	260	638
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(935)	6,047
Inventories	(3,287)	(7,517)
Prepaid expenses and other assets	(1,122)	77
Accounts payable	1,435	(2,868)
Other liabilities	(1,480)	(5,361)
Cash flows from operating activities	(293)	(9,100)

Cash flows from investing activities:
Capital expenditures	(519)	(1,099)
Proceeds from disposals of property, plant and equipment	5	3
Cash flows from investing activities	(514)	(1,096)

Cash flows from financing activities:
Borrowings under lines of credit	218	34,568
Repayments under lines of credit	(218)	(33,779)
Repayments of long-term debt, net of discount	—	(7,280)
Proceeds from issuance of common stock	27,647	—
Excess tax benefits from stock-based awards	(64)	—
Cash flows from financing activities	27,583	(6,491)

Effect of foreign exchange rate changes on cash	(1,363)	(940)

Change in cash	25,413	(17,627)
Cash, beginning of period	65,873	44,380
Cash, end of period	$91,286	$26,753

Supplemental Cash Flow Information
Interest paid	$6,132	$7,098
Income taxes paid	$3,838	$1,735

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2010	$12	$125,192	$126,415	$(7,851)	$(47,272)	$196,496
Comprehensive loss:
Net income			1,800			1,800
Foreign currency translation adjustments				(3,990)		(3,990)
Total comprehensive loss						(2,190)
Exercise of 23,700 options for shares of common stock	—		(106)		553	447
Tax benefit of options exercised		4				4
Stock-based compensation		366				366
Issuance of 1,700,000 shares of common stock	2	27,198				27,200
Balance, March 31, 2010	$14	$152,760	$128,109	$(11,841)	$(46,719)	$222,323

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2010

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2009, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

There were no material changes to the liability for uncertain tax positions in the first three months of 2010. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

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

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2010	2009
Weighted-average shares:
For basic earnings per share	10,433,830	8,533,259
Dilutive effect of stock-based compensation plans	48,874	2,019
For diluted earnings per share	10,482,704	8,535,278

We did not include 735,876 or any of the 799,776 outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because generally their exercise prices were more than the average market price of our common shares and, therefore, antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other post-retirement benefits. The components of accumulated other comprehensive loss are as follows:

	March 31, 2010	December 31, 2009
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$3,290	$7,280
Pension and post-retirement benefits, net	(15,131)	(15,131)
Accumulated other comprehensive loss	$(11,841)	$(7,851)

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2010	2009
Comprehensive loss:
Net income	$1,800	$1,005
Foreign currency translation adjustments	(3,990)	(3,288)
Total comprehensive loss	$(2,190)	$(2,283)

Recent Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing fair value measurements and disclosures guidance. These amendments require a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The amendments also provide guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. We were required to comply with this new standard on January 1, 2010. The adoption did not have a material impact on our consolidated financial statements.

In March 2010 the FASB issued new guidance which clarifies the scope exception for embedded credit related derivatives. We will be required to comply with this new standard on July 1, 2010. We do not expect a material impact on our financial statements from the adoption of this guidance.

(3)           Inventories

	March 31, 2010	December 31, 2009
Raw materials	$16,699	$18,413
Work-in-process	39,490	42,121
Finished goods	102,498	97,496
	$158,687	$158,030

(4)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We performed our annual goodwill and intangible asset impairment test as of July 31, 2009. Based on our analysis, it was determined that a portion of the trademarks associated with the online music business of the piano division was impaired. Accordingly, we wrote down the trademarks by $1.0 million in 2009. Our analysis of the other piano and band division trademarks did not indicate an impairment; therefore, no charge was taken against those assets or any other intangible assets attributable to those divisions. No other events or circumstances occurred subsequent to our annual impairment test which would have indicated that these assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2010	$24,063	$—	$24,063
Foreign currency translation impact	(824)	—	(824)
Balance, March 31, 2010	$23,239	$—	$23,239

Trademarks:
Balance, January 1, 2010	$9,460	$5,824	$15,284
Foreign currency translation impact	(259)	—	(259)
Balance, March 31, 2010	$9,201	$5,824	$15,025

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	March 31, 2010	December 31, 2009

Gross deferred financing costs:	$5,225	$5,333
Accumulated amortization	(3,183)	(3,135)
Deferred financing costs, net	$2,042	$2,198

Gross non-compete agreements:	$250	$250
Accumulated amortization	(94)	(81)
Non-compete agreements, net	$156	$169

Gross customer relationships:	$503	$506
Accumulated amortization	(193)	(166)
Customer relationships, net	$310	$340

Gross website and developed technology:	$2,176	$2,176
Accumulated amortization	(809)	(700)
Website and developed technology, net	$1,367	$1,476

Total gross other intangibles:	$8,154	$8,265
Accumulated amortization	(4,279)	(4,082)
Other intangibles, net	$3,875	$4,183

The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. Total amortization expense is as follows:

	Three Months Ended March 31,
	2010	2009

Amortization expense	$306	$335

The following table shows the total estimated amortization expense for the remainder of 2010 and beyond:

Remainder of 2010	$912
2011	1,150
2012	1,035
2013	684
2014	78
2015	16
Total	$3,875

(5)	Other Current Liabilities

	March 31, 2010	December 31, 2009
Accrued payroll and related benefits	$11,782	$9,326
Current portion of pension and other postretirement benefit liabilities	1,359	1,456
Accrued warranty expense	1,411	1,553
Accrued interest	908	3,675
Deferred income	8,103	7,210
Environmental liabilities	2,326	2,377
Income and other taxes payable	2,213	3,383
Other accrued expenses	5,985	7,415
Total	$34,087	$36,395

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the three months ended March 31, 2010 and 2009, and the year ended December 31, 2009 is as follows:

	March 31, 2010	March 31, 2009	December 31, 2009
Beginning balance	$1,553	$1,451	$1,451
Additions	140	246	945
Claims and reversals	(241)	(306)	(865)
Foreign currency translation impact	(41)	(17)	22
Ending balance	$1,411	$1,374	$1,553

(6)	Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2010	December 31, 2009
7.00% Senior Notes	$158,326	$158,326
Unamortized bond discount	(586)	(623)
Overseas lines of credit	535	537
Total	158,275	158,240
Less: current portion	535	537
Long-term debt	$157,740	$157,703

Scheduled payments of debt are as follows:

March 31, 2010
Remainder of 2010	$535
2011	—
2012	—
2013	—
2014	158,326
Total	158,861

(7)	Fair Values of Financial Instruments

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and the fair value hierarchy of the valuation techniques we utilized.

	March 31, 2010	December 31, 2009
Financial assets:
Trading securities(1) - Level 1	$1,742	$1,623
Foreign currency contracts(2) - Level 2	372	82
	$2,114	$1,705

Financial liabilities:
Foreign currency contracts(2) - Level 2	$—	$3

(1)

Our trading securities pertain to the Supplemental Executive Retirement Plan (“SERP”) and are held in a Rabbi Trust. We record a corresponding liability for the same amount in our financial statements, which represents our obligation to SERP participants.

(2)	Our foreign currency contracts pertain to obligations or potential obligations to purchase or sell euros, pounds, U.S. dollars, and yen under various forward contracts.

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost net carrying value and estimated fair value are as follows:

	March 31, 2010		December 31, 2009
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$158,861	$157,871	$158,863	$144,218

The carrying values of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

(8)	Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. In March 2010 Samick Musical Instruments Co., Ltd. (“Samick”) exercised its right to purchase 1,700,000 shares of our ordinary common stock at a price of $16.00 per share, which resulted in a cash payment to us of $27.2 million. As of March 31, 2010 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 80% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Our 1996 Stock Plan has expired but still has vested and unvested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 122,674 shares of treasury stock to cover options exercised, with 338,276 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was $0.1 million for the three months ended March 31, 2010. There were no stock option exercises during the three months ended March 31, 2009.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended March 31,
	2010	2009
Compensation cost included in basic and diluted income per share	$0.03	$0.03
Stock-based compensation expense	366	269
Income tax benefit	67	41

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

There were no options granted during the three months ended March 31, 2010 or 2009. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2010	1,129,276	$20.61
Granted	—	—
Exercised	(23,700)	18.84
Forfeited	(15,200)	24.52
Outstanding at March 31, 2010	1,090,376	$20.59	6.9	$2,776,624

Exercisable at March 31, 2010	457,616	$23.30	4.3	$20,074

The total intrinsic value of the options exercised during the three months ended March 31, 2010 was nominal. There were no options exercised during the three months ended March 31, 2009. As of March 31, 2010, there was $3.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.6 years. Cash received from option exercises under the Stock Plans for the period ended March 31, 2010 was $0.4 million.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	0.5%	2.2%
Weighted-average expected life of option feature (in years)	1.0	1.0
Expected volatility of underlying stock	27.9%	25.3%
Expected dividends	n/a	n/a
Weighted-average fair value of option feature	$2.79	$6.71

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (not in 000s)
Outstanding at January 1, 2010	24,382	$9.65
Shares subscribed	13,682	9.65
Exercised	—	—
Canceled	(107)	9.65
Outstanding at March 31, 2010	37,957	$9.65	0.3	$355,657

(9)	Other Income, Net

	Three Months Ended March 31,
	2010	2009

West 57th Street building income	$(2,432)	$(1,505)
West 57th Street building expense	1,772	1,215
Foreign exchange gain, net	(496)	(286)
Miscellaneous	(311)	18
Other income, net	$(1,467)	$(558)

Our building on West 57th Street in New York City is managed by an outside company. West 57th Street building income includes all rent and other income attributable to the property; and West 57th Street building expense includes the land lease, real estate taxes, depreciation, and other building costs. Since we utilize a portion of the leasable space for our own retail store, we have allocated a ratable portion of the building cost to sales and marketing expenses.

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

We are continuing an existing environmental remediation plan at a facility we acquired in 2000 and subsequently sold. We estimate our costs, which approximate $0.7 million, over an 11-year period. We have accrued approximately $0.5 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
Remainder of 2010	$49
2011	61
2012	61
2013	61
2014	61
2015	61
Thereafter	302
Total	$656

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $1.8 million. Pursuant to the purchase and sale agreement, we sought indemnification from Grenadilla for anticipated costs above the original estimate.We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of March 31, 2010. We have reached an agreement with Grenadilla whereby environmental costs are paid directly out of the escrow. Should the escrow be reduced to zero, we would seek further indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$93	$104	$171	$133
Interest cost	844	864	453	406
Expected return on plan assets	(1,050)	(875)	(95)	(67)
Amortization of prior service cost	28	51	—	—
Amortization of net loss	492	608	34	2
Net periodic pension cost	$407	$752	$563	$474

We provide postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. As a result of terminating one of our collective bargaining agreements in 2009, we have a limited number of participants receiving health care benefits under this plan. Once these participants reach age sixty-five and are eligible for Medicare, no postretirement health care benefits will be provided under this plan. We will continue to provide life insurance benefits for eligible retirees. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$1	$1
Interest cost	13	17
Amortization of prior service costs	(29)	(13)
Net periodic postretirement benefit cost (benefit)	$(15)	$5

Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2010. We made a payment of less than $0.1 million to this plan during the period and are currently evaluating what additional amount, if any, we intend to contribute to this plan in 2010. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of March 31, 2010, we have made contributions of $0.2 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2010 benefit payments under these plans are $1.2 million, of which $0.3 million was paid through March 2010.

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

The following tables present information about our operating segments for the three months ended March 31, 2010 and 2009:

Three months ended 2010

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$18,840	$9,722	$10,614	$39,176	$28,280	$1,087	$29,367	$—	$68,543
Income (loss) from operations	356	720	974	2,050	2,511	90	2,601	(928)	3,723

Three months ended 2009

	Piano Segment				Band Segment			Other	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	& Elim	Total
Net sales to external customers	$18,837	$10,752	$7,690	$37,279	$31,555	$1,157	$32,712	$—	$69,991
Income (loss) from operations	(1,637)	1,913	173	449	383	111	494	(994)	(51)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies based on the definition above.

Accounts Receivable

We establish reserves for accounts receivable and notes receivable. We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our reserve estimates. Historically, a large portion of our sales at both our piano and band divisions has been generated by our top fifteen customers. As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which characteristically has a majority of our consolidated accounts receivable balance. We consider the credit health and solvency of our customers when developing our receivable reserve estimates.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; reductions in school budgets; increased competition; work stoppages and slowdowns; ability to successfully consolidate band manufacturing; impact of dealer consolidations on orders; ability of dealers to obtain financing; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new products, ability of suppliers to meet demand; concentration of credit risk; ability to lease office space; and fluctuations in effective tax rates resulting from shifts in sources of income. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,				Change
	2010		2009		$	%

Net sales
Band	$29,367		$32,712		(3,345)	(10.2)
Piano	39,176		37,279		1,897	5.1
Total sales	68,543		69,991		(1,448)	(2.1)

Cost of sales
Band	20,912		25,867		(4,955)	(19.2)
Piano	26,307		25,515		792	3.1
Total cost of sales	47,219		51,382		(4,163)	(8.1)

Gross profit
Band	8,455	28.8%	6,845	20.9%	1,610	23.5
Piano	12,869	32.8%	11,764	31.6%	1,105	9.4
Total gross profit	21,324		18,609		2,715	14.6
	31.1%		26.6%

Operating expenses	17,601		18,660		(1,059)	(5.7)
Income (loss) from operations	3,723		(51)		3,774	(7,400.0)

Other income, net	(1,467)		(558)		(909)	162.9
Net gain on extingishment of debt	—		(3,434)		3,434	(100.0)
Net interest expense	2,359		2,522		(163)	(6.5)
Non-operating expenses (income)	892		(1,470)		2,362	(160.7)

Income before income taxes	2,831		1,419		1,412	99.5

Income tax provision	1,031	36.4%	414	29.2%	617	149.0

Net income	$1,800		$1,005		795	79.1

Overview - Piano division revenue improved primarily due to increased demand for our products in Asia. Piano margins were better due to more efficient production at our domestic manufacturing facility. Band division sales decreased as a result of continued reluctance on the part of dealers to place forward orders in the current economic environment. Nevertheless, band margins improved due to more normal production schedules and improved production efficiencies than in the year-ago period.

Net Sales - Net sales deteriorated $1.4 million in the current period due to lower band division revenues.

Despite the 6% decrease in domestic Steinway grand unit shipments, domestic piano division revenues were flat at $18.8 million. Shipments of our mid-priced piano lines decreased 20%, but a shift from lower priced upright pianos to higher priced grand pianos offset much of the revenue impact. Price increases, which were implemented at the beginning of the year, also helped stabilize revenues. Overseas revenues increased $1.9 million supported by an improvement in sales by our divisions in Asia, which mitigated the impact of an 8% decrease in Steinway grand unit shipments. Overseas mid-priced piano line shipments rose 44% due in part to improved availability of certain models.

Band division revenues decreased $3.3 million as a result of the 16% reduction in woodwind and brass instrument unit shipments. However, improved sales of percussion instruments and a shift in mix towards certain intermediate woodwinds helped lessen the revenue shortfall. While we had sufficient inventory to supply our dealers, we did not offer pricing incentives or rebates to entice dealers to order early. Accordingly, we expect orders and shipments to shift to later in the year when dealers have an immediate need for inventory.

Gross Profit — Gross profit improved significantly despite lower sales as a result of higher margins at both the piano and band divisions. Domestically, piano margins increased from 25.6% to 30.9% due to changes in production schedules, which bolstered factory efficiency. Overseas margins dropped from 37.6% to 34.6% largely due to a shift in shipments to lower margin territories.

The band division’s gross margin improved from 20.9% to 28.8% during the period. Production schedules have stabilized, resulting in improved overhead absorption and lower factory variances.

Operating Expenses - Operating expenses decreased $1.1 million. Sales and marketing expenses decreased $0.5 primarily due to lower bad debt expense. General and administrative costs were $0.4 million lower as a result of cost saving measures implemented during 2009.

Non-operating Expenses (Income) — We experienced a shift of $2.4 million from non-operating income to non-operating expenses due to the absence of $3.4 million in net gains on extinguishment of debt. Excluding that, non-operating expenses decreased $1.1 million. This improvement is largely attributable to higher rental income ($0.3 million) at our West 57th Street building, lower net interest expense ($0.2 million) due to lower borrowings, and higher foreign exchange gains ($0.2 million).

Income Taxes - We recorded an income tax expense of $1.0 million, reflecting our anticipated rate of 37% associated with current year income, offset by a nominal benefit associated with uncertain tax positions. The combination of these items resulted in an effective tax rate of 36% for the period. The rate of 29% in the year-ago period was abnormally low primarily due to no anticipated U.S. federal tax liability. The rate reflected an anticipated rate of 21% related to income for that period and 8% relating to uncertain tax positions.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2010 and 2009 are summarized as follows:

	2010	2009	Change
Net income:	$1,800	$1,005	$795
Changes in operating assets and liabilities	(5,389)	(9,622)	4,233
Other adjustments to reconcile net income to cash from operating activities	3,296	(483)	3,779
Cash flows from operating activities	(293)	(9,100)	8,807

Cash flows from investing activities	(514)	(1,096)	582

Cash flows from financing activities	27,583	(6,491)	34,074

Cash flows from operating activities improved $8.8 million over the year-ago period. A shift in order patterns of our band customers and improved sales at our piano division resulted in a $7.0 million shift from source of cash to use of cash for accounts receivable. We used $4.2 million less for inventory due to better alignment of purchasing and production with demand by our piano division. Cash used for liabilities decreased $8.2 million due largely to timing of payments as well as increased spending due to more normalized production schedules.

Cash flows used for investing activities decreased $0.6 million due to lower capital expenditures. We expect capital expenditures for the full year to be in the range of $3.0 to $4.0 million for normal capital projects, and an additional $1.0 to $2.0 million for improvements and renovations at our building in New York City.

Cash flows provided by financing activities increased $34.1 million as we generated $27.6 million through stock sales in 2010. Also, we did not use $7.3 million to extinguish debt, as in the year-ago period.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”) with a potential borrowing capacity of $110.0 million in revolving credit loans, which expires on September 29, 2011. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and property, plant and equipment. As of March 31, 2010, there was nothing outstanding on our Credit Facility, and borrowing availability was approximately $99.7 million.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.1 million ($21.8 million at the March 31, 2010 exchange rate), net of borrowing restrictions of €1.7 million ($2.3 million at the March 31, 2010 exchange rate) and are payable on March 1, 2011. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.8 million ($1.1 million at the March 31, 2010 exchange rate) for use by our U.K. branch and ¥300 million ($3.2 million at the March 31, 2010 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.4 million at the March 31, 2010 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.3% for Japanese yen loans. We had nothing outstanding as of March 31, 2010 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥500 million ($5.3 million at the March 31, 2010 exchange rate). The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at March 31, 2010) and expires on January 31, 2011. As of March 31, 2010, we had $0.5 million outstanding on this revolving loan agreement.

At March 31, 2010, our total outstanding indebtedness amounted to $158.9 million, consisting of $158.3 million of 7.00% Senior Notes and $0.5 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of March 31, 2010 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 80,300 shares and approximately $22.9 million remains authorized for repurchases under this program. We did not make any repurchases in 2009. We have not made any repurchases in 2010.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off seasonal borrowings on our domestic line of credit. However, given the current global economy, we anticipate the remainder of 2010 to be challenging. Despite this, we do not anticipate any adverse impact on our liquidity as we received $27.2 million in proceeds from a sale of stock in March 2010. We intend to manage accounts receivable and credit risk, and control inventory levels by monitoring purchases and production schedules. We have also reduced headcount, minimized non-critical expenditures, and forgone wage increases and discretionary benefit program contributions. Our intention is to manage cash outflow and maintain sufficient operating cash on hand to meet short-term requirements.

We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2010, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund regular capital requirements and satisfy our working capital and general corporate needs through the remainder of 2010.

Contractual Obligations - The following table provides a summary of our contractual obligations at March 31, 2010.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Contractual Obligations
Long-term debt (1)	$202,275	$11,624	$22,165	$168,486	$—
Capital leases	16	11	5	—	—
Operating leases (2)	260,233	5,896	10,222	8,460	235,655
Purchase obligations (3)	27,919	27,740	179	—	—
Other long-term liabilities (4)	40,991	5,614	5,349	4,632	25,396
Total	$531,434	$50,885	$37,920	$181,578	$261,051

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable March 31, 2010 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $245.5 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty seven years remaining. The rest is attributable to the leasing of other facilities and equipment.

(3)	Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and service agreements.

(4)

Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 11 in the Notes to Condensed Consolidated Financial Statements included within this filing, liabilities relating to uncertain tax positions which are expected to be settled within one year, and obligations under employee and consultant agreements. We have not included $0.3 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing fair value measurements and disclosures guidance. These amendments require a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The amendments also provide guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. We were required to comply with this new standard on January 1, 2010. The adoption did not have a material impact on our consolidated financial statements.

In March 2010 the FASB issued new guidance which clarifies the scope exception for embedded credit related derivatives. We will be required to comply with this new standard on July 1, 2010. We do not expect a material impact on our financial statements from the adoption of this guidance.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts. They are not designated as hedges for accounting purposes. These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our revolving loans bear interest at rates that fluctuate with changes in Prime, LIBOR, TIBOR, and EURIBOR. As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

The majority of our long-term debt is at a fixed interest rate. Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates. However, the fair value of our fixed interest debt would be sensitive to market rate changes. Such fair value changes may affect our decision whether to retain, replace, or retire this debt.

ITEM 4           CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2010, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

During the quarter covered by this report, there were no significant changes in our internal controls that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS

(i)	Exhibits

	10.1	Agreement between Steinway, Inc. d/b/a Steinway & Sons and LOCAL 81102, F.W. I.U.E.-C.W.A, A.F.L., C.I.O.

	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 10, 2010