Form 10-Q
period 2010-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2010-08-09
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:    (781) 894-9770

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Number of shares of Common Stock issued and outstanding as of August 4, 2010:

Class A	477,952
Ordinary	11,598,337
Total	12,076,289

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                                                       FINANCIAL STATEMENTS

ITEM 1                                                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$78,248	$72,113	$146,791	$142,104
Cost of sales	56,085	53,215	103,304	104,597

Gross profit	22,163	18,898	43,487	37,507

Operating expenses:
Sales and marketing	10,032	9,860	20,169	20,480
General and administrative	6,598	7,248	13,717	14,702
Other operating expenses	392	283	737	869
Total operating expenses	17,022	17,391	34,623	36,051

Income from operations	5,141	1,507	8,864	1,456

Other expense (income), net	658	(253)	(809)	(811)
Net gain on extinguishment of debt	(104)	—	(104)	(3,434)
Interest income	(287)	(420)	(744)	(982)
Interest expense	2,782	2,936	5,598	6,020
Total non-operating expenses	3,049	2,263	3,941	793

Income (loss) before income taxes	2,092	(756)	4,923	663

Income tax provision (benefit)	912	(136)	1,943	278

Net income (loss)	$1,180	$(620)	$2,980	$385

Earnings per share:
Basic	$0.10	$(0.07)	$0.27	$0.05
Diluted	$0.10	$(0.07)	$0.26	$0.05

Weighted average shares:
Basic	12,019,468	8,533,259	11,226,649	8,533,259
Diluted	12,098,725	8,533,259	11,291,021	8,537,619

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash	$92,063	$65,873
Accounts, notes, and other receivables, net of allowances of $13,916 and $13,643 in 2010 and 2009, respectively	46,852	45,073
Inventories	151,868	158,030
Prepaid expenses and other current assets	13,698	13,499
Deferred tax assets	12,272	11,431
Total current assets	$316,753	$293,906

Property, plant and equipment, net of accumulated depreciation of $106,416 and $105,744 in 2010 and 2009, respectively	84,933	89,538
Trademarks	14,614	15,284
Goodwill	21,929	24,063
Other intangibles, net	3,520	4,183
Other assets	12,343	12,663
Long-term deferred tax assets	11,135	10,153

Total assets	$465,227	$449,790

Liabilities and stockholders’ equity
Current liabilities:
Debt	$1,131	$537
Accounts payable	9,961	9,764
Other current liabilities	37,616	36,395
Total current liabilities	48,708	46,696

Long-term debt	151,976	157,703
Deferred tax liabilities	7,087	7,124
Pension and other postretirement benefit liabilities	33,236	35,766
Other non-current liabilities	5,505	6,005
Total liabilities	246,512	253,294

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	12
Additional paid-in capital	153,135	125,192
Retained earnings	129,289	126,415
Accumulated other comprehensive loss	(17,004)	(7,851)
Treasury stock, at cost	(46,719)	(47,272)
Total stockholders’ equity	218,715	196,496

Total liabilities and stockholders’ equity	$465,227	$449,790

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,980	$385
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	5,050	5,362
Amortization of bond discount	74	77
Net gain on extinguishment of debt	(104)	(3,434)
Stock based compensation expense	741	562
Excess tax benefits from stock-based awards	64	—
Tax benefit from stock option exercises	4	—
Deferred tax benefit	(1,207)	(679)
Other	335	703
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(2,655)	3,744
Inventories	306	(7,357)
Prepaid expenses and other assets	(552)	1,997
Accounts payable	472	(3,395)
Other liabilities	2,603	(3,946)
Cash flows from operating activities:	8,111	(5,981)

Cash flows from investing activities:
Capital expenditures	(1,150)	(2,212)
Proceeds from disposals of property, plant and equipment	7	24
Other	78	—
Acquisition of businesses, net of cash acquired	—	(820)
Cash flows from investing activities	(1,065)	(3,008)

Cash flows from financing activities:
Borrowings under lines of credit	799	126,693
Repayments under lines of credit	(264)	(109,006)
Repayments of long-term debt, net of discount	(5,633)	(7,280)
Proceeds from issuance of common stock	27,647	—
Excess tax benefits from stock-based awards	(64)	—
Cash flows from financing activities	22,485	10,407

Effect of foreign exchange rate changes on cash	(3,341)	(98)

Change in cash	26,190	1,320
Cash, beginning of period	65,873	44,380
Cash, end of period	$92,063	$45,700

Supplemental Cash Flow Information:
Interest paid	$6,144	$7,208
Income taxes paid	$5,080	$2,882

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2010	$12	$125,192	$126,415	$(7,851)	$(47,272)	$196,496
Comprehensive loss:
Net income			2,980			2,980
Foreign currency translation adjustments				(9,213)		(9,213)
Changes in pension and other postretirement benefits, net				60		60
Total comprehensive loss						(6,173)
Exercise of 23,700 options for shares of common stock	—		(106)		553	447
Tax benefit of options exercised		4				4
Stock-based compensation		741				741
Issuance of 1,700,000 shares of common stock	2	27,198				27,200
Balance, June 30, 2010	$14	$153,135	$129,289	$(17,004)	$(46,719)	$218,715

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2010

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2009, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

There were no material changes to the liability for uncertain tax positions in the first six months of 2010. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

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

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average shares:
For basic earnings (loss) per share	12,019,468	8,533,259	11,226,649	8,533,259
Dilutive effect of stock-based compensation plans	79,257	—	64,372	4,360
For diluted earnings (loss) per share	12,098,725	8,533,259	11,291,021	8,537,619

We did not include any of the 797,716 outstanding options to purchase shares of common stock in the computation of diluted (loss) earnings per share for the three and six months ended June 30, 2009 because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive. We did not include 711,580 or 735,756 outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, because they were antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other postretirement benefits. The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2010	2009
Accumulated other comprehensive loss:
Foreign currency translation adjustment	$(1,933)	$7,280
Pension and other postretirement benefits	(15,071)	(15,131)
Total accumulated other comprehensive loss	$(17,004)	$(7,851)

The components of comprehensive loss are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010		2009	2010		2009
Comprehensive loss:
Net income (loss)	$1,180		$(620)	$2,980		$385
Foreign currency translation adjustment	(5,223)		4,402	(9,213)		1,114
Pension and other postretirement benefits, net	60	(1)	—	60	(1)	—
Total comprehensive loss	$(3,983)		$3,782	$(6,173)		$1,499

(1) Represents a gross change of $83, net of $23 in related tax impact.

Recent Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing fair value measurements and disclosures guidance. These amendments require a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The amendments also provide guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. We were required to comply with this new standard as of January 1, 2010. Its adoption did not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued new guidance which clarifies the scope exception for embedded credit related derivatives. We will be required to comply with this new standard on July 1, 2010. We do not expect a material impact on our financial statements from the adoption of this guidance.

(3)           Inventories

	June 30,	December 31,
	2010	2009
Raw materials	$16,170	$18,413
Work-in-process	35,354	42,121
Finished goods	100,344	97,496
Total inventory	$151,868	$158,030

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

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2010	$24,063	$—	$24,063
Foreign currency translation impact	(2,134)	—	(2,134)
Balance, June 30, 2010	$21,929	$—	$21,929

Trademarks:
Balance, January 1, 2010	$9,460	$5,824	$15,284
Foreign currency translation impact	(670)	—	(670)
Balance, June 30, 2010	$8,790	$5,824	$14,614

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	June 30, 2010	December 31, 2009
Gross deferred financing costs	$5,088	$5,333
Accumulated amortization	(3,262)	(3,135)
Deferred financing costs, net	$1,826	$2,198

Gross non-compete agreements	$250	$250
Accumulated amortization	(106)	(81)
Non-compete agreements, net	$144	$169

Gross customer relationships	$512	$506
Accumulated amortization	(221)	(166)
Customer relationships, net	$291	$340

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(917)	(700)
Website and developed technology, net	$1,259	$1,476

Total gross other intangibles	$8,026	$8,265
Accumulated amortization	(4,506)	(4,082)
Other intangibles, net	$3,520	$4,183

Deferred financing costs were impacted by our purchase of $5.8 million of our Senior Notes in May and June, 2010. These repurchases are described more fully in Note 6. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization expense	$305	$332	$611	$667

The following table shows the total estimated amortization expense for the remainder of 2010 and beyond:

Remainder of 2010	$599
2011	1,138
2012	1,026
2013	674
2014	80
Thereafter	3
Total	$3,520

(5)           Other Current Liabilities

	June 30, 2010	December 31, 2009
Accrued payroll and related benefits	$12,443	$9,326
Current portion of pension and other postretirement benefit liabilities	1,129	1,456
Accrued warranty expense	1,432	1,553
Accrued interest	3,545	3,675
Deferred income	7,124	7,210
Environmental liabilities	2,290	2,377
Income and other taxes payable	1,992	3,383
Other accrued expenses	7,661	7,415
Total	$37,616	$36,395

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the six months ended June 30, 2010 and 2009, and the year ended December 31, 2009 is as follows:

	June 30, 2010	June 30, 2009	December 31, 2009
Beginning balance	$1,553	$1,451	$1,451
Additions	433	432	945
Claims and reversals	(460)	(494)	(865)
Foreign currency translation impact	(94)	21	22
Ending balance	$1,432	$1,410	$1,553

(6)           Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2010	December 31, 2009
Senior Notes	$152,506	$158,326
Unamortized bond discount	(530)	(623)
Overseas lines of credit	1,131	537
Total	153,107	158,240
Less: current portion	1,131	537
Long-term debt	$151,976	$157,703

Scheduled repayments of long-term debt as of June 30, 2010 are as follows:

Remainder of 2010	$1,131
2011	—
2012	—
2013	—
2014	152,506
Total	$153,637

During the second quarter of 2010, we repurchased $5.8 million of our Senior Notes at prices ranging from 95.0% to 98.0% plus interest. As a result, we recorded a net gain on extinguishment of debt of $0.1 million. A summary of the transactions is as follows:

Principal repurchased	$5,820
Less:
Cash paid	(5,633)
Write-off of deferred financing costs	(64)
Write-off of bond discount	(19)
Net gain on extinguishment of debt	$104

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and the fair value hierarchy of the valuation techniques we utilized.

	June 30, 2010	December 31, 2009
Financial assets:
Trading securities(1) - Level 1	$1,584	$1,623
Foreign currency contracts(2) - Level 2	867	82
	$2,451	$1,705

Financial liabilities:
Foreign currency contracts(2) - Level 2	$704	$3

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost, net carrying value, and estimated fair value are as follows:

	June 30, 2010		December 31, 2009
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$153,637	$146,774	$158,863	$144,218

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value.

(8)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. In March 2010 Samick Musical Instruments Co., Ltd. (“Samick”) exercised its right to purchase 1,700,000 shares of our ordinary common stock at a price of $16.00 per share, which resulted in a cash payment to us of $27.2 million. As of June 30, 2010 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 80% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Our 1996 Stock Plan has expired but still has vested and unvested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 122,674 shares of treasury stock to cover options exercised, with 338,276 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was $0.1 million for the three and six months ended June 30, 2010. There were no stock option exercises during the three and six months ended June 30, 2009.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Compensation cost included in basic and diluted income per share	$0.03	$0.03	$0.05	$0.06
Stock-based compensation expense	375	293	741	562
Income tax benefit	68	43	135	85

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

There were no options granted during the three or six months ended June 30, 2010 or 2009. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in whole $)
Outstanding, January 1, 2010	1,129,176	$20.61
Granted	—	—
Exercised	(23,700)	18.84
Forfeited	(15,320)	24.58
Outstanding, June 30, 2010	1,090,156	$20.59	6.7	$2,371,645

Exercisable, June 30, 2010	508,576	$23.67	4.5	$6,370

There were no options exercised during the three months ended June 30, 2010. The total intrinsic value of the options exercised during the six months ended June 30, 2010 was nominal. There were no options exercised during the three and six months ended June 30, 2009. As of June 30, 2010, there was $3.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.4 years. Cash received from option exercises under the Stock Plans for the period ended June 30, 2010 was $0.4 million.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	0.5%	2.2%	0.5%	2.2%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	27.9%	25.3%	27.9%	25.3%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$2.79	$6.71	$2.79	$6.71

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value (in whole $)
Outstanding, January 1, 2010	24,382	$9.65
Granted	27,307	9.65
Exercised	—	—
Forfeited	(957)	9.65
Outstanding, June 30, 2010	50,732	$9.65	0.1	$419,046

(9)                                 Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
West 57th Street building income	$(961)	$(1,553)	$(3,393)	$(3,058)
West 57th Street building expense	1,689	971	3,461	2,186
Foreign exchange (gain) loss, net	(217)	635	(713)	349
Miscellaneous, net	147	(306)	(164)	(288)
Other expense (income), net	$658	$(253)	$(809)	$(811)

Our building on West 57th Street in New York City is managed by an outside company. West 57th Street building income includes all rent and other income attributable to the property; and West 57th Street building expense includes the land lease, real estate taxes, depreciation, and other building costs. Since we utilize a portion of the leasable space for our own retail store, we have allocated a ratable portion of the building expenses to sales and marketing expenses.

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

Environmental Payments
Remainder of 2010	$44
2011	61
2012	61
2013	61
2014	61
Thereafter	362
Total	$650

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $1.8 million. Pursuant to the purchase and sale agreement, we sought indemnification from Grenadilla for anticipated costs above the original estimate.We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of June 30, 2010. We have reached an agreement with Grenadilla whereby related environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance. Should the escrow be reduced to zero, we would seek further indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

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

In May 2008 we acquired 100% of the membership interest in ArkivMusic, LLC, an online retailer of classical music. Under the purchase agreement, we are obligated to pay an amount equal to 5% of the net operating profits of Arkiv, if any, in 2010, the sum of which is not to exceed $2.5 million. The final purchase price is dependent upon a calculation derived from the 2010 net operating profits which, when finalized, is expected to result in an additional payment between $0.0 million and $2.0 million. To date we have not recorded any liability or additional purchase price associated with this acquisition. However, we may have to do so in the latter part of 2010.

(11)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$82	$89	$148	$141
Interest cost	884	858	408	432
Expected return on plan assets	(1,047)	(871)	(72)	(73)
Amortization of prior service cost (credit)	28	52	(13)	—
Amortization of net loss	486	647	46	2
Net periodic pension cost	$433	$775	$517	$502

	Domestic Plan		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$175	$193	$319	$274
Interest cost	1,728	1,722	861	838
Expected return on plan assets	(2,097)	(1,746)	(167)	(140)
Amortization of prior service cost (credit)	56	103	(13)	—
Amortization of net loss	978	1,255	80	4
Net periodic pension cost	$840	$1,527	$1,080	$976

On April 1, 2010, we amended our U.K. pension plan prospectively to both limit active participants’ annual increases in pensionable salary and reduce the rate at which participants accrue final benefits. We remeasured the plan’s benefit obligation, plan assets and net periodic pension cost as a result of the plan amendment. Assumptions utilized are as follows:

	Benefit Obligation		Net Periodic Pension Cost
	April 1,	January 1,	April 1,	January 1,	Weighted-
	2010	2010	2010	2010	Average
Discount rate	5.50%	5.80%	5.50%	5.80%	5.67%
Expected return on assets	n/a	n/a	5.30%	5.30%	5.30%
Rate of compensation increase	3.80%	4.80%	3.80%	4.80%	4.37%

The decrease in our long-term pension benefit obligation was more than offset by an increase in our actuarial loss due to the change in valuation assumptions when the plan was remeasured. The plan amendment resulted in a gross decrease in our pension benefit obligation of $0.6 million through recognition of a prior service credit, which will be amortized over a period of 12 years. On a net basis, our long term pension benefit obligation increased by less than $0.1 million and our accumulated other comprehensive loss decreased by $0.1 million, net of tax.

We provide postretirement health care and life insurance benefits to a limited number of certain eligible hourly retirees and their dependents. As a result of terminating one of our collective bargaining agreements in 2009, we have a limited number of participants receiving health care benefits under this plan. Once these participants reach age sixty-five and are eligible for Medicare, no postretirement health care benefits will be provided under this plan. We will continue to provide life insurance benefits for eligible retirees. During the quarter ended June 30, 2010, we made a settlement payment of $0.1 million associated with this plan. This payment had no material impact on the plan. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$4	$2	$5	$3
Interest cost	8	19	21	36
Amortization of prior service credit	(28)	(13)	(57)	(26)
Settlement	6	—	6	—
Net periodic postretirement benefit cost (benefit)	$(10)	$8	$(25)	$13

Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2010. We made a payment of less than $0.1 million to this plan during the period and are currently evaluating what additional amount, if any, we will contribute to this plan in 2010. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of June 30, 2010, we have made contributions of $0.4 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2010 benefit payments under these plans are $1.1 million, of which $0.6 million was paid through June 2010.

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

The following tables present information about our operating segments for the three and six months ended June 30, 2010 and 2009:

Three Months Ended 2010	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$21,366	$12,943	$10,813	$45,122	$32,144	$982	$33,126	$—	$78,248
Income (loss) from operations	223	2,365	999	3,587	2,031	67	2,098	(544)	5,141

Three Months Ended 2009	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$17,779	$13,076	$11,545	$42,400	$28,755	$958	$29,713	$—	$72,113
Income (loss) from operations	(1,005)	1,791	1,085	1,871	556	85	641	(1,005)	1,507

Six Months Ended 2010	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$40,206	$22,665	$21,427	$84,298	$60,424	$2,069	$62,493	$—	$146,791
Income (loss) from operations	579	3,085	1,973	5,637	4,542	157	4,699	(1,472)	8,864

Six Months Ended 2009	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$36,616	$23,828	$19,235	$79,679	$60,310	$2,115	$62,425	$—	$142,104
Income (loss) from operations	(2,642)	3,704	1,258	2,320	939	196	1,135	(1,999)	1,456

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (“SEC”) has issued disclosure guidance for “critical accounting policies and estimates.” The SEC defines “critical accounting policies and estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies and estimates based on the definition above.

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

Income Taxes

We record valuation allowances for certain deferred tax assets related to foreign tax credit carryforwards and state net operating loss carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be fully realized. The ultimate realization of these assets is dependent upon many factors, including the ratio of foreign source income to overall income and generation of sufficient future taxable income in the jurisdictions for which we have loss carryforwards. When establishing or adjusting valuation allowances, we consider these factors, as well as anticipated trends in foreign source income and tax planning strategies which may impact future realizability of these assets.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,				Change
	2010		2009		$	%
Net sales
Band	$33,126		$29,713		3,413	11.5
Piano	45,122		42,400		2,722	6.4
Total sales	78,248		72,113		6,135	8.5

Cost of sales
Band	25,822		23,484		2,338	10.0
Piano	30,263		29,731		532	1.8
Total cost of sales	56,085		53,215		2,870	5.4

Gross profit
Band	7,304	22.0%	6,229	21.0%	1,075	17.3
Piano	14,859	32.9%	12,669	29.9%	2,190	17.3
Total gross profit	22,163		18,898		3,265	17.3
	28.3%		26.2%

Operating expenses	17,022		17,391		(369)	(2.1)

Income from operations	5,141		1,507		3,634	241.1

Other expense (income), net	658		(253)		911	(360.1)
Net gain on extinguishment of debt	(104)		—		(104)	100.0
Net interest expense	2,495		2,516		(21)	(0.8)
Non-operating expenses	3,049		2,263		786	34.7

Income (loss) before income taxes	2,092		(756)		2,848	(376.7)

Income tax provision (benefit)	912	43.6%	(136)	18.0%	1,048	(770.6)

Net income (loss)	$1,180		$(620)		1,800	(290.3)

Overview — Piano division revenue improved due to a 20% increase in domestic piano division sales. Piano profits benefited from higher sales as well as more efficient production at both factories. Band division sales increased due to improved orders and pent up demand for many instruments. Band margins increased as a result of better production efficiencies and a shift in mix to higher margin brass instruments.

Net Sales — Due to a 12% increase in domestic Steinway grand unit shipments, domestic piano division revenues improved $3.6 million. Price increases, which were implemented at the beginning of the year, as well as a shift in mix towards retail sales, also enhanced revenues. Overseas Steinway grand unit shipments increased 2% and mid-priced piano lines shipments were 30% higher. However, overseas revenues deteriorated $0.9 million due to foreign currency translation and the shift in mix towards mid-priced upright pianos.

Band division revenues were $3.4 million higher as a result of a 13% increase in unit shipments. As expected, both orders and shipments were higher since the back-to-school selling season is approaching and dealers had immediate needs for inventory. Promotional incentives on select inventory models also contributed to the revenue improvement.

Gross Profit - Gross profit improved $3.3 million as a result of higher sales and improved margins at both the piano and band divisions. Domestically, piano margins increased from 25.0% to 28.7% and overseas margins rose from 33.4% to 36.7%. Changes in production schedules and fewer unplanned shutdown days at both factories bolstered factory efficiency. A domestic shift in mix towards retail units also helped improve the margins.

The band division’s gross margin improved from 21.0% to 22.0% during the period despite a $0.7 million increase in inventory reserve charges. These charges were more than offset by a shift towards higher margin brass instruments as well as improved factory efficiency.

Operating Expenses - Operating expenses decreased $0.4 million. Although bad debt expense decreased $0.3 million, sales and marketing expenses increased $0.2 million due to increased domestic retail sales staff and the addition of a new store. General and administrative costs were $0.7 million lower primarily as a result of lower compensation related costs and professional service fees.

Non-operating Expenses — Non-operating expenses increased $0.8 million despite a $0.9 million shift from foreign exchange losses to foreign exchange gains during the period. This deterioration is primarily attributable to the lower rental income ($1.2 million) at our West 57th Street building. We expect to incur a temporary loss on this facility until we have leased the remaining available space to new tenants. We repurchased $5.8 million of our Senior Notes during the period, which resulted in a gain of $0.1 million. Net interest expense was virtually unchanged as the decrease in interest income associated with financed receivables at the band division was offset by lower interest expense due to lower outstanding borrowings.

Income Taxes - We recorded an income tax expense of $0.9 million, reflecting our anticipated annual effective income tax rate of 39.8% associated with current year income, offset by a nominal benefit associated with uncertain tax positions. The combination of these items resulted in an effective tax rate of 43.6% for the period. The rate of 18.0% in the year-ago period was abnormally low primarily due to no anticipated U.S. federal tax liability. The rate reflected an anticipated annual effective income tax rate of 22.0% related to income for that period, as well as discrete items.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,				Change
	2010		2009		$	%
Net sales
Band	$62,493		$62,425		68	0.1
Piano	84,298		79,679		4,619	5.8
Total sales	146,791		142,104		4,687	3.3

Cost of sales
Band	46,734		49,351		(2,617)	(5.3)
Piano	56,570		55,246		1,324	2.4
Total cost of sales	103,304		104,597		(1,293)	(1.2)

Gross profit
Band	15,759	25.2%	13,074	20.9%	2,685	20.5
Piano	27,728	32.9%	24,433	30.7%	3,295	13.5
Total gross profit	43,487		37,507		5,980	15.9
	29.6%		26.4%

Operating expenses	34,623		36,051		(1,428)	(4.0)

Income from operations	8,864		1,456		7,408	508.8

Other income, net	(809)		(811)		2	(0.2)
Net gain on extinguishment of debt	(104)		(3,434)		3,330	(97.0)
Net interest expense	4,854		5,038		(184)	(3.7)
Non-operating expenses	3,941		793		3,148	397.0

Income before income taxes	4,923		663		4,260	642.5

Income tax provision	1,943	39.5%	278	41.9%	1,665	598.9

Net income	$2,980		$385		2,595	674.0

Overview - Piano division revenue improved primarily due to increased domestic demand for our products. Piano margins were better due to more efficient production at both manufacturing facilities. Band division sales were stable, as the reluctance of dealers to place orders in the first quarter was offset by improved orders and shipments in the second quarter. Band margins improved due to more normal production schedules and improved production efficiencies than in the year-ago period.

Net Sales — Domestic piano division revenues were $3.6 million (10%) higher due to a combination of a 3% increase in Steinway grand units, stronger retail sales, and a shift in mix from lower priced upright pianos to higher priced grand pianos. Price increases, which were implemented at the beginning of the year, were also a factor. Overseas revenues increased $1.0 million supported by an improvement in sales by our divisions in Asia, which mitigated the impact of a 2% decrease in Steinway grand unit shipments. Overseas mid-priced piano line shipments rose 36% due in part to improved availability of certain models, although a shift in mix from grands to uprights precluded any revenue increase.

Band division revenues were flat. Improved sales of percussion instruments helped offset the 5% decrease in woodwind and brass instruments. While we had sufficient inventory to supply our dealers, we did not offer pricing incentives or rebates to entice dealers to order early. Accordingly, orders and shipments have shifted to later in the year, picking up in the latter part of the second quarter, when dealers needed inventory.

Gross Profit — Gross profit improved even more significantly than sales primarily as result of higher margins at both the piano and band divisions. Domestically, piano margins increased from 25.3% to 29.8% due to changes in production schedules, which bolstered factory efficiency, as well as better retail sales, which generate higher margins. Overseas margins went from 35.2% to 35.8%, as a shift in shipments to lower margin territories in the first quarter was more than offset by improvements in factory efficiency in the second quarter.

The band division’s gross margin improved from 20.9% to 25.2% during the period. Production schedules have stabilized, resulting in improved overhead absorption and lower factory variances for the first half of 2010.

Operating Expenses - Operating expenses decreased $1.4 million. Sales and marketing expenses decreased $0.3 million primarily due to lower bad debt expense of $0.6 million, which was partially offset by costs associated with incremental retail sales personnel. General and administrative costs were $1.0 million lower as a result of cost saving measures implemented during 2009 and lower compensation related costs.

Non-operating Expenses — Non-operating expenses increased $3.1 million due to the reduction in net gains on extinguishment of debt of $3.3 million. The benefit of a shift from foreign exchange losses to foreign exchange gains of $1.1 million was offset by lower rental income of the same amount at our West 57th Street building.

Income Taxes - We recorded an income tax expense of $1.9 million, reflecting our anticipated annual effective income tax rate of 39.8% associated with current year income, offset by a nominal benefit associated with uncertain tax positions. The combination of these items resulted in an effective tax rate of 39.5% for the period. The rate of 41.9% in the year-ago period reflected an anticipated effective income tax rate of 22.0% related to income for that period, largely due to no anticipated U.S. federal tax liability, and 19.9% relating to uncertain tax positions and discrete items.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2010 and 2009 are summarized as follows:

	2010	2009	Change
Net income:	$2,980	$385	$2,595
Changes in operating assets and liabilities	174	(8,957)	9,131
Other adjustments to reconcile net income to cash from operating activities	4,957	2,591	2,366
Cash flows from operating activities	8,111	(5,981)	14,092

Cash flows from investing activities	(1,065)	(3,008)	1,943

Cash flows from financing activities	22,485	10,407	12,078

Cash flows from operating activities improved $14.1 million over the year-ago period. Although the sales increase caused a shift from source to use of cash for accounts receivable of $6.4 million, we also used $7.7 million less for inventory since the sales improvement helped reduce our inventory. We generated $10.4 million more from accounts payable and accrued expenses in the current period. In 2009, we had implemented cost cutting measures to conserve cash and reduce expenditures. In 2010, spending patterns have normalized. The timing of payroll and vacation payments also contributed to the improved cash flow.

Cash flows used for investing activities decreased $1.9 million. In the prior period we used $0.8 million to acquire a subsidiary. In the current period, our capital expenditures were $1.1 million lower. We expect capital expenditures for the full year to be in the range of $3.0 to $4.0 million for normal capital projects, and an additional $1.0 million for improvements and renovations at our building in New York City.

Cash flows provided by financing activities increased $12.1 million as we generated $27.6 million through stock sales in 2010.  Also, we did not use our domestic line of credit in 2010, so cash provided by borrowings was $17.2 million lower than the year-ago period.

Borrowing Activities and Availability - We have a domestic credit facility with a syndicate of domestic lenders (the “Credit Facility”) with a potential borrowing capacity of $110.0 million in revolving credit loans, which expires on September 29, 2011. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.25% to 1.75%, or as-needed borrowings at an alternate base rate, plus a range from 0.00% to 0.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and property, plant and equipment. As of June 30, 2010, there was nothing outstanding on our Credit Facility, and borrowing availability was approximately $104.6 million.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.5 million ($20.2 million at the June 30, 2010 exchange rate), net of borrowing restrictions of €2.0 million ($2.4 million at the June 30, 2010 exchange rate) which are payable in April 2012. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.7 million ($1.1 million at the June 30, 2010 exchange rate) for use by our U.K. branch and ¥300 million ($3.4 million at the June 30, 2010 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.1 million at the June 30, 2010 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.3% for Japanese yen loans. We had nothing outstanding as of June 30, 2010 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥500 million ($5.7 million at the June 30, 2010 exchange rate). The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at June 30, 2010) and expires on January 31, 2011. As of June 30, 2010, we had $1.1 million outstanding on this revolving loan agreement.

At June 30, 2010, our total outstanding indebtedness amounted to $153.6 million, consisting of $152.5 million of our 7.00% Senior Notes due March 1, 2014 and $1.1 million of notes payable to foreign banks. We repurchased $5.8 million of our Senior Notes during the quarter ended June 30, 2010. We may consider additional repurchases in the future, contingent upon our cash availability and the trading price of our Notes.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of June 30, 2010 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 80,300 shares and approximately $22.9 million remains authorized for repurchases under this program. We did not make any repurchases in 2009 and have not made any repurchases in 2010.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off seasonal borrowings on our domestic line of credit. While we anticipate the remainder of 2010 to be challenging, we do not expect any adverse impact in our liquidity as we had over $90.0 million in cash as of June 30, 2010. We intend to manage accounts receivable and credit risk, and control inventory levels by monitoring purchases and production schedules. We have also reduced headcount, minimized non-critical expenditures, and forgone wage increases and discretionary benefit program contributions. Our intention is to manage cash outflow and maintain sufficient operating cash on hand to meet short-term requirements.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at June 30, 2010.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt(1)	$192,793	$11,819	$21,351	$159,623	$—
Capital leases	14	10	4	—	—
Operating leases(2)	258,340	5,811	9,771	8,244	234,514
Purchase obligations(3)	26,374	25,421	953	—	—
Other long-term liabilities(4)	37,868	4,747	4,785	4,668	23,668
Total	$515,389	$47,808	$36,864	$172,535	$258,182

Notes to Contractual Obligations:

(1)     Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable June 30, 2010 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)     Approximately $244.8 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty seven years remaining. The rest is attributable to the leasing of other facilities and equipment.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing fair value measurements and disclosures guidance. These amendments require a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The amendments also provide guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. We were required to comply with this new standard as of January 1, 2010. Its adoption did not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued new guidance which clarifies the scope exception for embedded credit related derivatives. We will be required to comply with this new standard on July 1, 2010. We do not expect a material impact on our financial statements from the adoption of this guidance.

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

ITEM 4                                                        CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: August 9, 2010