Form 10-Q
period 2010-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2010-11-05
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock issued and outstanding as of November 4, 2010:

Class A	477,952
Ordinary	11,576,660
Total	12,054,612

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                  FINANCIAL STATEMENTS

ITEM 1                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$83,261	$82,634	$230,052	$224,738
Cost of sales	60,066	59,229	163,370	163,826

Gross profit	23,195	23,405	66,682	60,912

Operating expenses:
Sales and marketing	9,587	9,638	29,756	30,118
General and administrative	7,768	7,491	22,096	22,860
Other	46	145	172	347
Impairment charges	—	976	—	976
Total operating expenses	17,401	18,250	52,024	54,301

Income from operations	5,794	5,155	14,658	6,611

Other expense (income), net	110	(223)	(699)	(1,034)
Net gain on extinguishment of debt	—	—	(104)	(3,434)
Interest income	(241)	(320)	(985)	(1,302)
Interest expense	2,705	2,954	8,303	8,974
Total non-operating expenses	2,574	2,411	6,515	3,204

Income before income taxes	3,220	2,744	8,143	3,407

Income tax provision	1,655	2,107	3,598	2,385

Net income	$1,565	$637	$4,545	$1,022

Earnings per share:
Basic	$0.13	$0.07	$0.40	$0.12
Diluted	$0.13	$0.07	$0.39	$0.12

Weighted average shares:
Basic	12,055,741	8,581,343	11,503,013	8,549,287
Diluted	12,098,871	8,583,320	11,559,335	8,551,885

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash	$96,214	$65,873
Accounts, notes, and other receivables, net of allowances of $13,554 and $13,643 in 2010 and 2009, respectively	52,383	45,073
Inventories	149,300	158,030
Prepaid expenses and other current assets	13,504	13,499
Deferred tax assets	11,582	11,431
Total current assets	$322,983	$293,906

Property, plant and equipment, net of accumulated depreciation of $110,161 and $105,744 in 2010 and 2009, respectively	85,850	89,538
Trademarks	15,064	15,284
Goodwill	23,365	24,063
Other intangibles, net	3,427	4,183
Other assets	14,102	12,663
Long-term deferred tax assets	11,485	10,153

Total assets	$476,276	$449,790

Liabilities and stockholders’ equity
Current liabilities:
Debt	$1,198	$537
Accounts payable	12,908	9,764
Other current liabilities	34,322	36,395
Total current liabilities	48,428	46,696

Long-term debt	152,012	157,703
Deferred tax liabilities	7,088	7,124
Pension and other postretirement benefit liabilities	36,022	35,766
Other non-current liabilities	5,558	6,005
Total liabilities	249,108	253,294

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	12
Additional paid-in capital	154,053	125,192
Retained earnings	130,854	126,415
Accumulated other comprehensive loss	(10,685)	(7,851)
Treasury stock, at cost	(47,068)	(47,272)
Total stockholders’ equity	227,168	196,496

Total liabilities and stockholders’ equity	$476,276	$449,790

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,545	$1,022
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,302	7,845
Net gain on extinguishment of debt	(104)	(3,434)
Intangible asset impairment	—	976
Stock-based compensation expense	1,109	890
Excess tax benefits from stock-based awards	64	—
Tax benefit from stock option exercises	4	—
Deferred tax (benefit) expense	(1,257)	169
Provision for (recovery of) doubtful accounts	(63)	1,302
Other	66	(181)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(8,296)	674
Inventories	6,353	(1,244)
Prepaid expenses and other assets	(324)	2,026
Accounts payable	2,990	(3,724)
Other liabilities	(1,275)	(7,790)
Cash flows from operating activities:	11,114	(1,469)

Cash flows from investing activities:
Capital expenditures	(1,841)	(2,996)
Other	108	24
Acquisition of businesses, net of cash acquired	(353)	(820)
Cash flows from investing activities	(2,086)	(3,792)

Cash flows from financing activities:
Borrowings under lines of credit	870	231,793
Repayments under lines of credit	(335)	(214,552)
Repayments of long-term debt, net of discount	(5,633)	(7,280)
Proceeds from issuance of common stock	28,197	605
Purchase of treasury stock	(349)	—
Excess tax benefits from stock-based awards	(64)	—
Cash flows from financing activities	22,686	10,566

Effect of foreign exchange rate changes on cash	(1,373)	569

Change in cash	30,341	5,874
Cash, beginning of period	65,873	44,380
Cash, end of period	$96,214	$50,254

Supplemental Cash Flow Information:
Interest paid	$12,268	$13,482
Income taxes paid	$6,395	$4,139

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2010	$12	$125,192	$126,415	$(7,851)	$(47,272)	$196,496

Comprehensive income:
Net income			4,545			4,545
Foreign currency translation adjustments				(2,894)		(2,894)
Changes in pension and other postretirement benefits, net				60		60
Total comprehensive income						1,711
Exercise of 23,850 options for shares of common stock	—	2	(106)		553	449
Tax benefit of options exercised		4				4
Stock-based compensation		1,109				1,109
Issuance of 1,756,821 shares of common stock	2	27,746				27,748
Purchase of 21,827 shares of common stock					(349)	(349)
Balance, September 30, 2010	$14	$154,053	$130,854	$(10,685)	$(47,068)	$227,168

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2009, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Income tax-related interest and penalties are reported as a component of income tax expense. We file income tax returns at the U.S. federal, state, and local levels, as well as in several foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2006.

There were no material changes to the liability for uncertain tax positions in the first nine months of 2010. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

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

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average shares:
For basic earnings per share	12,055,741	8,581,343	11,503,013	8,549,287
Dilutive effect of stock-based compensation plans	43,130	1,977	56,322	2,598
For diluted earnings per share	12,098,871	8,583,320	11,559,335	8,551,885

We did not include any of the 1,141,016 outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive. We did not include 745,176 outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 because they were antidilutive.

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other postretirement benefits. The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2010	2009
Accumulated other comprehensive loss:
Foreign currency translation adjustment	$4,386	$7,280
Pension and other postretirement benefits	(15,071)	(15,131)
Total accumulated other comprehensive loss	$(10,685)	$(7,851)

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Comprehensive income:
Net income	$1,565	$637	$4,545	$1,022
Foreign currency translation adjustment	6,319	2,576	(2,894)	3,690
Pension and other postretirement benefits	—	3,655	83	3,655
Tax impact of pension and postretirement benefits	—	(1,462)	(23)	(1,462)
Total comprehensive income	$7,884	$5,406	$1,711	$6,905

Recent Accounting Pronouncements - In March 2010, the Financial Accounting Standards Board issued new guidance which clarifies the scope exception for embedded credit related derivatives. We were required to comply with this new standard as of July 1, 2010 and it did not have a material impact on our financial statements.

(3)           Inventories

	September 30,	December 31,
	2010	2009
Raw materials	$17,213	$18,413
Work-in-process	35,960	42,121
Finished goods	96,127	97,496
Total inventory	$149,300	$158,030

(4)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We performed our annual goodwill and intangible asset impairment test as of July 31, 2010 given the timing of our fall budgeting and planning process, which provides multi-year cash flows used to conduct our annual impairment testing of intangible assets. Our analyses of band division trademarks and piano division goodwill and trademarks did not indicate any impairment; therefore, no charge was taken against those assets. No other events or circumstances occurred subsequent to our annual impairment test which would have indicated that these assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2010	$24,063	$—	$24,063
Foreign currency translation impact	(698)	—	(698)
Balance, September 30, 2010	$23,365	$—	$23,365

Trademarks:
Balance, January 1, 2010	$9,460	$5,824	$15,284
Foreign currency translation impact	(220)	—	(220)
Balance, September 30, 2010	$9,240	$5,824	$15,064

We have previously recorded cumulative impairment losses of $8.6 million associated with band division goodwill and $1.0 million associated with online music business trademarks.

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	September 30, 2010	December 31, 2009
Gross deferred financing costs	$5,286	$5,333
Accumulated amortization	(3,411)	(3,135)
Deferred financing costs, net	$1,875	$2,198

Gross non-compete agreements	$250	$250
Accumulated amortization	(119)	(81)
Non-compete agreements, net	$131	$169

Gross customer relationships	$525	$506
Accumulated amortization	(254)	(166)
Customer relationships, net	$271	$340

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,026)	(700)
Website and developed technology, net	$1,150	$1,476

Total gross other intangibles	$8,237	$8,265
Accumulated amortization	(4,810)	(4,082)
Other intangibles, net	$3,427	$4,183

Our band division purchased a music education business in August 2010. We are in the process of conducting the valuation assessment of acquired assets but do not expect the result to be material to our intangible assets.

Deferred financing costs increased $0.2 million due to the renegotiation of our domestic credit agreement, which was in process as of September 30, 2010. Deferred financing costs were also affected by the purchase of $5.8 million of our Senior Notes in May and June 2010. These repurchases are described more fully in Note 6. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization expense	$300	$328	$911	$995

The following table shows the total estimated amortization expense for the remainder of 2010 and beyond:

Remainder of 2010	$307
2011	1,182
2012	1,066
2013	717
2014	121
Thereafter	34
Total	$3,427

(5)           Other Current Liabilities

Our other current liabilities consist of the following:

	September 30, 2010	December 31, 2009
Accrued payroll and related benefits	$11,320	$9,326
Current portion of pension and other postretirement benefit liabilities	1,235	1,456
Accrued warranty expense	1,449	1,553
Accrued interest	876	3,675
Deferred income	8,041	7,210
Environmental liabilities	2,233	2,377
Income and other taxes payable	2,038	3,383
Other accrued expenses	7,130	7,415
Total	$34,322	$36,395

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009 is as follows:

	September 30, 2010	September 30, 2009	December 31, 2009
Beginning balance	$1,553	$1,451	$1,451
Additions	587	570	945
Claims and reversals	(665)	(610)	(865)
Foreign currency translation impact	(26)	35	22
Ending balance	$1,449	$1,446	$1,553

(6)           Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2010	December 31, 2009
Senior Notes	$152,506	$158,326
Unamortized bond discount	(494)	(623)
Overseas lines of credit	1,198	537
Total	153,210	158,240
Less: current portion	1,198	537
Long-term debt	$152,012	$157,703

Scheduled repayments of long-term debt as of September 30, 2010 are as follows:

Remainder of 2010	$1,198
2011	—
2012	—
2013	—
2014	152,506
Total	$153,704

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and the fair value hierarchy of the valuation techniques we utilized.

	September 30, 2010	December 31, 2009
Financial assets:
Trading securities(1) - Level 1	$1,661	$1,623
Foreign currency contracts(2) - Level 2	87	82
	$1,748	$1,705

Financial liabilities:
Foreign currency contracts(2) - Level 2	$112	$3

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost, net carrying value, and estimated fair value are as follows:

	September 30, 2010		December 31, 2009
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$153,210	$155,229	$158,240	$144,218

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value.

(8)           Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. In March 2010 Samick Musical Instruments Co., Ltd. (“Samick”) exercised its right to purchase 1,700,000 shares of our ordinary common stock at a price of $16.00 per share, which resulted in a cash payment to us of $27.2 million. As of September 30, 2010 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 80% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Our 1996 Stock Plan has expired but still has vested and unvested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 122,674 shares of treasury stock to cover options exercised, with 337,876 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. This reduction was $0.1 million for the nine months ended September 30, 2010. There were no stock option exercises during the three and nine months ended September 30, 2009.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Compensation cost included in:
Basic income per share	$0.03	$0.03	$0.08	$0.09
Diluted income per share	$0.02	$0.03	$0.08	$0.09
Stock-based compensation expense	368	328	1,109	890
Income tax benefit	66	51	201	136

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

Key assumptions used to apply this pricing model to the Stock Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	2.3%	3.1%	2.3%	3.1%
Weighted-average expected life of option feature (in years)	7.2	7.4	7.2	7.4
Expected volatility of underlying stock	33.8%	32.6%	33.8%	32.6%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value	$7.93	$4.70	$7.93	$4.70

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	1,129,276	$20.61
Granted	10,000	19.62
Exercised	(23,850)	18.79
Forfeited	(18,400)	22.71
Outstanding, September 30, 2010	1,097,026	$20.60	6.4	$2,157

Exercisable, September 30, 2010	588,846	$22.27	4.8	$435

The total intrinsic value of the options exercised during the three and nine month periods ended September 30, 2010 was nominal. There were no options exercised during the three and nine months ended September 30, 2009. As of September 30, 2010, there was $3.2 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of 3.2 years. Cash received from option exercises under the Stock Plans for the nine month period ended September 30, 2010 was $0.4 million.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.4%	1.9%	0.4%	2.0%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	28.1%	25.8%	28.0%	25.7%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$3.77	$5.97	$3.09	$6.12

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value (in whole $)
Outstanding, January 1, 2010	24,382	$9.65
Granted	39,509	10.66
Exercised	(56,821)	9.65
Forfeited	(1,285)	9.65
Outstanding, September 30, 2010	5,785	$16.58	0.8	$4,512

(9)           Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
West 57th Street building income	$(915)	$(1,552)	$(4,308)	$(4,610)
West 57th Street building expense	1,687	1,214	5,148	3,400
Foreign exchange (gain) loss, net	(403)	541	(1,116)	890
Miscellaneous, net	(259)	(426)	(423)	(714)
Other expense (income), net	$110	$(223)	$(699)	$(1,034)

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

We are continuing an existing environmental remediation plan at a facility we acquired in 2000 and subsequently sold. We expect to pay these costs, which approximate $0.6 million, over an 11-year period. We have accrued approximately $0.5 million for the remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
Remainder of 2010	$31
2011	61
2012	61
2013	61
2014	61
Thereafter	362
Total	$637

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $1.7 million. Pursuant to the purchase and sale agreement, we sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other current assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of September 30, 2010. We have reached an agreement with Grenadilla whereby related environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance. Should the escrow be reduced to zero, we would seek further indemnification from Grenadilla for these additional costs. However, we cannot be assured that we will be able to recover such costs.

Based on our past experience and currently available information, the matters described above and our other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on our capital expenditures, earnings or financial position in an individual year. However, some risk of environmental liability is inherent in the nature of our current and former businesses and we may, in the future, incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental laws.

In May 2008 we acquired 100% of the membership interest in ArkivMusic, LLC, an online retailer of classical music. Under the purchase agreement, we are obligated to pay an amount equal to 5% of the net operating profits of Arkiv, if any, in 2010, the sum of which is not to exceed $2.5 million. The final purchase price is dependent upon a calculation derived from the 2010 net operating profits which, when finalized, is expected to result in an additional payment between $1.0 and $1.9 million. Since the final net operating profits for 2010 cannot be calculated until year end, we have not recorded any liability or additional purchase price associated with this acquisition but expect to do so in the fourth quarter of 2010.

(11)         Retirement Plans

We have defined benefit pension plans covering the majority of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$87	$83	$133	$144
Interest cost	864	852	424	438
Expected return on plan assets	(1,048)	(921)	(89)	(67)
Amortization of prior service cost (credit)	28	36	(13)	—
Amortization of net loss	489	575	48	2
Curtailment loss	—	241	—	—
Net periodic pension cost	$420	$866	$503	$517

	Domestic Plan		Foreign Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$262	$276	$452	$418
Interest cost	2,592	2,574	1,285	1,276
Expected return on plan assets	(3,145)	(2,667)	(256)	(207)
Amortization of prior service cost (credit)	84	139	(26)	—
Amortization of net loss	1,467	1,830	128	6
Curtailment loss	—	241	—	—
Net periodic pension cost	$1,260	$2,393	$1,583	$1,493

On April 1, 2010, we amended our U.K. pension plan prospectively to both limit active participants’ annual increases in pensionable salary and reduce the rate at which participants accrue final benefits. We remeasured the plan’s benefit obligation, plan assets and net periodic pension cost as a result of the plan amendment. Assumptions utilized are as follows:

	Benefit Obligation		Net Periodic Pension Cost
	April 1,	January 1,	April 1,	January 1,	Weighted-
	2010	2010	2010	2010	Average
Discount rate	5.50%	5.80%	5.50%	5.80%	5.62%
Expected return on assets	n/a	n/a	5.30%	5.30%	5.30%
Rate of compensation increase	3.80%	4.80%	3.80%	4.80%	4.20%

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

We provide postretirement health care and life insurance benefits to a limited number of certain eligible hourly retirees and their dependents. As a result of terminating one of our collective bargaining agreements in 2009, we have a limited number of participants receiving health care benefits under this plan. Once these participants reach age sixty-five and are eligible for Medicare, no postretirement health care benefits will be provided. We will continue to provide life insurance benefits for eligible retirees. During 2010, we made a settlement payment of $0.1 million associated with this plan. This payment had no material impact on the plan. The components of net periodic postretirement benefit cost for these benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$3	$1	$8	$4
Interest cost	10	13	31	49
Amortization of prior service credit	(29)	(23)	(86)	(49)
Recognized loss	—	—	6	—
Net periodic postretirement benefit cost (benefit)	$(16)	$(9)	$(41)	$4

Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2010. We made a payment of less than $0.1 million to this plan during the period and are currently evaluating what additional amount, if any, we will contribute to this plan in 2010. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of September 30, 2010, we have made contributions of $0.6 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2010 benefit payments under these plans are $1.2 million, of which $0.9 million was paid through September 2010.

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

The following tables present information about our operating segments for the three and nine months ended September 30, 2010 and 2009:

	Piano Segment				Band Segment			Other &	Consol
Three Months Ended 2010	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$22,064	$11,792	$11,144	$45,000	$36,978	$1,283	$38,261	$—	$83,261
Income (loss) from operations	1,311	1,001	1,152	3,464	3,263	129	3,392	(1,062)	5,794

	Piano Segment				Band Segment			Other &	Consol
Three Months Ended 2009	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$21,123	$12,535	$11,275	$44,933	$36,173	$1,528	$37,701	$—	$82,634
Income (loss) from operations	(1,314)	1,639	1,675	2,000	3,858	210	4,068	(913)	5,155

	Piano Segment				Band Segment			Other &	Consol
Nine Months Ended 2010	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$62,270	$34,457	$32,571	$129,298	$97,402	$3,352	$100,754	$—	$230,052
Income (loss) from operations	1,890	4,086	3,125	9,101	7,805	286	8,091	(2,534)	14,658

	Piano Segment				Band Segment			Other &	Consol
Nine Months Ended 2009	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$57,739	$36,363	$30,510	$124,612	$96,483	$3,643	$100,126	$—	$224,738
Income (loss) from operations	(3,956)	5,380	2,896	4,320	4,797	406	5,203	(2,912)	6,611

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

When considered not more likely than not to be realized, a liability has been recorded for uncertain tax positions. When analyzing these positions, we consider the probability of various outcomes which could result from examination, negotiation, or settlement with various taxing authorities. The final outcome on these positions could differ significantly from our original estimates due to the following: expiring statutes of limitations; availability of detailed historical data; results of audits or examinations conducted by taxing authorities or agents that vary from management’s anticipated results; identification of new tax contingencies; release of applicable administrative tax guidance; management’s decision to settle or appeal assessments; or the rendering of court decisions affecting our estimates of tax liabilities; as well as other factors.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,				Change
	2010		2009		$	%
Net sales
Band	$38,261		$37,701		560	1.5
Piano	45,000		44,933		67	0.1
Total sales	83,261		82,634		627	0.8

Cost of sales
Band	29,259		28,284		975	3.4
Piano	30,807		30,945		(138)	(0.4)
Total cost of sales	60,066		59,229		837	1.4

Gross profit
Band	9,002	23.5%	9,417	25.0%	(415)	(4.4)
Piano	14,193	31.5%	13,988	31.1%	205	1.5
Total gross profit	23,195		23,405		(210)	(0.9)
	27.9%		28.3%

Operating expenses	17,401		17,274		127	0.7
Impairment charges	—		976		(976)	(100.0)
Income from operations	5,794		5,155		639	12.4

Other expense (income), net	110		(223)		333	(149.3)
Net interest expense	2,464		2,634		(170)	(6.5)
Non-operating expenses	2,574		2,411		163	6.8

Income before income taxes	3,220		2,744		476	17.3

Income tax provision	1,655	51.4%	2,107	76.8%	(452)	(21.5)

Net income	$1,565		$637		928	145.7

Overview — Piano division revenue and profits remained stable over the year-ago period. Band division sales improved due to an 11% increase in overall unit shipments. However, band margins declined due to production inefficiencies.

Net Sales — Domestic piano division revenues increased $0.9 million as a result of an 11% increase in Steinway grand unit shipments, which more than offset the impact of a 3% decrease in mid-priced piano line shipments. Overseas Steinway grand unit shipments decreased 11% compared to the year-ago period. However, mid-priced piano line shipments improved 33%, reducing the overseas sales deterioration to $0.9 million.

Band division revenues were $0.6 million higher as a result of improved orders and shipments of student instruments which were needed by dealers to meet greater back-to-school selling season demand. Promotional incentives on select professional brass inventory models also contributed to the revenue improvement.

Gross Profit — Gross profit decreased slightly ($0.2 million) due to reduced production schedules at the band division, which were altered in an effort to control inventory levels. The resulting unabsorbed overhead, coupled with certain cash discount and sales program costs, caused the band margin decrease from 25.0% to 23.5%.

Piano margins improved from 31.1% to 31.5%. Although overseas piano margins dropped from 35.5% to 33.1%, domestic piano margins increased from 26.2% to 29.9%. While the production at our overseas piano factory increased, margins deteriorated due to higher cost on certain mid-priced pianos. Domestic piano margins were favorably impacted by steadier production schedules, which improved factory efficiency. A domestic shift in mix towards retail units also helped improve the margins.

Operating Expenses— Operating expenses were consistent with the year-ago period. Sales and marketing expenses decreased $0.1 million as the decrease in bad debt expense of $0.7 million was mostly offset by higher commissions, marketing, and promotional expenses. General and administrative costs were $0.3 million higher because of consulting and professional service fees.

Impairment Charges — There were no impairment charges in the current period, whereas trademarks associated with our online music division were impaired $1.0 million in the year-ago period.

Non-operating Expenses — Non-operating expenses increased $0.2 million despite a $0.9 million shift from foreign exchange losses to foreign exchange gains during the period. This $1.1 million deterioration is primarily attributable to a shift from net income to net expense from our West 57th Street building. We expect to incur a temporary loss on this facility until we have leased the remaining available space to new tenants. Net interest expense was $0.2 million lower as the decrease in interest income associated with customer financed receivables at the band division was more than offset by lower interest expense due to lower outstanding borrowings.

Income Taxes — We recorded an income tax expense of $1.7 million, reflecting our anticipated annual effective income tax rate of 43.7% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 51.4% for the period. The rate of 76.8% in the year-ago period reflected an anticipated annual effective income tax rate of 48.0% as well as uncertain tax positions and discrete items.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,				Change
	2010		2009		$	%
Net sales
Band	$100,754		$100,126		628	0.6
Piano	129,298		124,612		4,686	3.8
Total sales	230,052		224,738		5,314	2.4

Cost of sales
Band	75,993		77,635		(1,642)	(2.1)
Piano	87,377		86,191		1,186	1.4
Total cost of sales	163,370		163,826		(456)	(0.3)

Gross profit
Band	24,761	24.6%	22,491	22.5%	2,270	10.1
Piano	41,921	32.4%	38,421	30.8%	3,500	9.1
Total gross profit	66,682		60,912		5,770	9.5
	29.0%		27.1%

Operating expenses	52,024		53,325		(1,301)	(2.4)
Impairment charges	—		976		(976)	(100.0)
Income from operations	14,658		6,611		8,047	121.7

Other income, net	(699)		(1,034)		335	(32.4)
Net gain on extinguishment of debt	(104)		(3,434)		3,330	(97.0)
Net interest expense	7,318		7,672		(354)	(4.6)
Non-operating expenses	6,515		3,204		3,311	103.3

Income before income taxes	8,143		3,407		4,736	139.0

Income tax provision	3,598	44.2%	2,385	70.0%	1,213	50.9

Net income	$4,545		$1,022		3,523	344.7

Overview — Piano division revenue improved primarily due to increased domestic demand for our products. Piano margins were better due to more efficient production at both manufacturing facilities. Band division sales improved, as the reluctance of dealers to place orders early in the year was offset by improved orders and shipments in the second and third quarter. Band margins improved due to more normal production schedules and better production efficiencies than in the year-ago period.

Net Sales — Domestic piano division revenues were $4.5 million (8%) higher due to a combination of a 6% increase in Steinway grand units, stronger retail sales, and a shift in mix from lower priced upright pianos to higher priced grand pianos. Price increases, which were implemented at the beginning of the year, were also a factor. Despite a 6% decrease in Steinway grand unit shipments, overseas revenues increased slightly ($0.2) million supported by an improvement in sales by our divisions in Asia. Overseas mid-priced piano line shipments rose 35% due in part to improved availability of certain models.

Band division revenues increased $0.6 million as a result of improved sales of percussion instrument units, which increased 26%. Woodwind and brass instrument unit shipments were flat, as lower orders and shipment in the first quarter were offset by improvements in the second and third quarters.

Gross Profit — Gross profit improved significantly due to higher margins at both the piano and band divisions. Domestically, piano margins increased from 25.6% to 29.8% due to changes in production schedules, which bolstered factory efficiency, as well as better retail sales, which generate higher margins. However, overseas margins went from 35.3% to 34.8%. Improvements in factory efficiency in the latter part of the period only partially offset a shift in shipments to lower margin territories in the early part of 2010, as well as the adverse impact of foreign exchange rates and higher mid-priced piano costs.

The band division’s gross margin improved from 22.5% to 24.6% during the period. Higher production levels in the first half of 2010 resulted in improved overhead absorption and lower factory variances.

Operating Expenses — Operating expenses decreased $1.3 million. Sales and marketing expenses decreased $0.4 million primarily due to lower bad debt expense of $1.4 million, which was partially offset by costs associated with commissions, marketing, and promotional costs as well as incremental retail sales personnel. General and administrative costs were $0.8 million lower as a result of cost saving measures implemented during 2009 and lower compensation related costs.

Impairment Charges — There were no impairment charges in the current period, whereas trademarks associated with our online music division were impaired $1.0 million in the year-ago period.

Non-operating Expenses — Non-operating expenses increased $3.3 million due to the reduction in net gains on extinguishment of debt of the same amount. The benefit of a shift from foreign exchange losses to foreign exchange gains of $2.0 million was offset by a shift from net income to net expense of approximately the same amount from our West 57th Street building.

Income Taxes — We recorded an income tax expense of $3.6 million, reflecting our anticipated annual effective income tax rate of 43.7% associated with current year income, as well as 0.5% due to discrete items and uncertain tax positions. The combination of these items resulted in an effective tax rate of 44.2% for the period. The rate of 70.0% in the year-ago period reflected an anticipated effective income tax rate of 48.0% related to income for that period, and 22.0% relating to uncertain tax positions and discrete items.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	2010	2009	Change
Net income:	$4,545	$1,022	$3,523
Changes in operating assets and liabilities	(552)	(10,058)	9,506
Other adjustments to reconcile net income to cash from operating activities	7,121	7,567	(446)
Cash flows from operating activities	11,114	(1,469)	12,583

Cash flows from investing activities	(2,086)	(3,792)	1,706

Cash flows from financing activities	22,686	10,566	12,120

Cash flows from operating activities improved $12.6 million over the year-ago period. Although the sales increase caused a shift from source to use of cash for accounts receivable of $9.0 million, we also used $7.6 million less for inventory since the sales improvement helped reduce our finished goods levels. We generated $13.4 million more from accounts payable and accrued expenses in the current period. In 2009, we had implemented cost cutting measures to conserve cash and reduce expenditures. In 2010, spending has returned to normal levels.

Cash flows from investing activities decreased $1.7 million primarily due to the reduction in capital expenditures of $1.2 million. We expect capital expenditures for the full year to be in the range of $3.0 to $4.0 million.

Cash flows from financing activities increased $12.1 million as we generated $28.2 million through stock sales in 2010. Also, we did not use our domestic line of credit in 2010, so cash provided by borrowings was $16.7 million lower than the year-ago period.

Borrowing Activities and Availability — As of September 30, 2010, there was nothing outstanding on our former domestic credit facility. Shortly after September 30, 2010, we entered into a new domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.1 million ($22.0 million at the September 30, 2010 exchange rate), net of borrowing restrictions of €1.9 million ($2.6 million at the September 30, 2010 exchange rate) which are payable in April 2012. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.8 million ($1.4 million at the September 30, 2010 exchange rate) for use by our U.K. branch and ¥300 million ($3.6 million at the September 30, 2010 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.4 million at the September 30, 2010 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% for Japanese yen loans. We had nothing outstanding as of September 30, 2010 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥500 million ($6.0 million at the September 30, 2010 exchange rate). The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at September 30, 2010) and expires on January 31, 2011. As of September 30, 2010, we had $1.2 million outstanding on this revolving loan agreement.

At September 30, 2010, our total outstanding indebtedness amounted to $153.7 million, consisting of $152.5 million of our 7.00% Senior Notes due March 1, 2014 and $1.2 million of notes payable to foreign banks. We repurchased $5.8 million of our Senior Notes during the nine months ended September 30, 2010. We may consider additional repurchases or restructuring of our Senior Note debt in the future, contingent upon cash availability and the trading and call prices of our Senior Notes.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of September 30, 2010 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We repurchased 21,827 shares for $0.3 million during the three months ended September 30, 2010. We did not make any repurchases in 2009.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off seasonal borrowings on our domestic line of credit. While we anticipate the remainder of 2010 to be challenging, we do not expect any adverse impact in our liquidity as we had over $95.0 million in cash as of September 30, 2010. We intend to manage accounts receivable and credit risk, and control inventory levels by monitoring purchases and production schedules. We have also reduced headcount, minimized non-critical expenditures, and forgone wage increases and discretionary benefit program contributions. Our intention is to manage cash outflow and maintain sufficient operating cash on hand to meet short-term requirements.

We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2010, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund regular capital requirements and satisfy our working capital and general corporate needs for the next twelve months.

Contractual Obligations - The following table provides a summary of our contractual obligations at September 30, 2010.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt(1)	$190,191	$11,886	$21,351	$156,954	$—
Capital leases	11	10	1	—	—
Operating leases(2)	257,448	5,830	9,842	8,239	233,537
Purchase obligations(3)	31,045	30,317	728	—	—
Other long-term liabilities(4)	40,057	3,687	4,117	3,984	28,269
Total	$518,752	$51,730	$36,039	$169,177	$261,806

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable September 30, 2010 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $244.1 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty seven years remaining. The rest is attributable to the leasing of other facilities and equipment.

(3) Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and service agreements.

(4) Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 11 in the Notes to Condensed Consolidated Financial Statements included within this filing and obligations under employee and consultant agreements. We have not included $0.3 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board issued new guidance which clarifies the scope exception for embedded credit related derivatives. We were required to comply with this new standard as of July 1, 2010 and it did not have a material impact on our financial statements.

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

Our revolving loans bear interest at rates that fluctuate with changes in the Prime Rate, Federal Funds Rate, LIBOR, TIBOR, and EURIBOR. As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

The majority of our long-term debt is at a fixed interest rate. Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates. However, the fair value of our fixed interest debt would be sensitive to market rate changes. Such fair value changes may affect our decision whether to retain, replace, or retire this debt.

ITEM 4                   CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: November 5, 2010