Form 10-K
period 2010-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2011-03-15
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 South Street, Suite 305, Waltham, Massachusetts (Address of Principal Executive Offices)	02453 (Zip Code)
Registrant's telephone number, including area code (781) 894-9770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Common Shares, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $82,946,693 as of June 30, 2010.

Number of shares of Common Stock outstanding as of March 8, 2011:	Class A	477,952
	Ordinary	11,578,360
	Total	12,056,312

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

Financial Information by Segment and Geographic Location

        Information on business segments and geographic areas in which we operated for the years ended December 31, 2010, 2009 and 2008 is contained in Note 17 to the Consolidated Financial Statements included in this report.

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

        From 2005 to 2009, grand piano sales declined sharply in the United States, the world's largest grand piano market. In 2010, industry sales showed some recovery, but the U.S. grand piano market remains significantly lower than historical averages. Since Steinway realizes the majority of its profit from high-end grand piano sales, our results are generally more affected by economic cycles, demographics, and the public's continued interest in music than by industry trends. As a result of the recent economic crisis, our sales in the United States and in most of our markets overseas continue to be at depressed levels.

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

Steinway & Sons Pianos  –  Steinway & Sons pianos differ from all others in design specifications, materials used and the assembly process. We offer two premium-priced product lines under the Steinway & Sons brand: grand pianos and upright pianos. Grand pianos historically have accounted for the majority of our production. We offer seven sizes of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway & Sons grand pianos are premium pianos in terms of quality and price, with retail prices for ebony pianos generally ranging from $51,400 to $130,800 in the United States. Limited edition pianos and pianos with special veneers sell for retail prices of up to $200,000. Steinway & Sons also offers art case pianos designed by either Steinway master craftsmen or renowned artisans. These unique creations often feature exteriors of elaborate marquetry and intricate hand-painting. Many of these pianos are created to commemorate special events and anniversaries.

        In 2010, we sold 1,836 grand pianos, of which 1,032 units were shipped from our New York facility to dealers in the Americas. The remaining 804 units were shipped from our German facility primarily to Europe and Asia.

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

        With certain limited exceptions, we allow only Steinway & Sons dealers to carry Boston and Essex pianos, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway & Sons line. These pianos, which were designed by us and are produced for us in Asia, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor. Also, since our research indicates that the vast majority of Steinway customers have previously owned another piano, Boston and Essex pianos provide future Steinway piano customers with the opportunity to join the Steinway family of owners sooner. The Family of Steinway-Designed Pianos increases our business with our dealers, making us their primary supplier in many instances. Retail prices for Boston upright and grand pianos generally range from $7,100 to $49,100 in the United States. Retail prices for Essex pianos range from $4,600 to $18,500 in the United States. Sales of Boston and Essex pianos accounted for 25% of our piano division revenue and 76% of piano unit sales in 2010.

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

        In 2010, sales of sourced products accounted for approximately 40% of our band division revenue. In addition to entry-level student woodwind and brass instruments from Asia, which comprise approximately 10% of our total band sales, we also import other products such as saxophones, outfit drums and accessories from sources worldwide.

Woodwind and Brass Instruments  –  We manufacture piccolos, flutes, clarinets, oboes, bassoons, trumpets, French horns, tubas, and trombones in our manufacturing facilities in Indiana and Ohio. We sell student level instruments in three distinct product groupings: "good" entry-level imported instruments, "better" mid-priced instruments, which are either imported or manufactured by us, and "best" instruments, which are primarily manufactured by us. In addition, we also manufacture intermediate and professional level woodwind and brass instruments. Sales of woodwind and brass instruments accounted for 63% of our band division revenue in 2010.

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

        We are the exclusive U.S. distributor for Yanagisawa saxophones and Selmer Paris saxophones and clarinets. The Selmer Paris saxophone is one of the best selling professional saxophones in the world. Selmer Paris, in turn, has exclusive distribution rights to some of our brass instruments in France.

Percussion Instruments  –  We manufacture, source, and distribute acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, and chimes. We manufacture percussion products in North Carolina and Illinois under the Ludwig and Musser brand names. Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products. Suggested retail prices range from $500 to $5,600 for acoustical drum outfits and from $1,000 to $17,700 for tuned percussion instruments, with specialized tuned instruments purchased by symphonies and orchestras selling for up to $23,000. Sales of percussion instruments accounted for 16% of our band division revenue in 2010.

String Instruments  –  We distribute violins, violas, cellos, and basses. Products are sold under the brand names Glaesel, Scherl & Roth, and William Lewis & Son. Suggested retail prices generally range from $400 to $3,000 for student instruments and from $1,400 to $5,300 for intermediate and advanced instruments, with specialized instruments selling for up to $16,000. Components are primarily imported from Europe and Asia and adjusted at our factory in Ohio. Sales of string instruments accounted for 2% of our band division revenue in 2010.

Accessories  –  We manufacture mouthpieces and distribute accessories such as music stands, batons, mallets, straps, mutes, reeds, pads, chin rests, strings, bows, cases and instrument care products. Sales of accessories accounted for 19% of our band division revenue in 2010.

Customers

Piano Segment

        Most of our piano sales are to individuals, both professional artists and amateur pianists. A majority of our Boston and Essex customers are between 40 and 50 years old and have an intermediate level of musical skill. They hold graduate degrees and report annual household income over $100,000. A majority of our Steinway & Sons customers are over 50 years old, and have a more advanced level of musical skill. They also hold graduate degrees and report income over $300,000.

        The institutional segment of the piano market is less sensitive to economic cycles than the consumer segment. Over the past several years, we have increased our marketing and sales focus on the institutional market, particularly in the United States. We sell pianos to institutions such as concert halls, universities, music schools, houses of worship, hotels, and retirement homes. Approximately 17% of pianos sold in 2010 were to institutional customers. The All-Steinway School program targets music schools, conservatories and universities and encourages them to obtain the All-Steinway designation in order to attract the best music students to their programs. This prestigious list grew 9% in 2010, to 123 institutions worldwide.

        Market size and volume trends are difficult to quantify for international piano markets, as there is no single source for worldwide sales data. Outside the United States, our strongest market shares are in Germany, Austria, Switzerland, the United Kingdom, and France. We believe that we hold an average grand piano market share of approximately 18% in these countries.

        China is currently the second largest grand piano market in the world and our unit sales in China grew nearly 50% in 2010. With our three piano lines, we believe our market share of grand piano units is currently 6% in China. In recent years, we also began penetrating former Eastern Bloc countries and our unit sales in this region grew 34% in 2010. Similarly, we will be expanding our presence in Brazil in 2011 as our marketing research indicates a strong interest in music in general and pianos in particular. We expect a large portion of our long-term growth to come from these regions.

        In 2010, our piano sales had the following geographic breakdown based on customer location: approximately 35% in the United States, 34% in Europe, 11% in China, 10% in Japan, and the remaining 10% primarily in other Asian countries. Our largest piano dealer accounted for approximately 3% of piano sales in 2010, while the top 15 accounts represented 25% of piano sales.

Band Segment

        Band & orchestral instruments are sold to students, amateur and professional musicians, and institutions. The majority of our instruments are purchased or rented from dealers by students enrolled in music education programs in the United States. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to intermediate or professional level instruments in high school or college. We estimate that approximately 80% of our domestic band sales are generated through educational programs. The remaining domestic band sales are to amateur or professional musicians or performing groups, including orchestras and symphonies. Student level instruments accounted for approximately 58% of band & orchestral unit sales and approximately 33% of instrument revenues in 2010, with intermediate and professional instruments representing the balance.

        Historically, over 80% of our band sales have been in the United States. In recent years, Asian and European markets have presented significant opportunities for growth due to the quality of our instruments and the strength of our brand names. Through collaborative efforts with our overseas distributors, we expect these markets to be a source of revenue growth in the coming years.

        In 2010, approximately 75% of band sales were in the United States, 10% in Europe and the remaining 15% primarily in Japan and Canada. Our largest group of band dealers under common control accounted for approximately 11% of band sales in 2010, while the top 15 accounts represented approximately 39% of band sales.

Sales and Marketing

Piano Segment

        We distribute our pianos worldwide through nearly 200 independent dealers who operate approximately 300 showrooms. We also have company operated selection centers in Tokyo and Shanghai which serve our dealers in Japan and China. In addition, we sell our pianos through eleven company operated retail showrooms: six in the United States and five in Europe. Sales to dealers accounted for approximately 75% of piano segment revenue in 2010. The remaining 25% was generated from sales made directly by us at one of our company operated retail showrooms.

        We continually refine our sales and marketing programs for the consumer and institutional markets and, over recent years, have devoted significant resources to web-based marketing and sales lead generation. We employ district sales managers whose responsibilities include developing close working relationships with piano dealers. These highly experienced professionals provide dealers with sales training and technical support, and develop sales and marketing programs for the consumer and institutional markets. These sales managers are also responsible for promoting the Steinway Artist Program.

Steinway Artist Program  –  Steinway Artists are world-class pianists who voluntarily endorse Steinway & Sons by selecting the Steinway piano. Our Steinway Artist program is unique in that we do not pay artists to endorse our instruments. To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano. We use these renowned artists in our marketing programs to help reinforce recognition of the Steinway brand name and its association with quality. The Steinway Artist Program currently includes over 1,600 of the world's finest pianists who perform on Steinway pianos.

Young Steinway Artist Program  –  Often a formal affiliation with Steinway & Sons has not been possible for an emerging artist since all Steinway Artists must personally own a Steinway piano. The financial realities of developing a career can often make that requirement difficult for many otherwise deserving young musicians. In an effort to reach out to young pianists at an early point in their burgeoning careers, we recently developed the Young Steinway Artist Program. This program allows us to consider pianists between 16 and 35 years of age who own either a Boston or an Essex piano. The select group of talented musicians chosen for the Young Steinway Artist Program has the distinction of an affiliation with the Steinway Artist family as well as access to the worldwide resources of Steinway & Sons.

Concert and Artist Piano Bank  –  To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank. The Piano Bank includes approximately 435 instruments worldwide. Of these instruments, approximately 300 are located in the United States. In New York City alone, the Piano Bank includes approximately 115 instruments. Approximately 50% of these pianos are housed at local concert venues and the remaining instruments are at our flagship showroom in New York City where they are made available for various occasions. The remaining domestic-based pianos are leased to dealers around the country who actively support the Steinway Artist program. The Piano Bank promotes our instruments in the music industry and provides management with continual feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist. The Piano Bank instruments are generally sold after four to five years and replaced with new pianos.

Band Segment

        Our band & orchestral, string and percussion instruments and related accessories are distributed worldwide through nearly 1,500 independent musical instrument dealers and distributors.

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

        We believe that our well-established, long-standing relationships with influential music educators are an important component of our distribution strategy. As part of our band director outreach and support, we recently launched a Division of Education to provide an educational forum that supports the day-to-day realities of music classroom management. Led by our Vice President of Education, our educational clinicians travel extensively throughout the United States, lecturing and motivating students, educators and parents on the value of music in a child's development. Within our Education Division, we continue to operate Conn-Selmer Institute ("CSI"), a program which assists graduating music education majors transition into teaching careers. CSI also offers refresher courses to experienced music educators, further enhancing our relationships with these key influencers.

        To reach international markets, we primarily sell our instruments through distributors. Our international sales staff includes regional sales directors who have direct contact with our customers in Europe, Latin America and Asia.

        We support our dealers and distributors through advertising and promotional activities. We reach our customers through trade shows, educator conferences, print media, direct mail, telemarketing, the Internet and personal sales calls. We also actively advertise in educator and trade publications and provide educational materials, catalogs and product specifications to students, educators, dealers and distributors.

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

Raw Materials, Component Parts, and Sourced Products

        Our raw materials consist primarily of metals and woods. The majority of these materials is sourced from the Americas, with the balance coming from Europe, Asia and Africa. We manufacture our own piano plates and keys to ensure quality and availability of these component parts. Component parts for string and percussion instruments are imported from Europe and Asia. We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2011 or in the future.

        Our Boston piano line and our Essex piano line are each sole sourced from Asia. Our Selmer Paris instruments, certain component parts and some of our entry-level band instruments are also sourced from single manufacturers. We continually scrutinize these suppliers and the quality of products that they manufacture for us and we believe that we have a sufficient number of qualified band instrument suppliers to ensure availability of all offered products in the upcoming year.

Labor

        As of December 31, 2010, we employed 1,680 people, consisting of 1,121 hourly production workers and 559 salaried employees. Of the 1,680 employees, 1,212 were employed in the United States and the remaining 468 were employed primarily in Europe.

        Approximately 46% of our workforce in the United States is represented by labor unions. In February 2011, employees at our mallet instrument manufacturing facility in LaGrange, Illinois, who are represented by the Local 1027 of the United Brotherhood of Carpenters and Joiners of America, informed the Company that they would not present a proposal that may have allowed us to keep the facility in operation. We plan to transfer production to our percussion facility in Monroe, North Carolina by the end of 2011. Members of Local 1027 are not included in our workforce statistics below.

        On February 15, 2011, our labor contract with employees at our brass instrument manufacturing facility in Eastlake, Ohio expired. While we continue to negotiate with the union's representatives, we cannot predict when we will be able to reach an agreement.

The following table indicates the union representation and the current status of our collective bargaining agreements in the United States:

Location	Union affiliation	Type of manufacturing	Number of employees	Agreement expiration
Eastlake, OH	United Auto Workers	Band instruments	245	February 15, 2011
Elkhart, IN	United Auto Workers	Band instrument warehouse	7	March 31, 2012
New York, NY	United Furniture Workers	Pianos	271	December 31, 2012
Springfield, OH	Glass, Molders, Pottery, Plastics & Allied Workers	Piano Plates	16	September 30, 2013

        In Germany, the workers' council represents all employees other than management. Nevertheless, most employment contract conditions are settled in collective bargaining agreements made between various trade unions and the employer organizations to which we belong. Our agreement with employees at our piano facility in Hamburg, Germany expires on January 31, 2012. We believe that relations with our employees and these unions are generally good.

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

Economic downturns and changes in consumer preferences could adversely affect our business

        Our business is subject to a number of general economic factors, many of which are out of our control, that may, among other things, result in a decrease in sales and net income. Sales of musical instruments are dependent in part upon discretionary consumer spending, which may be affected by general economic conditions. For example, Steinway, which represents more than half of our net sales, sells a relatively small number of Steinway & Sons grand pianos each year (1,836 in 2010). Given the small number of pianos we sell, even a slight decrease in sales could adversely affect our profitability. Band & orchestral sales are also dependent upon the continued interest of school-aged children in playing musical instruments. Any decrease in consumer spending, reduction in school budgets or decrease in school-aged children's interest in music could result in decreased sales, which could adversely affect our business and operating results.

We generate most of our sales through independent dealers and distributors

        We depend on a network of independent dealers and distributors to distribute all of our band instruments and a majority of our pianos. If our dealers are unsuccessful, they will reduce their purchases from us. This would negatively impact our sales and production rates. In addition, a significant number of our U.S. dealers finance their inventory purchases through third parties. One of the largest firms closed its financing operation in 2009. With the reduced number of financing options available to our dealers, a prolonged worldwide financial crisis could also result in decreased purchases, which would adversely affect our business and operating results.

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

Any significant disruption in our supply from key suppliers could delay production and adversely affect our sales

        Our Boston piano line and our Essex piano line are each sole sourced from Asia. Our Selmer Paris instruments, certain component parts and some of our entry-level band instruments are also sourced from single manufacturers. We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which may be available only from limited resources. Moreover, we are dependent upon the availability of our suppliers to provide material that meets specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts would adversely affect production schedules and profitability.

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

We experience inherent concentration of credit risk in our accounts receivable

        Historically, a large portion of our sales have been generated by our top 15 customers. As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which characteristically has the majority of our consolidated accounts receivable balance. We consider the credit health and solvency of our customers when extending credit and when we develop our receivable allowance estimates. If our customers fail to pay a significant portion of outstanding receivable balances, it would have a negative impact on our results of operations.

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

Shifts in our product mix may result in declines in our gross margins and profit levels

        Our gross margins vary among our product groups and have fluctuated from quarter to quarter as a result of shifts in product mix (that is, how much of each product type we sell in any particular quarter). The introduction of new band instruments, decreases in average selling prices, and shifts in the proportion of student level instruments to professional level instruments may cause variances in our gross margins. We also experience variances in our gross margins as a result of shifts in the proportion of our piano retail sales to wholesale sales, as well as changes in amounts of piano sales to territories where we realize more favorable pricing.

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

We may face difficulties or delays renewing leases or re-leasing space in our office building

        We derive rental income from our building on West 57th Street in New York City. The master lease that was in effect for ten years expired at the end of 2008; therefore, we no longer have guaranteed rental income. Changes in local market conditions, such as an oversupply of properties, including space available by sublease, may make it more difficult for us to lease space at attractive rental rates or at all. If we are unable to lease a significant amount of space in our building on economically favorable lease terms, including the cost of required renovations or concessions to tenants, our cash flow would decrease which would adversely affect our business and operating results.

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

Changes in our effective tax rates could affect future results

        As an international company, we are subject to taxation in the United States and various other foreign jurisdictions in which we do business. One of these foreign jurisdictions has higher statutory rates than those in the United States, and certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense reserves and income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Our foreign operations are exposed to risks associated with foreign regulations, exchange rate fluctuations, trade restrictions and political, economic and social instability

        We manufacture, market and distribute our products worldwide. As a result, we are subject to the risks normally associated with foreign operations. For example, foreign regulations may limit our ability to produce and sell some of our products or repatriate profits to the United States. In addition, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. Our operations may also be negatively impacted by political, economic and social instability in foreign countries in which we operate. We are also exposed to risks associated with foreign currency fluctuations. A change in the exchange rates of the U.S. dollar, the Japanese yen, the British pound, the Chinese yuan and renminbi or the euro relative to each other or other foreign currencies could have a negative impact on us. Although we sometimes engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be sure that these fluctuations will not have an adverse effect on us. Sales outside the United States accounted for 49% of our net sales in 2010.

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

Messrs. Kirkland and Messina exercise significant control over us, which could adversely affect investors

        Mr. Kyle R. Kirkland, Chairman of the Board, and Mr. Dana D. Messina, Chief Executive Officer, hold in the aggregate 100% of our Class A common stock, representing approximately 80% of the voting power of our Company's capital stock. So long as Messrs. Kirkland and Messina continue to hold a majority of the voting power, they will be able, acting together, to exercise a controlling influence over our Company, including with respect to the composition of our board of directors and, through it, the direction and policies of the Company. We cannot assure that Messrs. Kirkland and Messina will not pursue other business interests that will conflict with investors' interests.

Item 1B. Unresolved Staff Comments

        None.

 Item 2. Properties

        We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York City. The remaining Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure our debt. The following table lists our significant owned and leased facilities:

Location	Owned/ Leased	Approximate Floor Space (Square Feet)	Type of Facility and Activity Performed

Long Island City, NY	Owned	450,000	Piano manufacturing and restoration; administrative offices; training
New York, NY	Owned	217,000	Piano retail store/showroom; office rental property
Melville, NY	Leased	9,200	Piano retail store/showroom
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
West Hollywood, CA	Leased	3,800	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices; training
	Leased	6,000	Piano retail store/showroom
Munich, Germany	Leased	15,000	Piano retail store/showroom
Düsseldorf, Germany	Leased	6,200	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Remscheid, Germany	Leased	25,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	22,000	Piano warehouse/showroom/workshop
London, England	Leased	10,000	Piano retail store/showroom
Tokyo, Japan	Leased	9,000	Piano selection center; warehouse
	Leased	2,000	Administrative offices
Eastlake, OH	Owned	160,000	Brass instrument manufacturing
Elkhart, IN	Owned	150,000	Brass instrument manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse; office
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Elkhorn, WI	Owned	58,000	Former brass instrument manufacturing; held for sale
Kenosha, WI	Owned	95,000	Former woodwind manufacturing and warehouse; held for sale
LaGrange, IL	Owned	35,000	Percussion instrument manufacturing
Monroe, NC	Leased	114,000	Percussion instrument manufacturing; warehouse
Cleveland, OH	Leased	35,000	String instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse

        We spent $3.7 million for capital improvements in 2010 consisting primarily of tooling, machinery, software and system upgrades, and plant and facility improvements. We expect capital spending in 2011 to be in the range of $4.0 to $6.0 million, relating to similar items, along with $1.0 to $2.0 million for improvements and renovations at our building in New York City.

 Item 3. Legal Proceedings

General

        We are involved in certain legal proceedings regarding environmental matters, which are described below. Further, in the ordinary course of business, we are party to various legal actions that management believes are routine in nature and incidental to the operation of the business. While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, or results of operations or prospects.

Environmental Matters

        We are required to comply with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties contaminated by hazardous substances, including chlorinated solvents. Our operations are subject to environmental laws and regulations that require us to obtain and maintain permits from regulatory authorities. Non-compliance with environmental laws and regulations or the permits we have been issued could give rise to significant fines, penalties and other costs. We currently do not expect to incur material expenditures relating to environmental compliance in 2011.

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

        We are continuing an existing environmental remediation plan at a facility we acquired in 2000. We expect to pay these costs, which approximate $0.6 million, over a 10-year period. We have accrued approximately $0.5 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.

        A summary of expected payments associated with this project is as follows:

Environmental Payments
2011	$77
2012	61
2013	61
2014	61
2015	61
Thereafter	302

Total	$623

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.4 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in other assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of December 31, 2010 and 2009. We reached an agreement with Grenadilla whereby current environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance. Accordingly, Grenadilla has recently expressed an interest in engaging in non-binding mediation in order to close out the escrow arrangement so that the cash can be distributed to the respective parties in accordance with the purchase agreement. Due to the nature of mediation, the impact, if any, on our financial condition or results of operations cannot be determined at this time.

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

Item 4. Removed and Reserved

 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Ordinary common stock is traded on the New York Stock Exchange ("NYSE") under the "LVB" symbol. On May 27, 2010, we submitted an unqualified certification to the NYSE regarding our compliance with NYSE corporate governance listing standards as of the date of certification. The following table sets forth, for the periods indicated, the high and low share prices of our Ordinary common stock as reported on the NYSE.

Year Ended December 31, 2010	High	Low

First Quarter	$20.48	$15.10
Second Quarter	20.76	16.37
Third Quarter	19.86	14.31
Fourth Quarter	20.00	16.25

Year Ended December 31, 2009	High	Low

First Quarter	$18.46	$6.83
Second Quarter	14.40	10.11
Third Quarter	12.83	9.81
Fourth Quarter	16.09	11.16

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

Holders of Record  –  As of March 1, 2011, there were 2,891 beneficial shareholders of our Ordinary common stock and two holders of record of the Class A common stock.

Dividends  –  Under our domestic credit facility agreement and the indenture for our senior note debt, we are permitted, within certain limitations, to pay cash dividends on our common stock. Although the limits under our indenture agreement increase as we accumulate earnings over time, we do not anticipate paying additional cash dividends on our common stock in the foreseeable future.

        The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our results of operations, financial condition, cash requirements, limitations or restrictions in debt agreements, tax treatment of dividends, business conditions and other factors.

Performance Graph  –  The following line graph compares the yearly percentage change in our cumulative total shareholder return on our Ordinary common stock for the period from December 31, 2005 to December 31, 2010 to the cumulative total return for the Russell 2000 Stock Index ("Russell 2000") and the cumulative total return for a peer group consisting of La-Z-Boy, Inc., Harley-Davidson, Inc., Callaway Golf Company, and Marine Products Corp ("Peer Group").

        The Peer Group was selected by management based on the status of each as a manufacturer and/or distributor of consumer goods in the luxury, leisure, or furniture categories. The performance graph assumes a $100 investment on December 31, 2005 in each of our Ordinary common stock, the Russell 2000, and the common stock of the Peer Group. Steinway Musical Instruments, Inc. is included in the Russell 2000. Total shareholder return for Steinway Musical Instruments, Inc., as well as the Russell 2000 and the Peer Group, is based on the cumulative amount of dividends for a period

(assuming dividend reinvestment) and the difference between the share price at the beginning and at the end of the period.

Cumulative Total Returns

	December 31,
	2005	2006	2007	2008	2009	2010
Steinway Musical Instruments, Inc.	$100.00	$121.72	$111.08	$70.55	$64.10	$79.97
Russell 2000	100.00	117.00	113.79	74.19	92.90	116.40
Peer Group	100.00	110.54	86.33	43.32	56.91	66.08

Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1 – August 31, 2010	1,627	$15.59	1,627	$22,843,680
September 1 – September 30, 2010	20,200	16.03	20,200	22,519,840

Total	21,827	$16.00	21,827	$22,519,840

        In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have purchased 102,127 shares under this program.

Equity Compensation Plans

        The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plan and our Stock Plans, which are described in Note 12:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Stock Plan	337,876	$20.95	–
2006 Stock Plan	749,010	20.45	249,740
2006 Purchase Plan	15,709	16.58	209,330

Total	1,102,595	$20.55	459,070

 Item 6. Selected Financial Data

        The following table sets forth our selected consolidated financial data as of and for each of the five years in the period ended December 31, 2010, as derived from our audited financial statements. The table should be read in conjunction with our Consolidated Financial Statements, including the footnotes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report, as well as previously filed Annual Reports on Form 10-K.

(In thousands except share and per share data)

Years Ended December 31,	2010	2009(1)	2008(2)	2007	2006(3)
Statement of operations data:
Net sales	$318,121	$306,436	$387,413	$406,314	$384,620
Gross profit	95,950	84,913	115,290	123,486	107,407
Income from operations	22,813	13,271	21,193	35,202	18,378
Net income (loss)	7,900	5,336	8,186	15,410	(668)
Earnings (loss) per share
Basic	$0.68	$0.60	$0.96	$1.81	$(0.08)
Diluted	$0.68	$0.60	$0.95	$1.78	$(0.08)
Weighted average shares:
Basic	11,640,955	8,855,138	8,557,761	8,521,700	8,303,770
Diluted	11,695,086	8,859,554	8,629,647	8,647,300	8,303,770
Balance sheet data (at December 31):
Cash	$119,811	$65,873	$44,380	$37,304	$30,409
Current assets	328,628	293,906	297,267	285,729	282,678
Total assets	485,094	449,790	453,318	457,678	447,175
Current liabilities	53,784	46,696	62,554	66,986	66,048
Total debt	154,510	158,240	186,750	176,266	178,411
Stockholders' equity	228,624	196,496	157,081	163,779	158,001
Other financial data:
Capital expenditures	$3,732	$4,552	$5,338	$4,967	$5,549
Cash dividends declared per common share	$–	$–	$–	$3.00	$–
Margins:
Gross profit	30.2%	27.7%	29.8%	30.4%	27.9%
Operating	7.2%	4.3%	5.5%	8.7%	4.8%
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

Overview

        Through our operating subsidiaries, we are one of the world's leading manufacturers of musical instruments. Our strategy is to capitalize on our strong brand names, leading market positions, strong distribution networks, and quality products.

Piano Segment  –  Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts. The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales. Given the total number of these pianos that we sell in any year (1,836 sold in 2010), a slight change in units sold can have a material impact on our business and operating results. Our results are also influenced by sales of Boston and Essex pianos, which together represented 76% of total piano units sold but only 25% of total piano division revenues in 2010. Our Boston piano line and our Essex piano line are each sole sourced from Asia. The ability of these manufacturers to produce and ship products to us could impact our business and operating results. A breakdown of sales by our divisions and their geographic location can be found in Note 17 to the financial statements. In 2010, our piano sales had the following geographic breakdown based on customer location: approximately 35% in the United States, 34% in Europe, 11% in China, 10% in Japan, and the remaining 10% primarily in other Asian countries. For the year ended December 31, 2010, our piano segment sales were $190.5 million, representing 60% of our total revenues.

Piano Outlook for 2011  –  We expect a challenging year for our overseas piano division with respect to sales and gross profit due to lingering economic problems in many of the markets to which that division sells. However, our domestic dealers are experiencing fewer credit restrictions, so we anticipate the improvement shown in the domestic piano results to continue during 2011. We will continue to manage production levels to minimize factory inefficiency and not build excess inventory and we have sufficient manufacturing capacity to meet anticipated or increased demand.

Band Segment  –  Our student band instrument sales are influenced by trends in school enrollment, general attitudes toward music and the arts, and our ability to provide competitively priced products to our dealer network. Management estimates that 80% of our domestic band sales are generated through educational programs; the remainder is to amateur or professional musicians or performing groups, including symphonies and orchestras.

        Our offerings of sourced products include quality, competitively priced instruments that have our brand names and are built to our specifications. Our product offerings are tailored to the needs of traditional school music dealers who provide full-service rental programs to beginning band students, as well as music retailers and e-commerce dealers selling directly to end consumers from their stores or through the Internet. We believe our product offerings have helped us remain competitive at various price points and will continue to do so in the future.

        In 2010, student level instruments accounted for approximately 58% of band & orchestral unit shipments and approximately 33% of band instrument revenues, with intermediate and professional instruments representing the balance. In 2010, approximately 75% of band sales were in the United

States, 10% in Europe and the remaining 15% primarily in Japan and Canada. For the year ended December 31, 2010, our band sales were $127.6 million, representing 40% of our total revenues.

Band Outlook for 2011  –  Instrument orders to date are higher than in 2010, so we expect sales to improve and margins to remain consistent in 2011. We will continue to manage production so as to minimize factory inefficiencies. We currently have sufficient manufacturing capacity to meet anticipated or increased demand.

Inflation and Foreign Currency Impact  –  Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

        Sales to customers outside the United States represented 49% of consolidated sales in 2010. We record sales in euro, Japanese yen, British pounds, and Chinese renminbi. In 2010, we generated 79% of our international sales through our piano segment. Foreign exchange rate changes reduced reported sales by approximately $2.1 million in the current year. Although currency fluctuations affect international sales, they also affect cost of sales and related operating expenses. Consequently, they generally have not had a material impact on operating income. We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division. We do not purchase currency-related financial instruments for purposes other than exchange rate risk management.

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

        In 2010, we utilized 100% of the foreign tax credits generated during the year, as well as $2.9 million of credits previously generated. However, due to our current expectation for prospective foreign tax credit utilization, we increased our valuation allowances for foreign tax credits generated during 2006 to 2008 for a comparable amount. Accordingly, the net impact on our overall effective tax rate was nominal. Since there was a minimal net impact of discrete items such as uncertain tax positions, our overall effective tax rate of 39.0% relates primarily to current period operations.

        In 2009, we were able to use over 80% of the foreign tax credits generated during the year. We recognized a benefit of $0.6 million for the excess foreign tax credits generated. Our overall effective tax rate for 2009 was 37.3%, which was comprised of 35.8% relating to current period operations and 1.5% relating to discrete items such as uncertain tax positions and settlements with taxing authorities.

        In 2008, we were able to use approximately 60% of the foreign tax credits generated during the year. We recognized a benefit of $0.9 million for the excess foreign tax credits generated, net of reserves, which were recorded based on our historical foreign tax credit usage trends and anticipated ratios of foreign source income to domestic income in the future. Our rate was beneficially impacted by $1.1 million in reduction of taxes, interest, and penalties associated with uncertain tax positions that were settled during the year. Accordingly, our overall effective tax rate was 37.7% in 2008.

Results of Operations
Fiscal Year 2010 Compared to Fiscal Year 2009

	For the years ended December 31,				Change
	2010		2009		$	%
Net sales
Band	$127,625		$126,437		1,188	0.9
Piano	190,496		179,999		10,497	5.8

Total sales	318,121		306,436		11,685	3.8
Cost of sales
Band	95,569		98,058		(2,489)	(2.5)
Piano	126,602		123,465		3,137	2.5

Total cost of sales	222,171		221,523		648	0.3
Gross profit
Band	32,056	25.1%	28,379	22.4%	3,677	13.0
Piano	63,894	33.5%	56,534	31.4%	7,360	13.0

Total gross profit	95,950		84,913		11,037	13.0
	30.2%		27.7%
Operating expenses	73,137		70,666		2,471	3.5
Facility rationalization and impairment charges	–		976		(976)	(100.0)

Total operating expenses	73,137		71,642		1,495	2.1
Income from operations	22,813		13,271		9,542	71.9
Other expense (income), net	370		(1,847)		2,217	(120.0)
Gain on extinguishment of debt	(104)		(3,434)		3,330	(97.0)
Net interest expense	9,586		10,045		(459)	(4.6)

Non-operating expenses	9,852		4,764		5,088	106.8
Income before income taxes	12,961		8,507		4,454	52.4
Income tax provision	5,061	39.0%	3,171	37.3%	1,890	59.6

Net income	$7,900		$5,336		2,564	48.1

Overview  –  Although economic conditions continued to impact our results in 2010, we experienced improvements in both the band and piano divisions, especially during the latter half of the year. Piano division revenue increased due to increased demand and better access to available financing by our dealers. Piano margins also improved due to higher production volume at both of our manufacturing facilities. Band division sales were slightly higher than 2009, but margins improved to a greater extent due to more consistent production schedules, which resulted in better factory efficiency.

Net Sales  –  Net sales increased $11.7 million primarily due to the $9.0 million improvement in U.S. piano division revenue. Domestically, Steinway grand unit shipments were 13% higher and mid-priced piano line shipments were consistent with the year-ago period. Despite an unfavorable exchange rate impact of $2.1 million, overseas piano division revenue improved $1.5 million. This was largely attributable to a 36% improvement in mid-priced piano line shipments which more than offset a 4% decrease in overseas Steinway grand unit sales.

        Band division sales increased $1.2 million on an overall unit volume increase of 7%. The unit volume improvement outpaced the revenue improvement due to more cash and promotional discounts issued in 2010.

Gross Profit  –  Gross profit improved $11.0 million due to higher sales and gross margins at the piano division and a better gross margin at the band division. Gross margin for the band division increased from 22.4% to 25.1% due to more consistent production and greater factory efficiencies at most plants, which contributed $3.3 million to gross profit. Lower pension expenses also helped improve gross profit in 2010.

        Piano segment gross profit increased $7.4 million during the period. Domestically, piano margins shifted upward from 26.4% to 30.4% due to a more consistent production schedule. Although the number of units produced was similar to the prior year, production days increased 38%. This resulted in lower unabsorbed overhead and fewer factory inefficiencies, which benefited the gross margin. Production days overseas increased 18%, which caused a similar margin improvement from 35.4% to 36.3%. Nevertheless, a shift in mix toward mid-priced piano lines from higher margin Steinway grand pianos somewhat offset the impact of greater factory efficiencies on gross profit compared to 2009.

Operating Expenses  –  Operating expenses were $2.5 million higher than in the year-ago period. A $2.9 million increase in sales and marketing expenses due to higher salaries, commissions, bonuses, marketing, and advertising costs was partially offset by $1.5 millon shift from bad debt expense to bad debt recovery. Increased headcount, wages, and bonuses caused a $0.6 million increase in general and administrative costs, and other operating expenses increased $0.5 million due to additional environmental reserves recorded for facilities acquired in 2004.

Facility Rationalization and Impairment Charges  –  Facility rationalization and impairment charges decreased $1.0 million. We wrote down $1.0 million of trademarks associated with our online music business in the year-ago period, whereas in the current period, we had no impairment charges.

Non-operating Expenses  –  Non-operating expenses were $5.1 million higher than the year-ago period due to several factors. We experienced a shift from net income to net expense of $3.5 million from our West 57th Street building. We expect to incur a temporary loss on this facility until we have leased more of the remaining available space to new tenants. There was also a $3.3 million reduction in net gains on extinguishment of debt, which resulted from repurchasing less debt ($5.8 million in 2010 vs. $10.9 million in 2009) at higher rates. However, net interest expense was $0.5 million lower as a result of these repurchases and not utilizing our domestic line of credit in 2010. We also benefited from a shift from foreign exchange losses to foreign exchange gains of $1.6 million during the period.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

	For the years ended December 31,				Change
	2009		2008		$	%
Net sales
Band	$126,437		$159,047		(32,610)	(20.5)
Piano	179,999		228,366		(48,367)	(21.2)

Total sales	306,436		387,413		(80,977)	(20.9)
Cost of sales
Band	98,058		124,752		(26,694)	(21.4)
Piano	123,465		147,371		(23,906)	(16.2)

Total cost of sales	221,523		272,123		(50,600)	(18.6)
Gross profit
Band	28,379	22.4%	34,295	21.6%	(5,916)	(17.3)
Piano	56,534	31.4%	80,995	35.5%	(24,461)	(30.2)

Total gross profit	84,913		115,290		(30,377)	(26.3)
	27.7%		29.8%
Operating expenses	70,666		84,220		(13,554)	(16.1)
Facility rationalization and impairment charges	976		9,877		(8,901)	(90.1)

Total operating expenses	71,642		94,097		(22,455)	(23.9)
Income from operations	13,271		21,193		(7,922)	(37.4)
Other income, net	(1,847)		(536)		(1,311)	244.6
Gain on extinguishment of debt	(3,434)		(636)		(2,798)	439.9
Net interest expense	10,045		9,218		827	9.0

Non-operating expenses	4,764		8,046		(3,282)	(40.8)
Income before income taxes	8,507		13,147		(4,640)	(35.3)
Income tax provision	3,171	37.3%	4,961	37.7%	(1,790)	(36.1)

Net income	$5,336		$8,186		(2,850)	(34.8)

Overview  –  Adverse economic conditions negatively impacted both the piano and band divisions' revenue throughout 2009. Piano division revenue was adversely affected by the economic crisis as well as our dealers' access to available financing. Piano margins continued to be negatively impacted by lower production volume at both of our manufacturing facilities. Band division sales decreased as a result of reduced demand, similar credit restrictions, and dealers' tendency to only order products that could be resold quickly. However, band margins improved due largely to lower cash discounts and sales program costs. In an effort to mitigate the impact of lower gross profit, management reduced headcount, lowered salaries, suspended or reduced benefits, and took other cost saving measures throughout the Company.

        Piano division results include the operations of our online music business, which recognized an impairment charge of $1.0 million on its trademark assets due to a decline in estimated forecasted discounted cash flows as a result of the economic downturn. No charge was taken against any other intangible assets and no other events or circumstances occurred subsequent to our annual testing in July 2009 which would have indicated impairment.

Net Sales  –  Net sales decreased $81.0 million due to decreases in both the band and piano division revenues of 21%. Band division revenues decreased $32.6 million on a 32% decrease in unit shipments.

This was mitigated by a shift from beginner level instruments towards higher priced intermediate and professional level instruments. Piano revenues, which included $8.4 million of online music retail sales, deteriorated $48.4 million in 2009.

        Domestically, Steinway grand unit shipments dropped 39%, while mid-priced piano unit shipments decreased 22%, resulting in $27.6 million lower revenues. Overseas Steinway grand unit shipments decreased 23% and mid-priced piano line shipments decreased 10%, causing the $20.8 million deterioration in sales. This includes a $2.6 million reduction in revenues attributable to foreign exchange. We experienced reduced demand at both the wholesale and retail levels worldwide, although our mid-priced piano lines were less affected by the economic downturn.

Gross Profit  –  Gross profit fell $30.4 million due to lower sales at both divisions and lower margins at the piano division. The band division's gross margin increased slightly, from 21.6% to 22.4% during the period. Pension costs increased $3.3 million due primarily to pension asset portfolio deterioration. This was more than offset by reduced cash discounts and sales program costs, which were $3.7 million higher in 2008. The absence of severance costs associated with our facility rationalization project, which were $0.9 million in the year-ago period, and the shift in mix to certain higher margin accessories and brass instruments mitigated the unabsorbed overhead resulting from lower production.

        Piano segment gross profit dropped $24.5 million during the period. Domestically, piano gross margins decreased from 28.9% to 26.4% as the factory produced 37% fewer Steinway grand pianos than in the year-ago period in order to manage inventory levels. This resulted in higher unabsorbed overhead and product costs, which adversely impacted the margin. Overseas margins went from 41.3% to 35.4% as our factory in Germany also reduced production of Steinway grands by 35% compared to 2008.

Operating Expenses  –  Operating expenses were $13.6 million lower due to several factors. Sales and marketing expenses decreased $9.1 million due to lower salaries, commissions, and bonuses, as well as decreased spending for trade shows and advertising. Due to reductions in headcount, wages, benefits, and outside services, general and administrative costs were $4.6 million less than in 2008.

Facility Rationalization and Impairment Charges  –  Facility rationalization and impairment charges decreased $8.9 million. We wrote off $8.6 million of band division goodwill in 2008, whereas 2009 impairment charges were limited to the $1.0 million write down of trademarks associated with our online music business.

Non-operating Expenses  –  Non-operating expenses decreased $3.3 million due to the extinguishment of $10.9 million of our Senior Notes, which resulted in a $3.4 million net gain, as compared to the $0.6 million gain in 2008. Other income, net increased $1.3 million over 2008. Foreign exchange losses were $0.9 million more than in 2008. However, these expenses were more than offset by the shift from losses to gains on our Supplemental Executive Retirement Plan ("SERP") assets and increased net income from our Steinway Hall property. Net interest expense was $0.8 million higher due to lower interest income on band division financed receivables.

Liquidity and Capital Resources

        We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital lines, to finance our operations, repay or repurchase long-term indebtedness, finance acquisitions, and fund our capital expenditures. Our overseas divisions, particularly those in Asia, are normally in a borrowing position on their lines. These borrowings are likely to be less than $5.0 million at any given time. In 2008, our domestic line went virtually unused until the fourth quarter, when we borrowed $30.0 million to ensure short-term liquidity. We paid down $15.0 million of that balance prior to December 31, 2008. In 2009, we utilized our domestic line of credit most of the year, and our borrowings reached a high of $34.9 million, largely to ensure short-term liquidity by maintaining a substantial cash balance. However, we paid down our domestic borrowings in November and December 2009 and had nothing outstanding as of December 31, 2010.

Cash Flows  –  Our statements of cash flows are summarized as follows:

For the years ended December 31,	2010	2009	2008
Net income:	$7,900	$5,336	$8,186
Changes in operating assets and liabilities	17,544	10,206	(21,988)
Other adjustments to reconcile net income to cash flows from operating activities	10,224	8,374	20,773

Cash flows from operating activities	35,668	23,916	6,971
Cash flows from investing activities	(3,962)	(5,347)	(7,655)
Cash flows from financing activities	23,900	2,858	9,084

        In 2010, cash flows from operating activities increased $11.8 million. Although the sales increase caused a decrease in source of cash from accounts receivable of $13.3 million, we also generated $3.6 million more cash from inventory since the sales improvement helped reduce our finished goods levels. We experienced a shift from use to source of cash of $18.1 million related to accounts payable and accrued expenses during the period. In 2009, we had implemented cost cutting measures to conserve cash and reduce expenditures. In 2010, spending has returned to normal levels.

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

        In 2010, cash used for investing activities decreased $1.4 million, $0.8 million of which was due to reduced capital expenditures. The remaining reduction is largely attributable to lower payments for acquisitions. In 2009 we purchased a retail store in Dusseldorf, Germany. In 2010, acquisitions were limited to a small music education business purchased by our band division.

        In 2009, cash used for investing activities decreased $2.3 million. In 2008, we acquired Arkiv and Clickpoint and paid out $3.2 million related to acquisitions. In 2009, acquisition activity was limited to the purchase of a retail store in Düsseldorf, Germany for $0.8 million. Although capital expenditures were $0.8 million lower than the year-ago period, proceeds from sales of property were lower by the same amount. In 2008, cash used for investing activities increased $2.9 million due to our acquisitions of Arkiv and Clickpoint.

        In 2010, cash provided by financing activities increased $21.0 million, which was derived from $28.2 million in proceeds received from issuance of our stock and $1.7 million generated from borrowing on our overseas lines of credit. These were offset by $5.6 million used to repurchase $5.8 million in principal of our Senior Notes and $0.3 million used to purchase treasury stock. In 2009, cash provided by financing activities decreased $6.2 million. Although we received $27.8 million in proceeds from sales of our stock, we utilized $15.0 million to pay off our domestic line of credit, $2.7 million to pay down our foreign borrowings, and $7.3 million to repurchase $10.9 million in principal of our Senior Notes. In

2008, cash provided by financing activities shifted $32.3 million largely due to the $15.0 million outstanding borrowing on our domestic line of credit.

Capital Expenditures  –  Our capital expenditures consist primarily of tooling, machinery, software and system upgrades, and plant and facility improvements. We expect capital spending in 2011 to be in the range of $4.0 to $6.0 million, relating to similar items, with an additional $1.0 to $2.0 million for improvements and renovations at our building in New York City.

Seasonality  –  Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below. Due to these programs, we have large working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $35.0 to $40.0 million in August and September, and lesser requirements when they are at lows of approximately $25.0 to $30.0 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules. The following forms of financing are offered to qualified band instrument dealers.

a)
Receivable dating – Payments on purchases made from October through August of the following year are due in October. Dealers are offered discounts for early payment.

b)
Note receivable financing – Dealers that meet certain credit qualifications may convert open accounts to a note payable to us. The note program is offered primarily in October and coincides with the receivable dating program. The terms of the notes generally include payment over a nine to twelve month period with interest ranging from 7.25% to 11.0% (generally 4% to 6% over prime). Interest rates are contingent upon credit ratings and borrowing periods. In certain situations, we have offered long-term arrangements for up to thirty-six months. In most instances, the note receivable is secured by dealer inventories and receivables.

Other Financing Arrangements  –  We established a program in 2009 to provide financing to certain domestic piano dealers. As of December 31, 2010, the total financing available to these dealers was less than $1.0 million. Beyond this program, we generally do not provide extended financing arrangements to our piano dealers. Typically, if financing is required by a dealer, we will facilitate arrangements through a third-party provider. We generally provide no guarantees with respect to these arrangements.

Off-balance Sheet Arrangements  –  We currently do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Pensions and Other Postretirement Benefits  –  When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension plan, we used a long-term rate of return on plan assets of 9%, which was developed with input from our investment committee, and is consistent with that of prior years. We believe that 9% is consistent with the historical long-term return trends on our domestic pension assets and our expectations for future returns. The discount rate utilized for determining future pension and other postretirement benefit obligations for our domestic plans is based on a long-term bond yield curve which matches the expected benefit payment period under the plan. The bonds used have been rated Aa or AA or better by recognized rating agencies, are non-callable, and have at least $250.0 million par outstanding to ensure they are sufficiently marketable. The weighted-average discount rates used for December 31, 2010 and 2009 were 5.26% and 5.95%, respectively, for our domestic pension plan and 5.12% and 5.83% for our postretirement benefit obligation plan.

        The weighted-average discount rates (5.40% and 5.69% as of December 31, 2010 and 2009, respectively) and rates of return (5.30% and 6.00% as of December 31, 2010 and 2009, respectively) on plan assets for our foreign pension and other postretirement benefit plans were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur in the applicable jurisdiction.

Borrowing Activities and Availability  –  On October 5, 2010, we entered into a new domestic credit facility with a syndicate of lenders (the "Credit Facility"). The Credit Facility provides us with a potential borrowing capacity of $100.0 million in revolving credit loans and expires on October 5, 2015. It also provides for borrowings at either London Interbank Offering Rate ("LIBOR") plus a range from 1.75% to 2.25% or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon availability at the time of borrowing. Borrowings are collateralized by our domestic accounts receivable, inventory and certain fixed assets.

        Our non-domestic credit facilities provide for borrowings equivalent to $27.9 million as of December 31, 2010. There have been no material changes to our borrowing abilities overseas, and we typically are in a borrowing position of less than $5.0 million at any given time. Our non-domestic credit facilities are discussed more fully in Note 11 to the consolidated financial statements.

        At December 31, 2010, our total outstanding indebtedness amounted to $155.0 million, consisting of $152.5 million of Senior Notes due March 1, 2014 and $2.5 million of notes payable to foreign banks. We had nothing outstanding on our domestic line of credit as of December 31, 2010. During 2010 we repurchased $5.8 million of our Senior Notes. We may consider additional repurchases or restructuring of our Senior Note debt in the future, contingent upon cash availability, interest rates, and the trading and call prices on our Senior Notes. Cash interest paid was $12.3 million in 2010, $13.6 million in 2009, and $12.4 million in 2008.

        All of our debt agreements contain covenants that place certain restrictions on us, limiting our ability to incur additional indebtedness, to make investments in other entities, and to make cash dividend payments. We were in compliance with all such covenants as of December 31, 2010 and do not anticipate any compliance issues in 2011. Our domestic debt agreements contain limitations on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program.

        We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off our seasonal borrowings on our domestic line of credit.

        We intend to manage accounts receivable and credit risk and control inventory levels via reduced purchases and production schedules. Our intention is to manage cash outflow, maintain sufficient operating cash on hand to meet short-term requirements, and minimize credit facility borrowings.

        We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2011, although we may consider acquisitions or debt restructurings that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility and non-domestic credit facilities, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2011.

Contractual Obligations  –  The following table provides a summary of our contractual obligations at December 31, 2010.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$188,799	$13,163	$21,351	$154,285	$–
Capital leases	8	8	–	–	–
Operating leases(2)	256,516	6,011	9,761	8,148	232,596
Purchase obligations(3)	31,065	30,581	484	–	–
Other non-current liabilities(4)	44,541	5,584	4,096	3,899	30,962

Total	$520,929	$55,347	$35,692	$166,332	$263,558

Notes to Contractual Obligations:

(1)
Long-term debt represents long-term debt obligations, the fixed interest on our Senior Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable December 31, 2010 rates. The nature of our long-term debt obligations is described more fully in the "Borrowing Availability and Activities" section of "Liquidity and Capital Resources."

(2)
Approximately $243.4 million of our operating lease obligations are attributable to the land lease associated with Steinway Hall, which has eighty-seven years remaining, and is described in Note 13 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3)
Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4)
Our other non-current liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 14 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements, which are described in Note 13 in the Notes to the Consolidated Financial Statements included within this filing. We have not included $0.3 million of uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Critical Accounting Policies and Estimates

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

  Accounts Receivable

          We establish allowances for accounts receivable and notes receivable. We review overall collectibility trends and customer characteristics such as debt leverage, solvency, and outstanding balances in order to develop our estimates. Historically, a large portion of our sales at both our piano and band divisions has been generated by our top 15 customers. As a result, we experience some inherent concentration of credit risk in our accounts receivable due to its composition and the relative proportion of large customer receivables to the total. This is especially true at our band division, which characteristically has a majority of our consolidated accounts receivable balance. We consider the credit health and solvency of our customers when developing our receivable allowance estimates.

  Inventory

          We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, including a shift from batch processing to single piece production flow, coupled with increased offshore sourcing, could affect our ability to realize the current cost of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We account for our inventory using standard costs. Accordingly, variances between actual and standard costs that are normal in nature are capitalized into inventory and released based on calculated inventory turns. Abnormal costs are expensed in the period in which they occur.

  Workers' Compensation and Self-Insured Health Claims

          We establish self-insured workers' compensation and health claims reserves based on our trend analysis of data provided by third-party administrators regarding historical claims and anticipated future claims.

  Long-lived Assets

          We review long-lived assets, such as property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We measure recoverability by comparing the carrying amount of the asset or asset group to the estimated future cash flows the asset or asset group is expected to generate.

          We establish long-lived intangible assets based on estimated fair values, and amortize finite-lived intangibles over their estimated useful lives. We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within a reporting unit that have similar economic characteristics.

          Our assessment is based on a comparison of net book value to estimated fair values using an income and market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market participant weighted average costs of capital as a basis for determining the discount rates to apply to our reporting units' future expected cash flows, adjusted for the risks and uncertainty inherent in our industry generally and in our internally developed forecasts.

  Pensions and Other Postretirement Benefit Costs

          We make certain assumptions when calculating our benefit obligations and expenses. We base our selection of assumptions, such as discount rates and long-term rates of return, on information provided by our actuaries, investment advisors, investment committee, current rate trends, and historical trends for our pension asset portfolios. Our benefit obligations and expenses can fluctuate based on the assumptions management selects.

  Income Taxes

          When appropriate, we record valuation allowances for certain deferred tax assets related to foreign tax credit carryforwards and state net operating loss carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be fully realized. The ultimate realization of these assets is dependent upon many factors, including the ratio of foreign source income to overall income and generation of sufficient future taxable income in the states for which we have loss carryforwards. When establishing or adjusting valuation allowances, we consider these factors, as well as anticipated trends in foreign source income and tax planning strategies which may impact future realizability of these assets.

          A liability has been recorded for uncertain tax positions. When analyzing these positions, we consider the probability of various outcomes which could result from examination, negotiation, or settlement with various taxing authorities. The final outcome of these positions could differ significantly from our original estimates due to the following: expiring statutes of limitations; availability of detailed historical data; results of audits or examinations conducted by taxing authorities or agents that vary from management's anticipated results; identification of new tax contingencies; release of applicable administrative tax guidance; management's decision to settle or appeal assessments; the rendering of court decisions affecting our estimates of tax liabilities; or other factors.

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

        We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our consolidated financial statements.

Recent Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance regarding when to perform certain impairment testing on reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not currently have any reporting units with zero or negative carrying values.

        In January 2010, the FASB issued guidance which amends the existing fair value measurements and disclosure guidance. These amendments require a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The amendments also provide guidance on employers' disclosures about pension and postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. We were required to comply with this new standard as of January 1, 2010. Its adoption did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate some of our cash flow exposure to foreign currency fluctuations by holding forward foreign currency contracts. These contracts are not designated as hedges for accounting purposes. The contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 2010, a 10% negative change in foreign currency exchange rates from market rates would decrease the fair value of the contracts by $0.8 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current forward rate. However, we would offset any such gains and losses by corresponding losses and gains, respectively, on the related asset or liability.

Interest Risk

        Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt. Our revolving loans bear interest at rates that fluctuate with changes in PRIME, LIBOR, TIBOR, and EURIBOR and are therefore sensitive to changes in market interest rates. Since we had limited variable rate borrowings for the year ended December 31, 2010, a hypothetical 10% increase in interest rates would have increased our interest expense by a nominal amount.

        Our long-term debt includes $152.5 million of Senior Notes with a fixed interest rate. Accordingly, there would be no immediate impact on our interest expense associated with these Senior Notes due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by less than $0.1 million as of December 31, 2010.

 Item 8. Financial Statements And Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Steinway Musical Instruments, Inc.:

We have audited the accompanying consolidated balance sheet of Steinway Musical Instruments, Inc. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Steinway Musical Instruments, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts
March 14, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steinway Musical Instruments, Inc.

We have audited the accompanying consolidated balance sheet of Steinway Musical Instruments, Inc. and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Boston, Massachusetts
March 10, 2010

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Share and Per Share Data)

For the years ended December 31,	2010	2009	2008
Net sales	$318,121	$306,436	$387,413
Cost of sales	222,171	221,523	272,123

Gross profit	95,950	84,913	115,290
Operating expenses:
Sales and marketing	41,634	38,742	47,804
(Recovery of) provision for doubtful accounts	(294)	1,161	714
General and administrative	29,688	29,083	33,693
Amortization	1,226	1,306	1,131
Other operating expenses	883	374	878
Facility rationalization and impairment charges	–	976	9,877

Total operating expenses	73,137	71,642	94,097

Income from operations	22,813	13,271	21,193
Other expense (income), net	370	(1,847)	(536)
Gain on extinguishment of debt	(104)	(3,434)	(636)
Interest income	(1,431)	(1,830)	(3,049)
Interest expense	11,017	11,875	12,267

Total non-operating expenses	9,852	4,764	8,046

Income before income taxes	12,961	8,507	13,147
Income tax provision	5,061	3,171	4,961

Net income	$7,900	$5,336	$8,186

Earnings per share – basic	$0.68	$0.60	$0.96

Earnings per share – diluted	$0.68	$0.60	$0.95

Weighted average shares:
Basic	11,640,955	8,855,138	8,557,761
Diluted	11,695,086	8,859,554	8,629,647

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Data)

December 31,	2010	2009
Assets
Current assets:
Cash	$119,811	$65,873
Accounts, notes and other receivables, net	42,385	45,073
Inventories, net	144,500	158,030
Prepaid expenses and other current assets	10,513	13,499
Deferred tax assets	11,419	11,431

Total current assets	328,628	293,906
Property, plant and equipment, net	86,404	89,538
Trademarks	14,981	15,284
Goodwill	26,023	24,063
Other intangibles, net	4,028	4,183
Other assets	16,144	12,663
Long-term deferred tax assets	8,886	10,153

Total assets	$485,094	$449,790

Liabilities and stockholders' equity
Current liabilities:
Debt	$2,462	$537
Accounts payable	12,141	9,764
Other current liabilities	39,181	36,395

Total current liabilities	53,784	46,696
Long-term debt	152,048	157,703
Deferred tax liabilities	3,761	7,124
Pension and other postretirement benefit liabilities	38,366	35,766
Other non-current liabilities	8,511	6,005

Total liabilities	256,470	253,294

Commitments and contingent liabilities
Stockholders' equity:
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued and outstanding	–	–
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 13,626,363 and 11,844,592 shares issued in 2010 and 2009, respectively, and 11,577,760 and 9,817,816 shares outstanding in 2010 and 2009, respectively	14	12
Additional paid-in capital	154,404	125,192
Retained earnings	134,209	126,415
Accumulated other comprehensive loss	(12,935)	(7,851)
Treasury stock, at cost (2,024,903 and 2,026,776 shares of Ordinary common stock in 2010 and 2009, respectively)	(47,068)	(47,272)

Total stockholders' equity	228,624	196,496

Total liabilities and stockholders' equity	$485,094	$449,790

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

For the years ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net income	$7,900	$5,336	$8,186
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,550	10,370	10,928
Gain on extinguishment of debt	(104)	(3,434)	(636)
Facility rationalization charges	–	–	1,322
Goodwill and trademark impairment	–	976	8,555
Stock-based compensation expense	1,447	1,207	1,115
Tax deficiency (excess benefit) from stock-based awards	63	–	(4)
Tax benefit from stock option exercises	5	–	5
Deferred tax benefit	(458)	(1,679)	(2,035)
(Recovery of) provision for doubtful accounts	(294)	1,161	714
Other	15	(227)	809
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts, notes and other receivables	2,031	15,363	13,642
Inventories	9,867	6,310	(19,584)
Prepaid expenses and other assets	(933)	47	(2,620)
Accounts payable	2,575	(7,235)	4,257
Other current and non-current liabilities	4,004	(4,279)	(17,683)

Cash flows from operating activities	35,668	23,916	6,971
Cash flows from investing activities:
Capital expenditures	(3,732)	(4,552)	(5,338)
Proceeds from sales of property, plant and equipment	20	25	854
Other	103	–	–
Acquisition of businesses, net of cash acquired	(353)	(820)	(3,181)

Cash flows from investing activities	(3,962)	(5,347)	(7,665)
Cash flows from financing activities:
Borrowings under lines of credit	2,136	277,245	36,092
Repayments under lines of credit	(400)	(294,913)	(20,717)
Repayments of long-term debt, net of discount	(5,633)	(7,280)	(4,981)
Proceeds from issuance of common stock	28,209	27,806	817
Purchase of treasury stock	(349)	–	(2,131)
Tax deficiency (excess benefit) from stock-based awards	(63)	–	4

Cash flows from financing activities	23,900	2,858	9,084
Effects of foreign exchange rate changes on cash	(1,668)	66	(1,314)

Increase in cash	53,938	21,493	7,076
Cash, beginning of year	65,873	44,380	37,304

Cash, end of year	$119,811	$65,873	$44,380

Supplemental cash flow information:
Interest paid	$12,279	$13,646	$12,444
Income taxes paid	$7,429	$5,744	$14,150

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2008	$11	$94,370	$112,917	$1,773	$(45,292)	$163,779
Comprehensive loss:
Net income			8,186			8,186
Foreign currency translation adjustment				(3,991)		(3,991)
Changes in pension and other postretirement benefits, net				(10,699)		(10,699)

Total comprehensive loss						(6,504)

Exercise of 6,500 options for shares of common stock			(24)		151	127
Stock-based compensation		1,115				1,115
Tax benefit of options exercised		5				5
Issuance of 29,379 shares of common stock		690				690
Purchase of 80,300 shares of treasury stock					(2,131)	(2,131)

Balance, December 31, 2008	11	96,180	121,079	(12,917)	(47,272)	157,081
Comprehensive income:
Net income			5,336			5,336
Foreign currency translation adjustment				2,230		2,230
Changes in pension and other postretirement benefits, net				2,836		2,836

Total comprehensive income						10,402

Stock-based compensation		1,207				1,207
Issuance of 1,762,509 shares of common stock	1	27,805				27,806

Balance, December 31, 2009	12	125,192	126,415	(7,851)	(47,272)	196,496
Comprehensive income:
Net income			7,900			7,900
Foreign currency translation adjustment				(3,540)		(3,540)
Changes in pension and other postretirement benefits, net				(1,544)		(1,544)

Total comprehensive income						2,816

Exercise of 24,950 options for shares of common stock	–	14	(106)		553	461
Tax benefit of options exercised		5				5
Stock-based compensation		1,447				1,447
Issuance of 1,756,821 shares of common stock	2	27,746				27,748
Purchase of 21,827 shares of treasury stock					(349)	(349)

Balance, December 31, 2010	$14	$154,404	$134,209	$(12,935)	$(47,068)	$228,624

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009, and 2008
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

        Throughout these financial statements "we," "us," and "our" refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

2.     Significant Accounting Policies

Principles of Consolidation  –  Our consolidated financial statements include the accounts of all direct and indirect subsidiaries, all of which are wholly owned. All intercompany balances have been eliminated in consolidation.

Use of Estimates  –  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates in the consolidated financial statements include accounts receivable allowances, inventory reserves, workers' compensation and self-insured health claims, impairment of long-lived assets, pension and other post retirement benefit cost assumptions, deferred income tax valuation allowances, uncertain tax positions, and environmental liabilities.

Revenue Recognition  –  Generally, revenue for wholesale transactions is recognized upon shipment following receipt of a valid dealer order. Retail revenue is generally recognized upon delivery to the customer in accordance with the customer's purchase agreement, and restoration revenue is recognized based on the completed contract method. Revenue from restoration services and rentals is not material to the consolidated financial statements and is included within net sales. Shipping and handling fees billed to customers are not material and are included within net sales and the related costs are reported within cost of sales. We provide for the estimated costs of warranties, discounts and returns at the time of revenue recognition.

Inventories  –  Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Depreciation and Amortization  –  Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining term of the respective lease, whichever is shorter. Estimated useful lives are as follows:

Buildings and improvements	15 – 40 years
Leasehold improvements	5 – 15 years
Machinery, equipment and tooling	3 – 10 years
Office furniture and fixtures	3 – 10 years
Concert and Artist and rental pianos	15 years

        When impairment indicators are present, we evaluate the recoverability of our long-lived assets by comparing the estimated future cash flows expected to be generated by those assets to their carrying value. Should the assessment indicate an impairment, the affected assets are written down to fair value. Assets held-for-sale are included in prepaid expenses and other current assets and are recorded at the lower of cost or net realizable value. We had $1.3 million of such assets, which are comprised of two facilities no longer in use, as of December 31, 2010 and 2009.

Goodwill, Trademarks, and Other Intangible Assets  –  Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt using the effective interest rate method. We test our goodwill and trademarks for impairment annually, or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

        We performed our annual goodwill and intangible asset impairment test as of July 31, 2010. Our fall budgeting and planning process provides multi-year cash flows which we use to conduct our annual impairment testing of intangible assets. Our 2010 analysis did not indicate an impairment of any goodwill or trademarks at either the piano or band division; therefore, no charge was taken against those assets or any other intangible assets attributable to those divisions. No events or circumstances occurred subsequent to our annual impairment test which would have indicated that these assets may be impaired.

        In 2009, our annual impairment testing indicated a decline in the estimated forecasted discounted cash flows for our online music business component of the piano division. Accordingly, we wrote down $1.0 million in trademarks attributable to that division. In 2008, our annual impairment testing indicated a decline in the estimated forecasted discounted cash flows for the band division. Accordingly, we wrote off all of the $8.6 million in goodwill attributable to that division.

Advertising  –  Advertising costs are expensed as incurred. Advertising expense was $5.2 million for the year ended December 31, 2010, $5.1 million for the year ended December 31, 2009, and $7.1 million for the year ended December 31, 2008.

Accounts, Notes and Other Receivables, Net  –  Accounts, notes and other receivables are recorded net of allowances for bad debts, discounts and returns. Generally, we reserve all receivables that are in excess of one year past due. We write off receivables in the event of customer bankruptcy, or at management's discretion when collectibility is no longer reasonably possible.

December 31,	2010	2009
Accounts receivable	$41,236	$43,346
Notes and other receivables	13,414	15,370

Accounts, notes and other receivables, gross	54,650	58,716
Allowance for doubtful accounts	(10,316)	(11,088)
Allowance for discounts and returns	(1,949)	(2,555)

Accounts, notes and other receivables, net	$42,385	$45,073

A summary of the activity in the allowance for doubtful accounts is as follows:

For the years ended December 31,	2010	2009	2008
Beginning balance	$11,088	$12,546	$13,570
Additions (recoveries)	(294)	1,161	714
Foreign currency translation adjustments	(10)	29	(76)
Deductions and other	(468)	(2,648)	(1,662)

Ending balance	$10,316	$11,088	$12,546

Income Taxes  –  We provide for income taxes using an asset and liability approach. We compute deferred income tax assets and liabilities annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. When necessary, we establish valuation allowances to reduce deferred tax assets to the amount that more likely than not will be realized.

        We report income tax-related interest and penalties as a component of income tax expense. We file income tax returns at the U.S. federal, state, and local levels, as well as in several foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2007.

Foreign Currency Translation and Remeasurement  –  We translate assets and liabilities of non-U.S. operations into U.S. dollars at year end rates, and revenues and expenses at average rates of exchange prevailing during the year. We report the resulting translation adjustments as a separate component of accumulated other comprehensive income or loss. We recognize foreign currency transaction gains and losses in the consolidated statements of operations as incurred.

Foreign Currency Exchange Contracts  –  We enter into foreign currency exchange contracts to mitigate the risks from foreign currency fluctuations on certain intercompany transactions. These contracts are not designated as hedging instruments for accounting purposes, and are not used for trading or speculative purposes. Gains and losses arising from fluctuations in exchange rates are recognized in the statement of operations. Such gains and losses offset the foreign currency exchange gains or losses associated with the corresponding receivable, payable, or forecasted transaction. We have credit risk to the extent the counterparties are unable to fulfill their obligations on the foreign currency exchange contracts. However, we enter into these contracts with reputable financial institutions and believe we have no significant credit risk.

Stock-Based Compensation  –  We have an employee stock purchase plan ("Purchase Plan") and stock award plans ("Stock Plans"), which are described in Note 12.

        We measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. The cost of share-based awards is recognized on a straight-line basis over each award's requisite service period. We estimate the fair value of our stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 12 for additional information regarding our stockholders' equity and stock arrangements.

Earnings per Common Share  –  Basic earnings per common share is computed using the weighted-average number of common shares outstanding during each year. Diluted earnings per common share reflects the dilutive impact of shares subscribed under the Purchase Plan and effect of our outstanding options using the treasury stock method, except when such options would be antidilutive.

A reconciliation of the weighted-average shares used for the basic and diluted computations is as follows:

For the years ended December 31,	2010	2009	2008
Weighted-average shares for basic earnings per share	11,640,955	8,855,138	8,557,761
Dilutive effect of stock-based compensation plans	54,131	4,416	71,886

Weighted-average shares for diluted earnings per share	11,695,086	8,859,554	8,629,647

        Antidilutive options not included in our diluted earnings per common share calculation totaled 739,336 as of December 31, 2010, 1,129,276 as of December 31, 2009, and 454,840 as of December 31, 2008.

Environmental Matters  –  Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. (See Note 13.)

Segment Reporting  –  We have two reportable segments: the piano segment and the band & orchestral instrument segment. We consider these two segments reportable as they are managed separately and the operating results of each segment are separately reviewed and evaluated by our senior management on a regular basis. The Company's chief operating decision maker is the Chief Executive Officer.

Retirement Plans  –  We have defined benefit pension plans covering a majority of our employees, including certain employees in foreign countries. Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions. We also provide postretirement life insurance benefits to certain eligible hourly retirees and their dependents.

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

Accumulated Other Comprehensive Income (Loss)  –  Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, and certain changes in pension and other postretirement benefit liabilities, and is reported in the consolidated statements of stockholders' equity for all periods presented. The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2008	9,041	(11,616)	4,348	1,773
Activity	(3,991)	(18,369)	7,670	(14,690)

Balance, December 31, 2008	5,050	(29,985)	12,018	(12,917)
Activity	2,230	5,095	(2,259)	5,066

Balance, December 31, 2009	7,280	(24,890)	9,759	(7,851)
Activity	(3,540)	(2,600)	1,056	(5,084)

Balance, December 31, 2010	$3,740	$(27,490)	$10,815	$(12,935)

Recent Accounting Pronouncements  –  In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance regarding when to perform certain impairment testing on reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not currently have any reporting units with zero or negative carrying values.

        In January 2010, the FASB issued guidance which amends the existing fair value measurements and disclosure guidance. These amendments require a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The amendments also provide guidance on employers' disclosures about pension and postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. We were required to comply with this new standard as of January 1, 2010. Its adoption did not have a material impact on our consolidated financial statements.

3.     Acquisitions

        In May 2008 we acquired 100% of the membership interest in ArkivMusic, LLC, an online retailer of classical music. We have included the operating results and net assets of Arkiv in our financial statements since the date of acquisition.

        We acquired Arkiv because its product and customer base are complementary to ours, and we are therefore able to cross-market our products. Under terms of the membership purchase agreement, we disbursed $3.0 million for the purchase price, and owe additional installment payments of $0.5 million in each of the subsequent three years. We disbursed $0.5 million in 2009 and 2010 in accordance with this section of the agreement.

        We are also obligated to pay 5% of the 2010 net operating profits of Arkiv, as defined in the membership purchase agreement. This amount, which is not material, is included in our other current liabilities as of December 31, 2010.

        The final purchase price was dependent upon a calculation derived from the 2010 net operating profits. This calculation resulted in an additional purchase price of $2.7 million, which was allocated to goodwill and has been included in our other current liabilities as of December 31, 2010. The final purchase price, which includes costs associated with the acquisition and the net operating profits calculation above, amounts to $7.5 million. These costs have been allocated to acquired assets and assumed liabilities as of May 16, 2008 as follows:

Current assets	$351
Property, plant, and equipment	33
Trademarks	2,231
Non-compete agreements	250
Customer relationships	425
Website and developed technology	1,987
Goodwill	2,727
Accounts payable	(499)
Other current liabilities	(25)

Total	$7,480

        In 2009, we recorded an impairment charge of $1.0 million associated with the trademarks acquired in this transaction. These trademarks have a remaining value of $1.3 million as of December 31, 2010.

        In February 2009 we acquired a retail store in Düsseldorf, Germany ("Düsseldorf") for $0.8 million. Footnotes providing details of our significant balance sheet accounts include the impact of the Düsseldorf acquisition as of December 31, 2009.

        In August 2010 our band division purchased a music education business for $0.4 million. Footnotes providing details of our significant balance sheet accounts include the impact of this acquisition as of December 31, 2010.

4.     Inventories, net

December 31,	2010	2009
Raw materials	$18,091	$18,413
Work-in-process	34,493	42,121
Finished goods	91,916	97,496

	$144,500	$158,030

A summary of the activity in the inventory reserves is as follows:

For the years ended December 31,	2010	2009	2008
Beginning balance	$12,186	$12,558	$10,554
Additions charged to costs and expenses	3,007	2,194	3,457
Foreign currency translation adjustments	(57)	21	(98)
Deductions and reclassifications	(2,082)	(2,587)	(1,355)

Ending balance	$13,054	$12,186	$12,558

5.     Property, Plant and Equipment, Net

December 31,	2010	2009
Land	$19,208	$19,686
Buildings and improvements	72,552	70,646
Leasehold improvements	5,479	5,290
Machinery, equipment and tooling	61,535	61,223
Office furniture and fixtures	11,804	11,794
Concert and Artist and rental pianos	25,622	24,603
Construction-in-progress	1,187	2,040

	197,387	195,282
Less accumulated depreciation	(110,983)	(105,744)

	$86,404	$89,538

        Depreciation expense was $8.3 million in 2010, $9.1 million in 2009, and $9.8 million in 2008.

6.     Goodwill, Trademarks, and Other Intangible Assets

December 31,	2010	2009
Non-amortizing intangible assets:
Goodwill	$26,023	$24,063

Trademarks	$14,981	$15,284

Amortizing intangible assets:
Gross deferred financing costs	$6,170	$5,333
Accumulated amortization	(3,542)	(3,135)

Deferred financing costs, net	$2,628	$2,198

Gross non-compete agreements	$250	$250
Accumulated amortization	(131)	(81)

Non-compete agreements, net	$119	$169

Gross customer relationships	$524	$506
Accumulated amortization	(283)	(166)

Customer relationships, net	$241	$340

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,136)	(700)

Website and developed technology, net	$1,040	$1,476

Total other intangibles	$9,120	$8,265
Accumulated amortization	(5,092)	(4,082)

Other intangibles, net	$4,028	$4,183

The changes in the carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2009	$23,708	$–	$23,708
Foreign currency translation impact	355	–	355

Balance, December 31, 2009	24,063	–	24,063
Acquisitions and purchase price adjustments	2,727	200	2,927
Foreign currency translation impact	(967)	–	(967)

Balance, December 31, 2010	$25,823	$200	$26,023

	Piano Segment	Band Segment	Total
Trademarks:
Balance, January 1, 2009	$10,324	$5,824	$16,148
Impairment charge	(976)	–	(976)
Foreign currency translation impact	112	–	112

Balance, December 31, 2009	9,460	5,824	15,284
Foreign currency translation impact	(303)	–	(303)

Balance, December 31, 2010	$9,157	$5,824	$14,981

        We have previously recorded cumulative impairment losses of $8.6 million associated with band division goodwill and $1.0 million associated with online music business trademarks.

        Deferred financing costs increased $1.1 million due to debt restructuring activities; primarily the renegotiation of our domestic credit agreement, which we entered into on October 5, 2010. Deferred financing costs were also impacted by our repurchases of $5.8 million and $10.9 million of our Senior Notes in 2010 and 2009, respectively. These repurchases are described more fully in Note 11. Once our amortizing assets are fully amortized, these assets are removed from both the gross and accumulated amortization balances. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period of all other amortizable intangible assets is five years. The following table summarizes amortization expense, which includes amortization of deferred financing costs:

For the years ended December 31,	2010	2009	2008
Total amortization expense	$1,226	$1,306	$1,131

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

For the years ended December 31,	Amount
2011	$1,254
2012	1,254
2013	903
2014	307
2015	182
Thereafter	128

Total	$4,028

7.     Other Assets

December 31,	2010	2009
Notes receivable	$3,005	$2,338
Marketable securities	1,688	1,563
Deposits	6,140	6,100
Environmental escrow receivable	2,073	–
Other assets	3,238	2,662

Total	$16,144	$12,663

        Deposits include $3.5 million set aside for potential workers' compensation liabilities, $2.1 million for environmental remediation, and $0.4 million for collateral as of December 31, 2010 and 2009. The use of these funds is therefore restricted unless we replace the deposits with a letter of credit of a similar amount. We have reclassified our environmental escrow receivable from current assets to long term assets in 2010 based on when we currently expect to receive payment.

8.     Other Current Liabilities

December 31,	2010	2009
Accrued payroll and related benefits	$11,428	$9,326
Current portion of pension and other postretirement benefit liabilities	1,306	1,456
Accrued warranty expense	1,510	1,553
Accrued interest	3,549	3,675
Deferred income	9,652	7,210
Environmental liabilities	77	2,377
Income and other taxes payable	358	3,383
Other accrued expenses	11,301	7,415

Total	$39,181	$36,395

        We have reclassified a portion of our environmental liabilities from current to long term due to our current estimated timeframes for remediation. Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally based on historical warranty costs as a percentage of sales and is adjusted periodically following an analysis of warranty activity.

A summary of the activity in accrued warranty expense is as follows:

For the years ended December 31,	2010	2009	2008
Accrued warranty expense:
Beginning balance	$1,553	$1,451	$1,541
Additions	894	945	1,044
Claims and reversals	(896)	(865)	(1,075)
Foreign currency translation	(41)	22	(59)

Ending balance	$1,510	$1,553	$1,451

9.     Other Expense (Income), Net

For the years ended December 31,	2010	2009	2008
West 57th Street building income	$(4,930)	$(6,234)	$(4,653)
West 57th Street building expense	6,786	4,553	3,363
Foreign exchange (gain) loss, net	(878)	758	(169)
Miscellaneous, net	(608)	(924)	923

Total	$370	$(1,847)	$(536)

        Prior to January 1, 2009, our building on West 57th Street in New York City was under a master lease agreement whereby all of our interest in the building was leased back to the owner of the land. Rental expense on the land and rental income associated with the master lease were included, along with other real estate costs, in Other Expense (Income), Net. The master lease agreement expired on December 31, 2008 and we engaged an outside company to manage this property. West 57th Street building income includes all rent and other income attributable to the property; West 57th Street building expense includes the land lease, real estate taxes, depreciation, and other building costs. Since we retain a portion of the leasable space for our own retail store use, we have allocated a ratable portion of the building cost to sales and marketing expenses.

10.   Income Taxes

The components of the income tax provision are as follows:

For the years ended December 31,	2010	2009	2008
U.S. federal:
Current	$392	$–	$33
Deferred	(11)	(1,333)	(1,557)
U.S. state and local:
Current	353	293	(1,308)
Deferred	(320)	(247)	356
Foreign:
Current	4,774	4,557	8,271
Deferred	(127)	(99)	(834)

Total	$5,061	$3,171	$4,961

The components of income before income taxes are as follows:

For the years ended December 31,	2010	2009	2008
U.S. operations	$(1,549)	$(5,466)	$(11,920)
Non-U.S. operations	14,510	13,973	25,067

Total	$12,961	$8,507	$13,147

Our income tax provision differed from that using the statutory U.S. federal rate as follows:

For the years ended December 31,	2010	2009	2008
Statutory federal rate applied to income before income taxes	$4,536	$2,977	$4,599
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit)(1)	(98)	451	1,554
State income taxes (net of federal benefit)	140	34	14
Permanent items	410	375	751
Benefit of excess foreign tax credits(2)	(25)	(612)	(931)
Benefit of state net operating losses(3)	(219)	(146)	(216)
Uncertain tax positions	(34)	(75)	(1,089)
Other	351	167	279

Income tax provision	$5,061	$3,171	$4,961

(1)
Includes the impact of foreign taxes that differ from the U.S. federal statutory rate of 35% as well as foreign income also subject to U.S. tax, less the foreign tax credit allowed in the current year.

(2)
Represents the impact of excess foreign tax credits eligible to offset U.S. taxes. In 2010, we utilized $2.9 million of foreign tax credits that were either fully or partially reserved and recorded a valuation allowance of $2.7 million relating to foreign tax credits generated in 2006, 2007, and 2008. No valuation allowance was recorded in 2009. In 2008, a valuation allowance of $1.9 million relating to foreign tax credits generated in 2006 and 2007 was recorded.

(3)
Represents the impact of state net operating losses fully reserved in a prior period which are available to offset current taxable income at the state level.

        At December 31, 2010, accumulated retained earnings of non-U.S. subsidiaries totaled $17.7 million. We provided $3.3 and $0.7 million in 2010 and 2009, respectively, for U.S. income taxes for non-U.S. subsidiary earnings that were distributed to the U.S. parent company. No additional provision has been made for undistributed earnings of non-U.S. subsidiaries because our current intention is to reinvest the remaining earnings for the foreseeable future.

The components of net deferred taxes are as follows:

December 31,	2010	2009
Deferred tax assets:
Uniform capitalization and reserve adjustments to inventory	$6,915	$5,223
Allowance for doubtful accounts	2,602	3,100
Accrued expenses and other current assets and liabilities	8,238	6,411
Pension and postretirement benefits within accumulated other comprehensive income (loss)	10,815	9,759
Net operating losses	3,049	2,021
Foreign tax credits	17,921	20,110
Other	444	1,075

Total deferred tax assets	49,984	47,699
Deferred tax liabilities:
Pension contributions	(2,723)	(3,221)
Property, plant and equipment	(14,530)	(15,219)
Intangibles	(4,524)	(4,928)

Total deferred tax liabilities	(21,777)	(23,368)
Net deferred tax assets before valuation allowances	28,207	24,331
Valuation allowances	(11,663)	(9,871)

Net deferred tax assets	$16,544	$14,460

        The valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The valuation allowances relate to foreign tax credits and state net operating loss carryforwards generated in excess of amounts we expect will more likely than not be utilized. Gross state tax net operating loss carryforwards totaled $66.1 million as of December 31, 2010 and expire in varying amounts from 2011 through 2030. Our foreign tax credit carryforwards expire in varying amounts from 2011 through 2018.

A summary of the activity in the foreign tax credit and net operating loss valuation allowances is as follows:

For the years ended December 31,	2010	2009	2008
Beginning balance	$9,871	$11,561	$9,786
Additions	3,985	392	2,732
Usage, expiration, and reversals	(1,995)	(2,072)	(754)
Foreign currency translation	(198)	(10)	(203)

Ending balance	$11,663	$9,871	$11,561

        Valuation allowances relating to the acquisition of Steinway totaled $2.3 million as of December 31, 2010 and $2.5 million as of December 31, 2009. The difference results primarily from exchange rate fluctuations.

Amounts recorded in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheet relating to uncertain tax positions as of December 31, 2010 and 2009 are as follows:

December 31,	2010	2009
Other current liabilities	$4	$10
Other non-current liabilities	310	365

Total	$314	$375

        The liability for uncertain tax positions decreased less than $0.1 million in 2010 primarily as a result of the expiration of statutes of limitations. Although we believe our tax estimates are appropriate, the expiration of any statutes of limitations, the final determination of any tax audits, or related litigation could result in changes to our estimates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance, January 1,	$1,980	$2,663
Gross increase – tax positions taken in a prior year	3	4
Gross decrease – tax positions taken in a prior year	(25)	(59)
Gross increase – tax positions taken in the current year	7	3
Payments	–	(48)
Lapse of statutes of limitations	(626)	(583)

Balance, December 31,	$1,339	$1,980

        With respect to uncertain tax positions, we have $0.1 million accrued for the payment of interest as of December 31, 2010 and 2009. For the year ended December 31, 2010, the net de-recognition of both interest expense and penalties related to uncertain tax positions were nominal. For the year ended December 31, 2009, we recorded a net de-recognition of $0.8 million in interest expense and less than $0.1 million in penalties related to uncertain tax positions.

        Currently, we do not believe that our tax reserves will decrease significantly during 2011. The total amount of unrecognized tax benefits which would affect our effective tax rate, if recognized, was $0.1 million as of December 31, 2010 and $0.4 million as of December 31, 2009.

        We file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2007.

11.   Long-Term Debt

        Our Senior Notes bear interest at 7.00% and mature on March 1, 2014. During the second quarter of 2010 we repurchased $5.8 million of our Senior Notes at prices ranging from 95.00% to 98.00% of face value plus accrued interest. In March 2009 we repurchased $10.9 million of our Senior Notes at prices ranging from 65.50% to 68.00% of face value plus accrued interest. As a result, we recorded net gains on extinguishment of debt, summaries of which are as follows:

	2010	2009
Principal repurchased	$5,820	$10,924
Less:
Cash paid	(5,633)	(7,280)
Write-off of deferred financing costs	(64)	(160)
Write-off of bond discount	(19)	(50)

Net gain on extinguishment of debt	$104	$3,434

Our long-term debt consists of the following:

December 31,	2010	2009
Senior Notes	$152,506	$158,326
Unamortized bond discount	(458)	(623)
Overseas lines of credit	2,462	537

Total	154,510	158,240
Less current portion	2,462	537

Long-term debt	$152,048	$157,703

Scheduled payments as of December 31, 2010 are as follows:

Amount
2011	$2,462
2012	–
2013	–
2014	152,506

Total	$154,968

        On October 5, 2010, we entered into a new domestic credit facility with a syndicate of lenders (the "Credit Facility"). The Credit Facility provides us with a potential borrowing capacity of $100.0 million in revolving credit loans and expires on October 5, 2015. It also provides for borrowings at either London Interbank Offering Rate ("LIBOR") plus a range from 1.75% to 2.25% or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon availability at the time of borrowing. Borrowings are collateralized by our domestic accounts receivable, inventory and certain fixed assets. We had nothing outstanding on this Credit facility as of December 31, 2010 and $93.7 million of availability net of borrowing restrictions.

        Our non-domestic credit facilities originating from two German banks provide for borrowings by foreign subsidiaries of up to €16.3 million ($21.7 million at the December 31, 2010 exchange rate), net of borrowing restrictions of €1.8 million ($2.4 million at the December 31, 2010 exchange rate) and are payable in April 2012. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the December 31, 2010 exchange rate) for use by our U.K. branch and ¥300 million ($3.7 million at the December 31, 2010 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.3 million at the December 31, 2010 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate ("EURIBOR") plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower's bank rating. The remaining demand borrowings bear interest at rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate ("TIBOR") plus 1.4% for Japanese yen loans. We had nothing outstanding as of December 31, 2010 on these credit facilities.

        Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥500 million ($6.2 million at the December 31, 2010 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at December 31, 2010) and expires on December 21, 2011. As of December 31, 2010, we had $2.5 million outstanding on this revolving loan agreement.

        All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2010.

12.   Stockholders' Equity and Stock Arrangements

        Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Class A common stock shall automatically convert to Ordinary common stock if, at any time, the Class A common stock is not owned by an original Class A holder. As of December 31, 2010 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 80% of the combined voting power of the Class A common stock and Ordinary common stock.

Employee Stock Purchase Plan  –  Under our 2006 Employee Stock Purchase Plan (the "Purchase Plan") substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee's annual base earnings. We reserved 400,000 shares for issuance under this plan and may grant options to purchase shares up to ten years from the plan's commencement on August 1, 2006. In 2007, we registered 400,000 shares for potential issuance under this plan. Shares issued under the Purchase Plan were 56,821 and 62,509 during 2010 and 2009, respectively.

Stock Plans  –  The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms. In 2007, we registered 1,000,000 shares for potential issuance under this plan. As of December 31, 2010, 1,250 shares have been issued under this plan and 749,010 stock options are outstanding.

        The 1996 Stock Plan, as amended, provided for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. This plan expired as of July 31, 2006 and 261,200 shares have gone unused as of December 31, 2010. However, this plan still has vested and unvested options outstanding. We reserved 721,750 treasury stock shares to issue under this plan. We reached our registered share limitation in early 2007, and have since issued 122,674 shares of treasury stock to cover options exercised, with 337,876 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings of $0.1 million during the twelve months ended December 31, 2010. No options were exercised during the twelve months ended December 31, 2009.

The compensation cost and the income tax benefit recognized for the Stock Plans and Purchase Plan are as follows:

For the years ended December 31,	2010	2009	2008
Compensation cost included in:
Basic and diluted income per share	$0.10	$0.11	$0.11
Stock-based compensation expense	1,447	1,207	1,115
Income tax benefit	265	203	187

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

Key assumptions used to apply this pricing model to the Stock Plans are as follows:

For the years ended December 31,	2010	2009	2008
Risk free interest rate	2.31%	3.10%	3.42%
Weighted average expected life (in years)	7.2	7.4	7.2
Expected volatility of underlying stock	33.8%	32.6%	25.9%
Expected dividends	n/a	n/a	n/a

The weighted-average fair values of options granted under the Stock Plans are as follows:

For the years ended December 31,	2010	2009	2008
Stock Plan	$7.93	$4.70	$9.94

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,129,276	$20.61
Granted	10,000	19.62
Exercised	(24,950)	18.46
Forfeited	(27,440)	22.36

Outstanding at December 31, 2010	1,086,886	$20.60	6.1	$3,091

Exercisable at December 31, 2010	587,746	$22.29	4.4	$736

Vested or expected to vest at December 31, 2010	1,000,286	$20.50	6.0	$2,808

        The total intrinsic value of the options exercised during each of the twelve months ended December 31, 2010 and 2008 was less than $0.1 million. There were no options exercised during the twelve months ended December 31, 2009.

        Cash received from option exercises under the Stock Plan for the period ended December 31, 2010 was $0.5 million. No options were exercised during the period ended December 31, 2009.

        As of December 31, 2010, there was $2.9 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of approximately three years.

Key assumptions used to apply the Black-Scholes pricing model to the Purchase Plan are as follows:

For the years ended December 31,	2010	2009	2008
Risk-free interest rate	0.40%	1.66%	3.84%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0
Expected volatility of underlying stock	28.0%	26.1%	25.6%
Expected dividends	n/a	n/a	n/a

The weighted-average fair value of the option feature in the Purchase Plan is as follows:

For the years ended December 31,	2010	2009	2008
Option feature in Purchase Plan	$3.45	$5.44	$7.93

The following table sets forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	24,382	$9.65
Shares subscribed	49,553	11.86
Exercised	(56,821)	9.65
Canceled, forfeited, or expired	(1,405)	10.24

Outstanding at December 31, 2010	15,709	$16.58	0.6	$49

        Cash received from share issuances under the Purchase Plan for the periods ended December 31, 2010 and 2009 was $0.5 million and $0.6 million, respectively.

13.   Commitments and Contingent Liabilities

Lease Commitments  –  We lease various facilities and equipment under non-cancelable operating lease arrangements. These leases expire at various times through 2022. Rent expense was $3.7 million for the years ended December 31, 2010 and 2009 and $6.2 million for the year ended December 31, 2008.

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

Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, and future rental income associated with our building on West 57th street, are as follows:

For the years ending December 31,	Lease Payments	Lease Income
2011	$3,221	$2,147
2012	2,433	2,078
2013	1,749	2,078
2014	1,492	1,549
2015	1,076	1,521
Thereafter	3,118	4,617

Total	$13,089	$13,990

We also lease pianos to institutions in the U.K. operating lease income associated with this lease program is as follows:

For the years ending December 31,	Lease Income
2011	$357
2012	329
2013	328
2014	323
2015	321
Thereafter	2,402

Total	$4,060

Employment Agreements and Other Obligations  –  We maintain employment agreements with certain employees and consultants, including our Chairman and Chief Executive Officer. Most of these agreements have one-year terms and contain automatic renewal provisions. Our obligation under these agreements at current compensation levels is approximately $3.5 million per year.

        The Chairman and Chief Executive Officer collectively hold 100% of the Class A common shares, representing 80% of the combined voting power of the Class A common stock and Ordinary common stock. Further, these individuals have established a limited liability corporation to which we pay reimbursement of certain rent, overhead and travel-related expenses. These expenses totaled $0.4 million for the year ended December 31, 2010, $0.3 million for the year ended December 31, 2009, and $0.2 million for the year ended December 31, 2008. Nothing was included in accounts payable related to these expenses at December 31, 2010. Included in accounts payable as of December 31, 2009 is $0.1 million related to these expenses.

Financing Obligations  –  Consistent with industry practice, we sell band instruments almost entirely on credit utilizing our receivable dating and notes receivable financing programs, which are offered only to qualified band instrument dealers. We established a program in 2009 to provide financing to certain domestic piano dealers. As of December 31, 2010 and 2009, the total financing available to these dealers was less than $1.0 million. Beyond this program, we generally do not provide extended financing arrangements to our piano dealers. Typically, if financing is required by a dealer, we will facilitate arrangements through a third-party provider. We generally provide no guarantees with respect to these arrangements.

Legal and Environmental Matters  –  We are involved in certain legal proceedings regarding environmental matters, which are described below. Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business. While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, results of operations or prospects.

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

        We are continuing an existing environmental remediation plan at a facility we acquired in 2000. We expect to pay these costs, which approximate $0.6 million, over a 10-year period. We have accrued approximately $0.5 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.

A summary of expected payments associated with this project is as follows:

Environmental Payments
2011	$77
2012	61
2013	61
2014	61
2015	61
Thereafter	302

Total	$623

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.4 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in other assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.1 million as of December 31, 2010 and 2009. We reached an agreement with Grenadilla whereby current environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance. Accordingly, Grenadilla has recently expressed an interest in engaging in non-binding mediation in order to close out the escrow arrangement so that the cash can be distributed to the respective parties in accordance with the purchase agreement. Due to the nature of mediation, the impact, if any, on our financial condition or results of operations cannot be determined at this time.

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

14.   Retirement Plans

        We have defined benefit pension plans covering the majority of our employees, including certain employees in foreign countries. Certain domestic hourly employees are covered by multi-employer defined benefit pension plans to which we make contributions. These contributions totaled $0.8 million in 2010, $0.7 million in 2009, and $1.0 million in 2008. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in our consolidated financial statements.

        One of these multi-employer plans was deemed to be in critical status and, as a result, the trustees adopted a rehabilitation plan effective March 2009 designed to improve the plan's funding status over time. This rehabilitation plan ceased all death benefits, lump sum payments and similar disbursements, reduced the benefit accruals to the lowest level allowed by law, and established two contribution schedules providing for higher contributions from participating employers. As part of our three year collective bargaining agreement ("CBA") with the union whose members belong to this plan, we adopted the preferred contribution schedule under which we will increase our previous contributions by 5.5% for each of the three years covered by the new CBA. Had we decided not to participate in the rehabilitation program, we would likely have effected a withdrawal from the plan, which would have given rise to a significant liability associated with underfunded accumulated benefit obligations for our employee participants. While we currently believe it is unlikely we would choose to withdraw from this plan, should the rehabilitation effort not be successful or if other participating employers decide to leave the plan, our course of action may change in the future.

        During 2009 our CBA with the striking workers of the Elkhart, Indiana brass instrument manufacturing facility was terminated as the result of the union's decertification. The termination of the agreement triggered a remeasurement of both the benefit obligation and assets of the domestic plan. The benefit obligation and net periodic pension cost were measured using a discount rate of 6.19%, and plan assets were measured using an expected rate of return of 9.00%. As a result, our long term pension liability decreased by $3.3 million and our accumulated other comprehensive income increased by $2.0 million, net of tax. We also recognized a curtailment loss of $0.2 million, which represented the remaining unrecognized prior service cost for this group.

        All of our domestic pension plans have been combined under a master trust, "The Steinway Musical Pension Plan," to facilitate plan monitoring and plan investment management.

        The funded status of all our pension and other postretirement benefit plans is measured as the difference between each plan's assets at fair value and the projected benefit obligation. We have recognized the aggregate of all underfunded plans in our pension and other postretirement benefit liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next twelve months, is reflected in other current liabilities. The balance of the liability is included in pension and other postretirement benefit liabilities. The measurement date for our pension and other postretirement plans is December 31.

The following table sets forth the funded status and amounts recognized for our defined benefit pension plans:

	Domestic Plan		Foreign Plans
December 31,	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of year	$58,487	$54,547	$32,541	$28,092
Service cost	350	352	583	567
Interest cost	3,455	3,422	1,698	1,750
Plan participants' contributions	8	9	45	50
Amendments	–	–	(663)	–
Actuarial loss	6,233	3,339	1,467	2,269
Foreign currency exchange rate changes	–	–	(1,857)	1,274
Benefits paid	(3,511)	(3,182)	(1,413)	(1,461)
Settlements	(1,878)	–	–	–

Benefit obligation, end of year	63,144	58,487	32,401	32,541

Change in plan assets:
Fair value of plan assets, beginning of year	48,420	40,573	6,219	4,276
Actual return on plan assets	6,151	10,867	752	813
Employer contributions	66	153	1,985	2,032
Employee contributions	8	9	45	50
Foreign currency exchange rate changes	–	–	(205)	509
Benefits paid	(3,511)	(3,182)	(1,413)	(1,461)
Settlements	(1,878)	–	–	–

Fair value of plan assets, end of year	49,256	48,420	7,383	6,219

Funded status	$(13,888)	$(10,067)	$(25,018)	$(26,322)

Amounts recognized on the statement of financial position consist of:
Pension and other post retirement benefit liabilities	$(13,888)	$(10,067)	$(25,018)	$(26,322)

Net amount recognized	$(13,888)	$(10,067)	$(25,018)	$(26,322)

The weighted-average assumptions used to determine our benefit obligations are as follows:

	Domestic Plan		Foreign Plans
December 31,	2010	2009	2010	2009
Discount rate	5.26%	5.95%	5.40%	5.69%
Rate of compensation increase	n/a	n/a	2.77%	2.77%

The weighted-average assumptions used to determine our net periodic benefit cost are as follows:

	Domestic Plan			Foreign Plans
For the years ended December 31,	2010	2009	2008	2010	2009	2008
Discount rate	5.95%	6.42%	6.34%	5.63%	6.32%	5.36%
Expected return on assets	9.00%	9.00%	9.00%	5.30%	6.00%	6.00%
Rate of compensation increase	n/a	n/a	n/a	2.58%	3.22%	3.51%

        On April 1, 2010, we amended our U.K. pension plan prospectively to both limit active participants' annual increases in pensionable salary and reduce the rate at which participants accrue final benefits. We remeasured the plan's benefit obligation, plan assets and net periodic pension cost as a result of the plan amendment. Assumptions utilized are as follows:

	Benefit Obligation		Net Periodic Pension Cost
	April 1, 2010	January 1, 2010	April 1, 2010	January 1, 2010	Weighted- Average
Discount rate	5.50%	5.80%	5.50%	5.80%	5.59%
Expected return on assets	n/a	n/a	5.30%	5.30%	5.30%
Rate of compensation increase	3.80%	4.80%	3.80%	4.80%	4.11%

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

The components of net periodic pension expense for the years ended December 31 are as follows:

For the years ended December 31,	2010	2009	2008
Domestic Plan:
Service cost	$350	$352	$414
Interest cost	3,455	3,422	3,410
Expected return on plan assets	(4,194)	(3,613)	(5,135)
Amortization of prior service cost	113	167	205
Recognized actuarial loss	1,956	2,379	48
Curtailment loss	–	241	–

Net periodic pension cost (benefit)	$1,680	$2,948	$(1,058)

Foreign Plans:
Service cost	$583	$567	$812
Interest cost	1,698	1,750	1,887
Expected return on plan assets	(346)	(293)	(370)
Amortization of prior service credit	(41)	–	–
Recognized actuarial loss	175	8	88

Net periodic pension cost	$2,069	$2,032	$2,417

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2011 are as follows:

	Domestic Plan	Foreign Plans
Net actuarial loss	$2,172	$112
Prior service cost (credit)	113	(51)

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 are as follows:

	Domestic Plan		Foreign Plans
December 31,	2010	2009	2010	2009
Net actuarial loss	$25,883	$23,562	$2,301	$1,454
Prior service cost (credit)	687	800	(629)	–
Income taxes	(10,628)	(9,745)	(488)	(385)

Total	$15,942	$14,617	$1,184	$1,069

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2010	2009
Projected benefit obligation	$95,545	$91,028
Accumulated benefit obligation	94,902	90,304
Fair value of plan assets	56,639	54,639

        The accumulated benefit obligation for our domestic pension plan was $63.1 million as of December 31, 2010 and $58.5 million as of December 31, 2009. The accumulated benefit obligation for our foreign pension plans was $31.8 million as of December 31, 2010 and 2009.

        Our domestic pension plan assets are held in a master trust and are overseen by our Investment Committee, which is comprised of members of senior executive management and an independent director with significant investment experience. The Investment Committee is assisted by a registered investment advisory firm.

        The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. In accordance with its responsibilities and charter, the Investment Committee meets on a regular basis to review the performance of the plan assets and compliance with the investment policy. The policy sets forth an investment structure for managing plan assets, including setting the asset allocation ranges, which are expected to provide an appropriate level of diversification and investment return over the long term while maintaining sufficient liquidity to pay the benefits of the plan. Asset allocation ranges are set to produce the highest overall return taking into account investment risks that are prudent and reasonable given prevailing market conditions. In developing the asset allocation ranges, third-party asset allocation studies are periodically performed that consider the current and expected positions of the plan assets and funded status. Based on these studies and other appropriate information, the Investment Committee establishes asset allocation ranges taking into account acceptable risk targets and associated returns.

The investment policy asset allocation ranges for the plan, as set by the Investment Committee, for the years ended December 31, 2010 and December 31 2009, were as follows:

Asset category:	Minimum	Maximum
Domestic equity securities	25%	90%
International and other equity securities	0%	50%
International debt securities	0%	20%
Domestic debt securities	10%	50%
Other	0%	10%
Cash	0%	5%

        The Investment Committee determines the specific allocation of the plan's investments within various asset classes. The plan utilizes select investment strategies which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, due diligence of internal operations and controls, reputation, systems evaluation and a review of investment manager's policies and processes. The plan also utilizes unleveraged exchange traded funds that track indices. Investment performance is monitored frequently against appropriate benchmarks and compared to compliance guidelines with the assistance of third-party performance evaluation tools and metrics.

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

        For the periods ended December 31, 2010, 2009, and 2008 we used an assumed long-term rate of return on domestic plan assets of 9%. This rate is based on the long-term (20 - 30 years) rates of return for the assets held. Accordingly, we expect that the actual rate of return for any given year will differ from the assumed rate and, therefore, do not adjust this assumption based on such differences. Because our monitoring criteria creates a bias in favor of funds that out-perform their benchmarks, we limit the adjustment to our rate of return assumption to changes in the underlying long term rate of return for stocks generally.

        The domestic pension plan assets are stated at fair value. Investments in equity securities are valued at the last reported sales price. Investments in debt securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders.

        We purchased member interests in several limited liability corporations. These investments include floating and fixed rate debt instruments issued primarily in Europe, undervalued industrial commercial real estate, privately placed mezzanine transactions consisting of subordinated debt with equity features, and fully collateralized debt of energy companies.

        Our investment in European floating and fixed rate debt is valued daily at a net asset value per membership unit by the custodian using primarily quotations supplied by a third-party loan pricing service or trades made in over the counter secondary markets. This investment can be redeemed at net asset value by providing written notice to the fund manager and is considered a Level 2 investment.

        Our additional investments in limited liability corporations are estimated at fair market value based on the most recent financial statements of the corporations available as of September 30 or November 30 and updated for known capital contributions, distributions, and other market observations, if any, to determine the value as of December 31. These investments are presented at fair value, priced based on unobservable inputs and are considered Level 3 investments in the financial statements. The fair value of underlying investments in commercial real estate are based on independent appraised values that take into account projected income and expense of the property, as well as recent sales of similar properties. The underlying mezzanine transactions held by the partnership are measured at fair value using a market approach based on comparable transactions or performance multiples and, to a lesser extent, an income approach using discounted cash flows. The fair market value of collateralized debt in energy companies is based on the price at which the investment was acquired and adjusted for the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment.

        Our insurance contract, which was discontinued on January 31, 2010, was valued based upon our insurance carrier's estimate of fair value based on historic returns and current market conditions.

        As of December 31, 2010 the domestic pension plan has a $4.1 million unfunded investment commitment to private equity partnerships described above and an additional $2.0 million unfunded investment commitment to a separate private equity partnership focused on industrial commercial real estate.

The fair value of our domestic pension plan assets by asset category and by level (as described in Note 16) at December 31, 2010 and 2009 were as follows:

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,377			$2,377
Equity securities:
U.S. small-cap	1,045			1,045
U.S. large-cap	14,429			14,429
International large-cap	5,172			5,172
Emerging markets	2,729			2,729
Global natural resources	8,813			8,813
Debt securities:
Global bond fund	1,258			1,258
Private equity – European debt(1)		2,554		2,554
Other types of investments:
Balance flex fund(2)	5,046			5,046
Global flex fund(3)	1,419			1,419
Private equity(4)			4,414	4,414

Total	$42,288	$2,554	$4,414	$49,256

(1)
Investment in a limited liability corporation with principal investments in floating and fixed rate debt instruments issued primarily by European corporations. These investments are both secured and unsecured and are primarily below grade credit quality, if rated. Most instruments are not rated.

(2)
Balance flex fund invests primarily in equity securities with the remainder in debt securities and cash and cash equivalents. A majority of the securities are invested in the U.S. markets. Management of the fund has the ability to invest up to 50% of the equity securities in foreign markets. As of December 31, 2010, the asset allocation of this fund consists of 50% equities, 30% cash, 13% bonds, and 7% other.

(3)
Global flex fund actively invests in U.S. and foreign equity securities, debt securities that are both investment grade and non-investment grade, and cash and cash equivalents. Management of the fund has virtually no investment limitations. As of December 31, 2010, the asset allocation of this fund consists of 70% equities, 16% cash and cash equivalents, and 14% other.

(4)
Investments in private equity are through partnership interests in limited liability corporations and consist of approximately 51% investments in mezzanine debt, 42% investments in collateralized debt of energy companies, and 7% investments in industrial commercial real estate.

December 31, 2009	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$360			$360
Equity securities:
U.S. small-cap	837			837
U.S. large-cap	9,398			9,398
International large-cap	6,590			6,590
Emerging markets	1,310			1,310
Global natural resources	10,019			10,019
Debt securities:
Global senior floating rate debt(1)	6,103			6,103
U.S. fixed income	3,857			3,857
Global bond fund	952			952
Other types of investments:
Balance flex fund(2)	3,100			3,100
Global flex fund(2)	879			879
Insurance contract(3)			1,820	1,820
Private equity(4)			3,195	3,195

Total	$43,405	$–	$5,015	$48,420

(1)
Adjustable rate senior debt with below investment grade ratings and an average maturity of less than one year. This security was sold during 2010 and replaced with an investment in a limited liability corporation with principal investments in European debt.

(2)
Flex funds actively invest in equity and debt securities that are both investment grade and non-investment grade. Investment grade securities have a rating equivalent to a Standard & Poor's rating of BBB- or better. The flex funds also invest in cash and cash equivalents.

(3)
We invested in an insurance contract with full participation rights that calculates investment returns using the investment year method. This investment was discontinued on January 31, 2010.

(4)
Investments in private equity are through partnership interests in limited liability corporations and consist of approximately 80% investments in mezzanine debt and 20% investments in industrial commercial real estate.

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) is as follows:

	Insurance Contract	Private Equity	Total
Balance, January 1, 2009	$1,801	$2,719	$4,520
Actual return on plan assets:
Relating to assets still held	41	(63)	(22)
Related to assets sold during the period	–	(75)	(75)
Purchases, sales, and settlements	(22)	614	592

Balance, December 31, 2009	1,820	3,195	5,015
Actual return on plan assets:
Relating to assets still held	–	46	46
Related to assets sold during the period	8	–	8
Purchases, sales, and settlements	(1,828)	1,173	(655)

Balance, December 31, 2010	$–	$4,414	$4,414

        Domestic plan assets include 52,631 shares of the Company's Ordinary common stock, which was valued at $1.0 million as of December 31, 2010 and $0.8 million as of December 31, 2009. This represents approximately 2% of the total plan assets as of December 31, 2010 and 2009.

        We made contributions of $0.1 and $0.2 million to our domestic pension plan in 2010 and 2009, respectively. Based on federal laws and regulations, we are not required to make a contribution to our domestic plan in 2011. We are currently evaluating what amount, if any, we intend to contribute to this plan in 2011. The domestic plan had invested a small portion of its assets in a group annuity contract. On January 31, 2010, we settled the portion of our domestic plan related to retired participants covered under this contract and this contract was terminated. The assets and benefit obligation associated with this contract are no longer our responsibility. The impact to our financial statements as a result of this settlement was not material.

        Our foreign pension plans in Germany and the U.K. are governed locally in accordance with specific jurisdictional requirements. Our German plans do not hold assets and pay participant benefits when due. Expected 2011 benefit payments under these plans are $1.2 million.

        Assets held in the U.K. plan are the responsibility of local trustees, which consist of a local management member and participant, a member nominated participant, and an independent advisor. The U.K. plan invests primarily in foreign corporate bonds and foreign equities that approximate the trustees' target allocation of 45% debt securities and 55% equity securities. Target allocations have been designed to cover the U.K. plan's future benefit obligation and are reviewed annually. Investment performance is monitored regularly to attain the funding goals.

        The U.K. plan invests in private funds owned by a life insurance company that acts as the plan's third-party administrator. The funds have limited availability but are valued daily at a unit level based on bid and offer prices. These funds are liquid and bought and sold regularly. A majority of the underlying securities within the funds held by our U.K. plan are traded on a market exchange.

The fair value of our U.K. plan assets by asset category and by level at December 31, 2010 and 2009 were as follows:

December 31, 2010	Level 1	Level 2	Level 3	Total
Equity securities:
U.K. equity		3,341		3,341
European equity		239		239
U.S. equity		159		159
Pacific equity		140		140
Debt securities:
U.K. treasuries		3,504		3,504

Total	$–	$7,383	$–	$7,383

December 31, 2009	Level 1	Level 2	Level 3	Total
Equity securities:
U.K. equity		2,651		2,651
European equity		218		218
U.S. equity		125		125
Pacific equity		111		111
Debt securities:
U.K. treasuries		3,114		3,114

Total	$–	$6,219	$–	$6,219

        For the period ended December 31, 2010, we used an assumed long-term rate of return on the U.K. plan assets of 5.30%. For the periods ended December 31, 2009 and 2008, we used an assumed long-term rate of return on the U.K. plan assets of 6.00%. Contributions to this plan totaled $0.8 million in 2010 and 2009. We anticipate contributing approximately $0.8 million to this plan in 2011.

The domestic and foreign pension plans expect to pay benefits in each year from 2011 through 2020 as follows:

	Domestic Plan	Foreign Plans
2011	$3,576	$1,446
2012	3,620	1,510
2013	3,719	1,613
2014	3,845	1,739
2015	3,918	1,805
2016 - 2020	21,449	9,797

Total	$40,127	$17,910

        We provided postretirement health care and life insurance benefits to certain eligible hourly retirees and their dependents. As a result of terminating one of our CBAs in 2009, we had a limited number of participants receiving health care benefits under this plan during 2010. These participants recently reached age sixty-five and are eligible for Medicare, so no postretirement health care benefits will be provided under this plan in 2011. We will continue to provide life insurance benefits for eligible retirees.

        On July 30, 2009, we recognized a plan amendment relating to the termination of our CBA and the elimination of medical and life insurance benefits for former employees of the Elkhart, Indiana brass instrument manufacturing facility. The termination of the CBA triggered a remeasurement of the benefit obligation and postretirement benefit cost, which were measured using a discount rate of 6.1%. As a result, our long term postretirement benefit obligation decreased by $0.4 million and our accumulated other comprehensive income increased by $0.2 million, net of tax. We are recognizing the reduction in our postretirement benefit obligation over a period of approximately seven years as a reduction of prior service costs.

        During 2010, we made a settlement payment of $0.1 million associated with this plan. This payment had no material impact on the plan.

The following table sets forth the funded status of our postretirement benefit plan and accrued postretirement benefit cost reflected in our consolidated balance sheets:

December 31,	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of year	$833	$1,110
Service cost	11	6
Interest cost	41	59
Plan participants' contributions	3	3
Actuarial loss	65	154
Benefits paid	(83)	(27)
Plan amendment	–	(472)
Settlement	(104)

Benefit obligation, end of year	766	833
Fair value of plan assets	–	–

Funded status	$(766)	$(833)

Amounts recognized on the statement of financial position consist of:
Other current and long-term pension and other postretirement benefit liabilities	$(766)	$(833)

        The assumed weighted-average discount rates used to determine our benefit obligations as of December 31, 2010 and 2009 were 5.12% and 5.83%, respectively. The assumed weighted-average discount rates used to determine our net postretirement benefit cost for the years ended December 31, 2010 and 2009 were as follows:

For the years ended December 31,	May 21– December 31, 2010	January 1– May 20, 2010	Weighted- Average
2010	5.48%	5.83%	5.62%

	August 1– December 31, 2009	January 1– July 31, 2009	Weighted- Average
2009	6.07%	6.69%	6.29%

        The assumed weighted-average discount rate used to determine our net postretirement benefit cost was 6.20% for the year ended December 31, 2008.

Net postretirement benefit costs are as follows:

For the years ended December 31,	2010	2009	2008
Service cost	$11	$6	$5
Interest cost	41	59	68
Amortization of prior service credit	(115)	(78)	(52)
Settlement	6	–	–

Net postretirement benefit (benefit) cost	$(57)	$(13)	$21

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net postretirement benefit cost in 2011 include prior service costs of $0.1 million.

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 are as follows:

December 31,	2010	2009
Net actuarial loss	$78	$19
Prior service credit	(830)	(945)
Income taxes	301	371

Total	$(451)	$(555)

        As of December 31, 2010, we had a limited number of participants receiving medical benefits under this plan. As a result, the assumed health care cost trends do not have a significant effect on the amounts reported. The domestic postretirement health care and life insurance plan expects to pay benefits in each year from 2011 through 2020 as follows:

For the years ended December 31,
2011	$68
2012	61
2013	50
2014	51
2015	52
2016 - 2020	266

Total	$548

        We sponsor several 401(k) retirement savings plans for eligible employees. By December 31, 2009 all of these plans, with one exception, were discretionary. Contributions are determined annually by the Board of Directors. Contributions to these plans were $0.3 million for the year ended December 31, 2010. No contributions were made to these plans for the year ended December 31, 2009. Contributions to these plans were $0.3 million for the year ended December 31, 2008. Non-discretionary contributions were less than $0.1 million for the year ended December 31, 2010, $0.1 million for the year ended December 31, 2009 and $0.4 million for the year ended December 31, 2008.

        We have a supplemental executive retirement plan ("SERP") for a select group of our executives who constitute a "top hat" group as defined by ERISA. Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a rabbi trust. The SERP assets are included in our financial statements within other assets (see Notes 7 and 16). We made no contribution to the SERP in 2010 or 2009 and do not anticipate making a contribution in 2011.

15.   Foreign Currency Exchange Contracts

        One of our German divisions, whose functional currency is the euro, secures option and forward contracts for Japanese yen, British pounds, and U.S. dollars to mitigate cash flow exposure to currency fluctuations. Our band division, whose functional currency is the U.S. dollar, began securing options and forwards in 2008 for the same reason. At December 31, 2010 our divisions held forward contracts to sell £1.5 million, sell ¥606.0 million, and purchase $5.0 million. These instruments have various maturity dates through December 2012. At December 31, 2009 our divisions held option and forward contracts to sell £0.5 million, sell ¥240.0 million, and purchase $7.7 million. These instruments had various maturity dates through August 2011. At December 31, 2008, our divisions held option and forward contracts to sell £1.2 million, sell ¥325.4 million, purchase $10.8 million, and purchase €1.8 million. These instruments had various maturity dates through June 2011. Since we do not designate these instruments as hedges for accounting purposes, we carry these instruments at fair value and recognize the change in fair value in earnings. Net amounts were not material during the years ended December 31, 2010, 2009, or 2008.

16.   Fair Values of Financial Instruments

        Our financial instruments consist primarily of foreign currency contracts (see Note 15), marketable equity securities, and debt. Certain of these items are required to be recorded in the financial statements at fair value, while others are required to be recorded at historical cost.

        The financial assets and liabilities recorded at fair value are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time financial statements are prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management's judgment.

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
Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions include management's own judgments about the assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques. Other than certain investments held in our domestic defined benefit pension plan, we do not have any assets or liabilities carried at Level 3 fair value.

        We value our foreign currency contracts using internal models with observable inputs, including currency forward and spot prices. Estimated fair value has been determined as the difference between the current forward rate and the contract rate, multiplied by the notional amount of the contract.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 and the fair value hierarchy of the valuation techniques we utilized.

	December 31, 2010	December 31, 2009
Financial assets:
Trading securities – Level 1	$1,758	$1,623
Foreign currency contracts – Level 2	216	82

	$1,974	$1,705

Financial liabilities:
Foreign currency contracts – Level 2	$447	$3

        Our trading securities pertain to the SERP and are held in a rabbi trust. We record a corresponding liability for the same amount in our financial statements, which represents our obligation to SERP participants. Our foreign currency contracts pertain to obligations or potential obligations to purchase or sell euros, pounds, U.S. dollars, and yen under various forward contracts.

        Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 7 and 14). Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity. As of December 31, 2010, 2009 and 2008 we held only trading securities. The portion of trading gains and losses that relates to trading securities still held is as follows:

For the years ended December 31,	2010	2009	2008
Gain (loss)	$206	$382	$(746)

        We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost net carrying value and estimated fair value are as follows:

	December 31, 2010		December 31, 2009
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$154,510	$156,208	$158,863	$144,218

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

	Piano Segment				Band & Orchestral Segment
								Other & Elim
	U.S.	Germany	Other	Total	U.S.	Other	Total		Consolidated
2010
Revenues from external customers	$89,128	$54,106	$47,262	$190,496	$123,149	$4,476	$127,625	$–	$318,121
Operating profit (loss)	3,770	9,592	4,391	17,753	8,523	391	8,914	(3,854)	22,813
Interest income	(52)	(49)	(85)	(186)	(1,206)	–	(1,206)	(39)	(1,431)
Interest expense	7,419	10	190	7,619	6,590	–	6,590	(3,192)	11,017
Depreciation and amortization	4,268	1,570	751	6,589	2,343	9	2,352	609	9,550
Income tax provision (benefit)	53	4,708	1,292	6,053	(691)	119	(572)	(420)	5,061
Net income (loss)	(5,070)	4,996	3,100	3,026	4,508	295	4,803	71	7,900
Capital expenditures	1,366	1,158	111	2,635	1,088	–	1,088	9	3,732
Property, plant and equipment	51,777	15,480	4,445	71,702	14,620	22	14,642	60	86,404
Total assets	148,461	91,281	31,962	271,704	236,937	4,529	241,466	(28,076)	485,094
2009
Revenues from external customers	$80,167	$56,229	$43,603	$179,999	$121,503	$4,934	$126,437	$–	$306,436
Operating profit (loss)	(3,240)	9,792	4,257	10,809	5,538	506	6,044	(3,582)	13,271
Interest income	(40)	(89)	(89)	(218)	(1,577)	–	(1,577)	(35)	(1,830)
Interest expense	7,941	29	195	8,165	6,844	–	6,844	(3,134)	11,875
Depreciation and amortization	4,579	1,839	486	6,904	2,857	–	2,857	609	10,370
Income tax provision (benefit)	989	2,959	1,214	5,162	(407)	54	(353)	(1,638)	3,171
Net income (loss)	(9,990)	6,310	2,974	(706)	2,022	(988)	1,034	5,008	5,336
Capital expenditures	2,114	1,115	92	3,321	1,159	33	1,192	39	4,552
Property, plant and equipment	52,900	16,914	3,996	73,810	15,614	33	15,647	81	89,538
Total assets	137,234	99,718	29,953	266,905	225,526	5,450	230,976	(48,091)	449,790
2008
Revenues from external customers	$107,769	$72,621	$47,976	$228,366	$151,583	$7,464	$159,047	$–	$387,413
Operating profit (loss)	3,422	21,371	3,920	28,713	(4,023)	(1,153)	(5,176)	(2,344)	21,193
Interest income	(92)	(389)	(178)	(659)	(2,222)	–	(2,222)	(168)	(3,049)
Interest expense	8,284	88	174	8,546	7,058	114	7,172	(3,451)	12,267
Depreciation and amortization	4,386	1,825	462	6,673	3,555	41	3,596	659	10,928
Income tax provision (benefit)	(578)	5,495	1,097	6,014	(1,447)	(264)	(1,711)	658	4,961
Net income (loss)	(2,982)	16,867	2,937	16,822	(8,041)	(1,065)	(9,106)	470	8,186
Capital expenditures	2,042	1,405	240	3,687	1,605	21	1,626	25	5,338
Property, plant and equipment	52,674	16,144	2,786	71,604	17,009	18	17,027	77	88,708
Total assets	145,009	93,347	28,432	266,788	229,458	9,195	238,653	(52,123)	453,318

18.   Quarterly Financial Data (Unaudited)

        In 2009, results for the first quarter were favorably impacted by a $3.4 million gain on extinguishment of $10.9 million of our bonds. In the third quarter of 2009, results were unfavorably impacted by $1.0 million in impairment charges taken on the intangible assets associated with our online music business.

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

	December 31, 2010
For the year ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$68,543	$78,248	$83,261	$88,069
Gross profit	21,324	22,163	23,195	29,268
Net income	1,800	1,180	1,565	3,355
Basic earnings per share	$0.17	$0.10	$0.13	$0.28
Diluted earnings per share	$0.17	$0.10	$0.13	$0.28
Weighted average shares:
Basic	10,433,830	12,019,468	12,055,741	12,054,781
Diluted	10,482,704	12,098,725	12,098,871	12,106,742

	December 31, 2009
For the year ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$69,991	$72,113	$82,634	$81,698
Gross profit	18,609	18,898	23,405	24,001
Net income (loss)	1,005	(620)	637	4,314
Basic earnings (loss) per share	$0.12	$(0.07)	$0.07	$0.44
Diluted earnings (loss) per share	$0.12	$(0.07)	$0.07	$0.44
Weighted average shares:
Basic	8,533,259	8,533,259	8,581,343	9,772,691
Diluted	8,535,278	8,533,259	8,583,320	9,778,632

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        UHY LLP ("UHY") served as Steinway Musical Instruments, Inc.'s independent registered public accounting firm to audit the financial statements and internal control over financial reporting of Steinway Musical Instruments, Inc. (the "Company") for the fiscal year ended December 31, 2009. The Board of Directors selected UHY to serve as the Company's independent registered public accounting firm for fiscal 2010. On April 19, 2010 UHY informed the Company that effective April 16, 2010, its New England practice had been acquired by Marcum LLP ("Marcum"). As a result of this transaction, UHY declined reappointment as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2010.

        UHY audited the Company's financial statements for the fiscal years ended December 31, 2009 and 2008. The audit reports of UHY on the Company's financial statements for those years did not contain an adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the fiscal years ended December 31, 2009 and 2008 and subsequently to April 19, 2010, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to UHY's satisfaction, would have caused them to make reference to the subject matter in connection with their reports on the Company's consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided UHY with a copy of the foregoing disclosures and requested in writing that UHY furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. UHY provided a letter dated April 21, 2010 stating its agreement with such statements.

        As a result of the UHY transaction, the Audit Committee appointed Marcum LLP as the successor independent registered public accounting firm on April 19, 2010. Prior to such appointment, the Company had not consulted with Marcum with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

        On June 16, 2010, the Audit Committee of Steinway Musical Instruments, Inc. dismissed Marcum LLP as the Company's independent registered public accounting firm and approved the engagement of KPMG LLP ("KPMG") to serve as the Company's independent registered public accounting firm for the fiscal year 2010. On June 21, 2010 the Company issued a press release announcing the change in its independent registered public accounting firm.

        Marcum served as the Company's independent registered public accounting firm from April 20, 2010 to June 15, 2010. Marcum did not audit the Company's financial statements as of any date or for any period.

        During the period from April 20, 2010 to June 15, 2010, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided Marcum with a copy of the foregoing disclosures and requested in writing that Marcum furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. Marcum provided a letter dated June 21, 2010 stating its agreement with such statements.

        During the years ended December 31, 2008 and 2009 and through the date of the Audit Committee's decision, the Company had not consulted with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

        There have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2010, the end of the period covered by this report.

Internal Control Over Financial Reporting

        There were no changes in our Company's internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are likely to materially affect, our Company's internal control over financial reporting.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on its assessment, management determined that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as stated in their report, which appears elsewhere in this report.

By:	/s/ Dana D. Messina Dana D. Messina Chief Executive Officer March 14, 2011
By:	/s/ Dennis M. Hanson Dennis M. Hanson Chief Financial Officer March 14, 2011

 Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as a part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant(4)
3.2	Bylaws of Registrant(2)
3.3	Amendment No. 1 to Bylaws of Registrant(3)
3.4	Amendment No. 2 to Bylaws of Registrant(10)
4.1	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer; the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee(7)
10.1	Employment Agreement dated as of August 29, 2007 by and between Steinway & Sons and Thomas Kurrer(10)
10.2	Employment Agreement dated as of August 29, 2007 by and between Steinway, Inc. and Ronald Losby(10)
10.3	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Dennis Hanson(10)
10.4	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Dana Messina(10)
10.5	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Kyle Kirkland(10)
10.6	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie(1)
10.7	Employment Agreement dated October 17, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr.(5)
10.8	Loan and Security Agreement dated as of October 5, 2010, among Conn-Selmer, Inc. and Steinway, Inc. as borrowers; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative Agent.(16)
10.9	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359(12)

10.10	Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Jointers of America(11)
10.11	Summary Description of Compensation for Non-Employee Directors(8)
10.12	Steinway Musical Instruments, Inc. 2006 Stock Compensation Plan(9)
10.13	Steinway Musical Instruments, Inc. 2006 Employee Stock Purchase Plan(9)
10.14	Subscription Agreement dated as of November 5, 2009, by and among Samick Musical Instruments Co, Ltd., and Steinway Musical Instruments, Inc.(13)
14.0	Code of Ethics and Professional Conduct(6)
16.1	Letter Regarding the Change in Certifying Accountant – UHYLLP(14)
16.2	Letter Regarding the Change in Certifying Accountant – Marcum LLP(15)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	Consent of Independent Registered Public Accounting Firm – UHY LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

  (10)
  Previously filed with the Commission on August 31, 2007 as an exhibit to the Registrant's Current Report on Form 8-K.

  (11)
  Previously filed with the Commission on January 31, 2008 as an exhibit to the Registrant's Current Report on Form 8-K.

  (12)
  Previously filed with the Commission on March 17, 2008 as an exhibit to the Registrant's Annual Report on Form 10-K.

  (13)
  Previously filed with the Commission on November 5, 2009 as an exhibit to the Registrant's Current Report on Form 8-K.

  (14)
  Previously filed with the Commission on April 22, 2010 as an exhibit to the Registrant's Current Report on Form 8-K.

  (15)
  Previously filed with the Commission on June 21, 2010 as an exhibit to the Registrant's Current Report on Form 8-K.

  (16)
  Previously filed with the Commission on October 8, 2010 as an exhibit to the Registrant's Current Report on Form 8-K.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.
By:	/s/ Dana D. Messina Dana D. Messina	March 14, 2011 (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed below on March 14, 2011:

Signature	Title

/s/ Dana D. Messina Dana D. Messina	Director and Chief Executive Officer (Principal Executive Officer)
/s/ Dennis M. Hanson Dennis M. Hanson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Kyle R. Kirkland Kyle R. Kirkland	Director and Chairman of the Board
/s/ John M. Stoner, Jr. John M. Stoner, Jr.	Director
/s/ Thomas Kurrer Thomas Kurrer	Director
/s/ Peter McMillan Peter McMillan	Director
/s/ A. Clinton Allen A. Clinton Allen	Director
/s/ Rudolph K. Kluiber Rudolph K. Kluiber	Director
/s/ David Lockwood David Lockwood	Director
Jong Sup Kim	Director