Form 10-K/A
period 2010-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2011-04-29
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts I-IV – Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

 EXPLANATORY NOTE

        This Amendment No. 1 to form 10-K (the "Amended Report") amends the original Annual Report on Form 10-K of Steinway Musical Instruments, Inc. (the "Company") for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2011 (the "Original Report"). This Amended Report amends the Original Report solely to incorporate information required by Part III, Items 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amendment.

        Except as set forth in Part III and Part IV below, as well as within the documents included by reference on the cover, no other changes are made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing. Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company's other SEC filings subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

        Set forth below are the names, ages, positions held and brief accounts of the business experience for each executive officer, division president and director of the Company. Each director of the Company is elected for a period of one year and serves until his successor is duly elected and qualified.

Name	Age	Position
Kyle R. Kirkland	48	Chairman of the Board and Director
Dana D. Messina	49	Chief Executive Officer and Director
Dennis M. Hanson	56	Senior Executive Vice President
Thomas Kurrer	62	President, Steinway & Sons Worldwide and Director
John M. Stoner, Jr.	58	President, Conn-Selmer and Director
Ronald Losby	56	President, Steinway & Sons-Americas
A. Clinton Allen	67	Director
Jong Sup Kim	63	Director
Rudolph K. Kluiber	51	Director
David Lockwood	51	Director
Peter McMillan	53	Director

        Kyle R. Kirkland has served as a director of the Company since 1993 and as Chairman of the Board since 1996. He has been a principal of Kirkland Messina, Inc. since 1994. From 1991 to 1994, Mr. Kirkland was a Senior Vice President of an investment bank where he was responsible for its private placement financing activities. From 1990 to 1991, Mr. Kirkland was employed by Canyon Partners as a Vice President. From 1988 to 1990, he was employed by an investment banking firm in its high yield bond department. The Company believes that Mr. Kirkland's financial and business expertise, combined with over 15 years of Company and industry experience, give him the qualifications and skills to serve as director.

        Dana D. Messina has served as a director of the Company since 1993 and as Chief Executive Officer ("CEO") since 1996. He has been a principal of Kirkland Messina, Inc. since 1994. From 1990 to 1994, Mr. Messina was a Senior Vice President of an investment bank where he was responsible for all of its corporate finance and merchant banking activities. From 1987 to 1990, he was employed by an investment banking firm in its high yield bond department. The Company believes that Mr. Messina's financial and business expertise, combined with over 15 years of Company and industry experience, give him the qualifications and skills to serve as director.

        Dennis M. Hanson serves as the Company's Chief Financial Officer, General Counsel and Assistant Secretary. He joined Steinway in 1988 as Vice President of Finance and assumed duties as General Counsel in 1993. Prior to that, Mr. Hanson worked at Computervision Corporation, where he held various financial positions including Vice President of Audit. Mr. Hanson started his career in public accounting at Haskins and Sells in 1976.

        Thomas Kurrer became a director of the Company upon his appointment as President of Steinway & Sons Worldwide in 2008. He joined the Company in 1989 as Managing Director of Steinway-Germany and undertook responsibility for all of Steinway & Sons' operations outside the Americas in 1994. Prior to joining the Company, he held various positions of increasing responsibility with the Otto Wolff-Group, a conglomerate of steel and machinery equipment companies, with his last position as their Managing Director of Wirth GmbH. From 1976 to 1978, Mr. Kurrer was employed by the German-American Chamber of Commerce in New York. The Company believes that Mr. Kurrer's management and operations expertise, combined with over 20 years of Company and industry experience, give him the qualifications and skills to serve as director.

        John M. Stoner, Jr. became a director of the Company upon his appointment as President of Conn-Selmer, Inc. in 2002. Prior to that, Mr. Stoner spent 25 years with True Temper, Inc., a manufacturer of non-powered lawn and garden tools, where he held various positions of increasing responsibility. In 1995, he was appointed as True Temper's President and in 1999, after the acquisition of True Temper, became the President and CEO of Ames True Temper. The Company believes that Mr. Stoner's management and operations expertise, combined with his Company and industry experience, give him the qualifications and skills to serve as director.

        Ronald Losby has served as President, Steinway & Sons-Americas since 2008. He joined the Company in 1987 as District Sales Manager for the Midwestern region of the United States. In 1998, Mr. Losby became Managing Director of Steinway U.K. In 2005, Mr. Losby assumed responsibility for the Company's retail showrooms in Germany as Steinway's Director of European Retail Stores. Prior to joining Steinway & Sons, he held retail management positions at The Wurlitzer Company and Baldwin Piano & Organ Company.

        A. Clinton Allen has served as a director of the Company since 1999 and became Lead Director in 2003. He is a director of Brooks Automation, Avantair, Inc. and LKQ Corporation. He also serves as director and non-executive chairman for Collectors Universe, Inc. He is Chairman and Chief Executive Officer of A.C. Allen & Company, an investment banking consulting firm. Mr. Allen holds a Masters Director Certification awarded by the Corporate Directors Group, a director education and credentialing organization. The Company believes that Mr. Allen's financial and business expertise, combined with his experience as an executive and director of other companies, both public and private, as well as his years of experience providing strategic advisory services, give him the qualifications and skills to serve as director.

        Jong Sup Kim became a director of the Company in November 2009. He is the chairman of Samick Musical Instruments Co., Ltd. Mr. Kim also serves as the chairman of Speco Co., Ltd., one of Korea's leading road building machinery companies. The Company believes that Mr. Kim's management and operations expertise, combined with his global industry experience and expertise, give him the qualifications and skills to serve as director.

        Rudolph K. Kluiber has served as a director of the Company since 2001. He is the Managing Director of GRT Capital Partners ("GRT"), an investment management firm located in Boston, Massachusetts. Prior to forming GRT, Mr. Kluiber served as Senior Vice President and Portfolio Manager for State Street Research & Management Company since 1997, where he ran the State Street Aurora Fund and managed the Small-Cap Value effort. The Company believes that Mr. Kluiber's financial and business expertise, including capital markets, combined with his Company and industry experience, give him the qualifications and skills to serve as director.

        David Lockwood became a director of the Company in January 2008. He is the founding member and current Managing Partner of VA SmallCap Partners, LLC; ValueAct SmallCap Management, LLC; and ValueAct SmallCap Master Fund, L.P. Prior to his tenure with ValueAct, Mr. Lockwood was Chairman and CEO of Liberate Technologies, a provider of software for digital cable systems. Before serving at Liberate Technologies, he was Vice Chairman and CEO of Intertrust, a company which develops and licenses intellectual property. The Company believes that Mr. Lockwood's financial and business expertise, including capital markets, combined with his management and investment banking experience, give him the qualifications and skills to serve as director.

        Peter McMillan has served as a director of the Company since 1996. Currently, Mr. McMillan is the Managing Partner of Willowbrook Capital Group, LLC, an asset management company based in Los Angeles, California. In 1989, Mr. McMillan joined SunAmerica Investments, Inc. ("SunAmerica"), a wholly owned subsidiary of American International Group, Inc., where he served as Executive Vice President and Chief Investment Officer. As Chief Investment Officer, Mr. McMillan had overall investment management responsibility for SunAmerica's asset portfolio. Prior to joining SunAmerica, he managed the fixed-income portfolio for Aetna Life Insurance and Annuity Company. Mr. McMillan is a board member of several KBS Real Estate Investment Trusts, Metropolitan West Funds, and TCW Funds. The Company believes that Mr. McMillan's financial, accounting and business expertise, including extensive public company reporting oversight, combined with over 15 years of Company and industry experience, give him the qualifications and skills to serve as director.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of the Company's Ordinary Common Stock to file reports of ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file.

        Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal 2010.

Legal Proceedings Involving Directors, Officers, Affiliates or Beneficial Owners

        No director, officer, affiliate or beneficial owner of the Company, or any associate thereof, is a party adverse to the Company or any of its subsidiaries in any lawsuit nor has a material adverse interest thereto.

        In September 2001, Kyle R. Kirkland entered into a settlement agreement with the SEC, without admitting or denying any finding or liability. The matter was unrelated to the Company or Mr. Kirkland's position with the Company.

        In April 2004, Liberate Technologies, with David Lockwood serving as Chairman and Chief Executive Officer, filed a voluntary petition for reorganization under federal bankruptcy laws. The petition, however, was not accepted, and the company continued to operate until it was sold to a group of investors, including Comcast Corporation and SeaChange International, Inc.

Corporate Governance

        The Company has adopted a written Code of Ethics and Professional Conduct to provide guidance to its directors, officers and employees on matters of business ethics and conduct, including compliance standards, business conduct, conflicts of interest, as well as identification, reporting, and resolution of issues. The Company has posted this code, along with its Corporate Governance Guidelines and Audit Committee Charter, on its website at www.steinwaymusical.com. This information will be made available in print free of charge to any stockholder who requests it by contacting the Corporate Communications Department at Steinway Musical Instruments, Inc., 800 South Street, Suite 305, Waltham, Massachusetts 02453, (781) 894-9770 or at ir@steinwaymusical.com.

Audit Committee

        The current members of the Audit Committee are Chairman Kluiber and Messrs. Allen and McMillan, each of whom is an "independent director" as defined by the NYSE's listing standards. The Board has determined that Mr. McMillan is an "audit committee financial expert" as defined in the applicable regulations of the SEC. Mr. McMillan has a Masters in Business Administration in Finance from Wharton School of Business. The Board deemed Mr. McMillan's experience of over 20 years in the investment business, including analysis of financial statements, review of outside auditors' management letters and involvement with analysts, rating agencies, auditors and management with respect to quarterly earnings, significant management estimates and other accounting matters, as relevant to his financial expert qualifications. The Audit Committee assists the Board of Directors in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices and controls of the Company. The Audit Committee met seven times and took action by unanimous written consent three times during 2010. The Board of Directors has adopted a written charter for the Audit Committee, which is available on the Company's website at www.steinwaymusical.com and was attached as an exhibit to the Company's 2006 Proxy Statement.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

        The Compensation Committee of the Board of Directors is responsible for establishing, implementing and monitoring adherence to the Company's compensation philosophy. The Compensation Committee ensures that the total compensation for executive officers is fair, reasonable and competitive. The current members of the Compensation Committee are Chairman Allen and Messrs. Kluiber and McMillan, each of whom is an "independent director" as defined by the NYSE's listing standards.

Compensation Philosophy and Objectives

        The objectives of the Company's executive compensation program are to (a) attract and retain highly qualified individuals, (b) recognize individual, business segment, and Company performance and behavior consistent with the Company's values, and (c) align senior managers' financial interests with the long-term interests of the Company's stockholders through stock ownership. To achieve these objectives, the Compensation Committee believes that variable compensation paid to executive officers, such as bonuses, should be closely linked to the achievement of annual and long-term performance goals. The Compensation Committee designs compensation packages based upon Company, business segment, and individual performance that reward and motivate the Company's executive officers to achieve strategic business objectives and to continue to perform at the highest levels. In keeping with the Company's executive compensation philosophy and objectives, an appropriate portion of the total compensation awarded to executive officers is performance-based and equity-based.

        In order to achieve its objectives, the principal elements of the Company's compensation program for its executive officers are annual salary, performance bonuses, long-term incentive awards in the form of stock option grants and restricted stock awards, retirement benefits, and perquisites and other personal benefits.

Setting Executive Compensation

        The Compensation Committee is responsible for determining the compensation of the Chairman, CEO and other executive officers. The Compensation Committee evaluates and makes determinations annually concerning each executive officer's base salary, short-term incentive compensation and long-term incentive compensation. Compensation decisions are made based on each executive officer's past performance as well as expectations of future performance, with a view towards ensuring that each officer's total compensation is competitive and reasonable. In evaluating the performance and expectations for future performance of each executive officer (other than Messrs. Kirkland and Messina, the Company's Chairman and CEO, respectively), the Compensation Committee takes into consideration the recommendation of Mr. Messina and, when appropriate, other senior officers.

        The Compensation Committee's decisions on compensation for the Company's executive officers are based primarily upon the Compensation Committee's assessment of each individual's performance, supplemented by input from outside professional consultants. To reach decisions on compensation for Messrs. Kirkland and Messina, the Compensation Committee examines several additional factors, such as the Company's performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable public companies, and the awards given to the Chairman and CEO in prior years. The Compensation Committee relies upon judgment, and not upon rigid guidelines or formulas, in determining the amount and mix of compensation elements for each executive officer. Factors affecting this judgment include performance compared to strategic goals established for the individual and the Company at the beginning of the year, the nature and scope of the executive's responsibilities, and effectiveness in leading initiatives to achieve corporate goals. The Compensation Committee previously engaged a third-party independent consulting firm to benchmark the overall competitiveness and reasonableness of each executive officer's compensation. The consultant's report not only addressed each executive officer's then current compensation, but also addressed future increases to enable the Committee to continue to utilize the report on a go-forward basis.

2010 Executive Compensation Components

        For the fiscal year ended December 31, 2010, the principal elements of compensation for Named Executive Officers were:

  •
  Base salary

  •
  Performance-based incentive compensation

  •
  Long-term incentive compensation

  •
  Retirement and other benefits

  •
  Perquisites and other personal benefits

        The Compensation Committee reset the annual salary review date for all executive officers to January beginning in 2009. Given the global financial crisis and continued economic downturn and the associated impact on the Company's operations, the Compensation Committee and management agreed to freeze salaries indefinitely for all executive officers scheduled for a January 1, 2009 adjustment. Later in the year, all executive officers absorbed approximately a 10% reduction in salary coinciding with general pay reductions for non-union personnel at their respective divisions. In connection with a Company-wide return of salary and wages to 2009 pre-reduction levels, the salaries of the Company's Named Executive Officers were reinstated to their 2009 levels effective with the first pay period in June of 2010.

        In fiscal 2010, base salaries for Named Executive Officers were in the range of 51-77% of their total cash and equity compensation (excluding benefits). Annual cash performance-based incentive compensation was in the range of 8-36% and long-term incentive compensation was in the range of 12-20% of total compensation.

  Base Salary

          With the periodic assistance of third-party consultants, base salaries are set within a certain range and at competitive levels, with reference to position, level of responsibilities, experience and geographic market conditions. Annual salary adjustments are determined by reference to the Company's and the individual's performance, as well as general marketplace conditions, including comparative information from similar industries. Such adjustments are meant primarily to maintain an individual's compensation in a range or adjust for position, duties, responsibilities or market changes. The Compensation Committee's review of these factors is subjective. The Compensation

  Committee does not assign a fixed value or weight to any specific performance factor when making salary decisions. In June 2010, all executive officers had their salary reinstated to their 2009 pre-reduction levels. In January 2011, the Compensation Committee reset the salary of the CEO to $750,000.

  Performance-based Incentive Compensation

          Performance bonuses are awarded to the Chairman, CEO and other senior executive officers in accordance with the Company's or relevant business segment's bonus plan and individual performance with respect to each individual's goals and objectives, as determined by the Compensation Committee. Under the applicable plan, participants are assigned a target bonus for the plan year that is a percentage of their base salaries. Bonus payouts under the plan for the participants are based on whether the Company or relevant business segment meets or exceeds pre-established performance levels. The primary measure of performance is based on a return on assets ("ROA") percentage, which is calculated using EBITDA (earnings before net interest expense, income taxes, depreciation and amortization), as adjusted for atypical items, divided by assets employed, as defined. In addition to this formula, the Compensation Committee considers each individual's performance during the year and adjusts the bonus payment as appropriate. The Compensation Committee then makes an overall assessment and judgment about each executive officer's performance and considers prior year awards, internal equity, and the overall market competitiveness of each officer's total cash and total compensation to determine the amount of the incentive bonus award. Generally, an executive's target bonus is 25% of base salary based on these criteria. A higher percentage can be achieved should the performance of the business segment or Company exceed the pre-established performance levels. However, a maximum award payable is set at 250% of target to minimize risk associated with excessive variable compensation. In addition, the Compensation Committee has the discretion to grant bonuses during the year upon the achievement of major accomplishments that have or will have a significant positive impact on the Company and its operations.

          In 2010, the performance of the band segment resulted in a bonus pool for key employees covered by that division's plan, including Mr. Stoner. The Company's corporate level ROA target for Messrs. Kirkland, Messina and Hanson was 15.0%, with a minimum of 10.0% for any payout, and the Company achieved an ROA of 8.1%. The piano segment's ROA target for Messrs. Kurrer and Hanson was 28.0%, with a minimum of 23.0% for any payout, and the segment achieved an ROA of 20.9%. The domestic piano division's ROA target for Mr. Losby was also 28.0%, with a minimum of 23.0% for any payout, and that division achieved an ROA of 12.3%. The higher ROA target for the piano segment reflects the fact that its bonus plan predates the Company's acquisition of Steinway & Sons. Accordingly, the piano ROA percentage is based on historic asset values unaffected by the step up in value associated with the application of purchase accounting, which is reflected in the Corporate level targets. Due to unique challenges associated with plant consolidations, the band segment's bonus formula was adjusted to be primarily based on EBITDA and then, if achieved, a secondary inventory level target. The band segment's EBITDA target for Mr. Stoner was $10.3 million, with a minimum of $8.2 million for any payout, and the segment achieved EBITDA of $12.0 million in 2010. The Compensation Committee, after considering the recommendations of Mr. Messina, the exceptional performance of senior management, the outstanding operating results achieved despite the difficult economic environment, and noting the Company's stock price had risen over 33% in 2010, authorized discretionary bonuses to the Company's management team, including Named Executive Officers.

  Long-term Incentive Compensation

          The Company, through the Option Committee, awards stock options or restricted stock awards to align the interests of its executives with the interests of the Company's stockholders by having the realizable value depend on an increase in the Company's stock price. The Compensation Committee believes this motivates the Company's executive officers to return value to stockholders through future appreciation of the Company's stock price. The options and awards provide a long-term incentive because they vest over a period of time and the options remain outstanding for ten years, encouraging executive officers to focus energies on long-term corporate performance. The vesting requirements are designed to encourage retention of the Company's officers. In determining grants of stock options and restricted stock awards, the Compensation Committee takes into account an executive officer's position, scope of responsibility, performance, ability to affect profits and stockholder value, and value of stock options in relation to other elements of compensation. The Compensation Committee also considers prior equity awards made to the executive officer, internal equity and competitive market data. After considering the recommendations of Mr. Messina, the exceptional performance of senior management, and noting in addition to the outstanding operating results, the Company's stock price had risen over 33% in 2010, the Compensation Committee granted restricted stock awards to Messrs. Messina, Hanson and Stoner. Due to the adverse tax consequences of a restricted stock award under German law, the Compensation Committee authorized an additional $200,000 cash bonus to Mr. Kurrer in lieu of such a stock award.

  Retirement and Other Benefits

          Executive officers are eligible to participate in all of the Company's employee benefit plans (except the Company's Employee Stock Purchase Plan), such as medical, dental and the insurance plans, including a 401(k) plan with Company matching contribution or profit sharing, in each case on the same basis as other employees. Messrs. Hanson, Kurrer and Losby participate in the Company's Pension Plan as described in the Pension Benefits section on page 13.

          The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain key employees. The Company, in its sole and absolute discretion, may make an annual SERP contribution on behalf of the eligible participants. Generally the contribution ranges from 5-12% of the executive's compensation depending on age upon entering the plan. Total contributions and earnings thereon are then payable in the form of fifteen substantially equal yearly installments beginning upon retirement and when the participant reaches age 65. Participants become fully vested upon the completion of five years of service. As of December 31, 2010, all executive officers were fully vested in the SERP. Due to the economic climate and the Company's efforts to contain costs, there was no SERP contribution for fiscal 2010.

  Perquisites and Other Personal Benefits

          The Company provides executive officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with the Company's overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the executive officers, details of which are set forth in Footnote 3 of the Summary Compensation Table on page 10. Attributed costs of the personal benefits for the executive officers for the fiscal year ended December 31, 2010 are included in the "All Other Compensation" column of the Summary Compensation Table.

Summary

        After review of the Company's existing program and relative data for comparable positions in similar industries, the Compensation Committee believes that the total compensation program for the Company's executives is competitive with the compensation programs provided by other corporations with which the Company competes for management talent. The Compensation Committee also believes that the annual bonuses provide opportunities to the Company's executive officers that are consistent with the returns that are generated on behalf of the Company's stockholders.

Tax and Accounting Implications

        Section 162(m) of the Internal Revenue Code (the "Code") prevents publicly traded companies from receiving a tax deduction on compensation paid to Proxy-Named Executive Officers in excess of $1.0 million annually. This limitation does not apply to compensation that qualifies as "performance-based compensation" under the Code. The Compensation Committee believes at the present time that it is unlikely that the compensation paid to any executive officer will exceed $1.0 million in any fiscal year. In addition, based on the Company's current compensation philosophy and performance-based bonus formula, it does not anticipate that the limitation would have a material effect on the Company.

Report of the Compensation Committee

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the Company. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amended Report.

                      COMPENSATION COMMITTEE:
                      A. Clinton Allen, Chairman
                      Rudolph K. Kluiber, Member
                      Peter McMillan, Member

        The Compensation Committee Report does not constitute solicitation material and shall not be deemed filed or incorporated by reference into any of our filings except to the extent that we specifically incorporate this report by reference therein.

Executive Compensation

        The following table sets forth the annual compensation paid and accrued by the Company for services rendered during the fiscal year ended December 31, 2010, to the Company's Chairman of the Board, the Chief Executive Officer and the most highly compensated executive officers of the Company, all of whom were serving at the end of the last completed fiscal year (each a "Named Executive Officer").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation(3) ($)	Total ($)
Kyle R. Kirkland	2010	$336,600	$200,000	–	–	–		$11,045	$547,645
Chairman of the	2009	$336,800	–	–	$187,840	–		$660	$525,300
Board	2008	$350,000	–	–	$297,870	–		$5,260	$653,130
Dana D. Messina	2010	$480,800	$200,000	$397,800	–	–		$11,045	$1,089,645
Chief Executive	2009	$481,100	–	–	$281,760	–		$660	$763,520
Officer	2008	$500,000	–	–	$297,870	–		$5,260	$803,130
Dennis M. Hanson	2010	$374,600	$40,000	$198,900	–	$16,000	(4)	$28,445	$657,945
Senior Executive	2009	$375,000	–	–	$140,880	$13,000	(4)	$19,610	$548,490
Vice President	2008	$390,000	–	–	$248,225	$2,000	(4)	$22,710	$662,935
Thomas Kurrer(5)	2010	$431,500	$300,000	–	–	$24,208	(6)	–	$755,708
President,	2009	$437,200	–	–	$187,840	$23,500	(6)	–	$648,540
Steinway & Sons	2008	$497,600	$213,158	–	$149,703	$(50,750	)(6)	–	$809,711
Worldwide
John M. Stoner, Jr.	2010	$370,200	$86,500	$198,900	–	–		$15,000	$670,600
President,	2009	$373,000	–	–	$93,920	—		$22,050	$488,970
Conn-Selmer	2008	$385,000	–	–	$99,290	–		$29,093	$513,383
Ronald Losby	2010	$361,700	$40,000	–	–	$4,000	(7)	$40,045	$445,745
President,	2009	$362,000	–	–	$93,920	$3,000	(7)	$33,510	$492,430
Steinway & Sons-	2008	$375,000	$105,500	–	$149,703	$358	(7)	$33,960	$664,521
Americas
(1)
On January 26, 2011, based on their 2010 performance, the Company granted restricted stock awards to Messrs. Messina, Hanson and Stoner in the amount of 20,000, 10,000 and 10,000 shares of Ordinary Common Stock, respectively. The amounts reported in this column reflect the aggregate fair market value of the restricted stock awards as of the grant date. The restricted stock vests over a three year period and is subject to forfeiture and acceleration. The amounts in the table do not reflect the actual value that may be realized by the Named Executive Officer.

(2)
The amounts reported in this column reflect the aggregate grant date fair value of option awards by the Company for financial statement reporting purposes for fiscal 2010, 2009 and 2008 for stock option awards in accordance with Accounting Standards Codification ("ASC") 718 (formerly Statement of Financial Accounting Standard ("SFAS") No. 123(R)), without regard to forfeitures as prescribed by SEC rules. The assumptions used to calculate the grant date fair value of option awards under the Black-Scholes model are set forth in Note 12 to the Company's Consolidated Financial Statements filed with its Annual Report on Form 10-K for fiscal year 2010. The amounts in the table do not reflect the actual value that may be realized by the Named Executive Officers from exercising the options.

(3)
The Company provided the Named Executive Officers with certain health, medical and other non-cash benefits generally available to all salaried employees and not included in "All Other Compensation" pursuant to SEC rules. The table below presents the components of "All Other Compensation" for 2010.

Name	Company 401(k) Plan Contributions	Company SERP Contributions	Life Insurance Premium	Perquisites and Other Personal Benefits(a)
Kyle R. Kirkland	$6,125	–	$620	–
Dana D. Messina	$6,125	–	$620	–
Dennis M. Hanson	$6,125	–	$5,120	$17,200	(b)
John M. Stoner, Jr.	–	–	$600	$14,400	(c)
Ronald Losby	$6,125	–	$4,520	$29,400	(d)
  (a)
  The Company provides certain perquisites and other benefits to its executive officers, including personal use of an automobile and piano, automobile and housing allowances, and medical reimbursements. The aggregate amount of perquisites and benefits for each Named Executive Officer is included in this column unless such amount did not exceed $10,000.

  (b)
  Includes $12,900 for personal use of a Company-leased automobile and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.

  (c)
  Includes $10,100 for an automobile allowance and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.

  (d)
  Includes $25,100 for a housing allowance and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.
(4)
This amount reflects the actuarial increase or decrease in the present value of Mr. Hanson's pension plan established by the Company based on the assumptions used in the Company's financial statements.

(5)
Mr. Kurrer's compensation information contained in this statement has been converted from euro to U.S. dollars based upon average foreign exchange rates for the years presented.

(6)
This amount reflects the actuarial increase or decrease in the present value of Mr. Kurrer's pension plan established by the Company based on the assumptions used in the Company's financial statements and additional service credit.

(7)
This amount reflects the actuarial increase or decrease in the present value of Mr. Losby's pension plan established by the Company based on the assumptions used in the Company's financial statements.

Grants of Plan-Based Awards

        There were no options or other equity awards granted to Named Executive Officers during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kyle R. Kirkland	40,000	–	$19.04	08/08/2012
	10,000	–	$22.67	12/19/2013
	4,980	3,320	$32.03	03/30/2017
	12,000	18,000	$26.99	06/06/2018
	8,000	32,000	$11.20	09/04/2019
Dana D. Messina	40,000	–	$19.04	08/08/2012
	30,000	–	$22.67	12/19/2013
	6,240	4,160	$32.03	03/30/2017
	12,000	18,000	$26.99	06/06/2018
	12,000	48,000	$11.20	09/04/2019
Dennis M. Hanson	6,000	–	$19.04	08/08/2012
	10,000	–	$22.67	12/19/2013
	4,980	3,320	$32.03	03/30/2017
	10,000	15,000	$26.99	06/06/2018
	6,000	24,000	$11.20	09/04/2019
Thomas Kurrer	10,000	–	$19.04	08/08/2012
	6,000	4,000	$32.03	03/30/2017
	4,000	6,000	$28.90	03/31/2018
	2,000	3,000	$26.99	06/06/2018
	8,000	32,000	$11.20	09/04/2019
John M. Stoner, Jr.	24,176	–	$18.55	11/11/2012
	12,000	–	$22.67	12/19/2013
	5,100	3,400	$32.03	03/30/2017
	4,000	6,000	$26.99	06/06/2018
	4,000	16,000	$11.20	09/04/2019
Ronald Losby	600	–	$19.04	08/08/2012
	800	–	$22.67	12/19/2013
	3,600	2,400	$32.03	03/30/2017
	4,000	6,000	$28.90	03/31/2018
	2,000	3,000	$26.99	06/06/2018
	4,000	16,000	$11.20	09/04/2019

Option Exercises and Stock Vested

        The following table shows the number of options exercised during fiscal 2010 by the Named Executive Officers. None of the Named Executive Officers had any restricted stock awards that were granted or vested during fiscal 2010.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Kyle R. Kirkland	9,000	$1,897
Dana D. Messina	9,000	$1,897
Dennis M. Hanson	–	–
Thomas Kurrer	4,500	$2,730
John M. Stoner, Jr.	–	–
Ronald Losby	–	–

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)
Dennis M. Hanson	Steinway Musical Instruments, Inc. Pension Plan	15	$89,000
Thomas Kurrer	Steinway & Sons (Foreign) Pension Plan	20	$2,089,000
Ronald Losby	Steinway Musical Instruments, Inc. Pension Plan	11	$21,000
(1)
The amount shown reflects the actuarial present value based on assumptions used in the Company's financial statements.

        The Company maintains an overall pension plan which includes separate plans for each of its major divisions. The benefit formula in the Steinway & Sons division domestic plan was frozen as of December 31, 2003. The accrued benefit will be a monthly benefit amount payable in the life annuity form. Mr. Hanson has fifteen years of service under the plan with an estimated annual benefit of $15,926. Mr. Losby has eleven years of service under the plan with an estimated annual benefit of $3,789. These amounts are based on the pension being paid during the participant's lifetime and would be reduced on an actuarially equivalent basis in the event of a survivor benefit or other optional form of payment.

        Mr. Kurrer is entitled to benefits under the Steinway & Sons division foreign pension plan. Based on the formula and his 20 years of credited service, his estimated annual benefit would be $161,760. At age 63 Mr. Kurrer would receive approximately 36% of his annual base income earned in the year prior to retirement or $340,000, whichever is higher. Assuming a 2% increase in annual salary in 2011 and thereafter, the estimated annual benefit at age 63 would be $170,800. The figures presented have been converted from euro to U.S. dollars based on 2010 average currency exchange rates.

Nonqualified Deferred Compensation

Name	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
Kyle R. Kirkland	–	$17,300	$148,400
Dana D. Messina	–	$17,300	$148,400
Dennis M. Hanson	–	$31,500	$271,000
John M. Stoner, Jr.	–	$14,300	$122,400
Ronald Losby	–	–	–
(1)
This amount is reflected in the column "All Other Compensation" for each executive in the Summary Compensation Table on page 10.

        The Company maintains a non-qualified SERP for certain key employees. The Company, in its sole and absolute discretion, may make an annual SERP contribution on behalf of the eligible participants. Total contributions and earnings therein are then payable in the form of fifteen substantially equal yearly installments beginning upon retirement and when the participant reaches age 65. Participants become fully vested upon the completion of five years of service. As of December 31, 2010, all executive officers participating in the SERP were fully vested.

Employment Contracts

        On August 29, 2007, the Company entered into an employment agreement with Kyle R. Kirkland. The agreement provides that Mr. Kirkland will continue to serve as Chairman of the Board of the Company in consideration of an annual base salary of $350,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Kirkland is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by the Company. The agreement provides that in the event the Company does not renew the agreement, it is obligated to pay to Mr. Kirkland a lump sum equal to twice his latest annual salary plus bonus in consideration of Mr. Kirkland's agreement to not compete with the Company for a period of two years from the date of non-renewal.

        On August 29, 2007, the Company entered into an employment agreement with Dana D. Messina. The agreement provides that Mr. Messina will continue to serve as President and Chief Executive Officer of the Company in consideration of an annual base salary of $500,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Messina is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by the Company. The agreement provides that in the event the Company does not renew the agreement, it is obligated to pay Mr. Messina a lump sum equal to twice his latest annual salary plus bonus in consideration of Mr. Messina's agreement to not compete with the Company for a period of two years from the date of non-renewal.

        On August 29, 2007, the Company entered into an employment agreement with Dennis M. Hanson. The agreement provides that Mr. Hanson will continue to serve as General Counsel, Senior Executive Vice President and Chief Financial Officer of the Company in consideration of an annual base salary of $390,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Hanson is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by the Company. The agreement provides that in the event the Company does not renew the agreement, it is obligated to pay to Mr. Hanson a lump sum equal to his latest annual salary plus bonus in consideration of Mr. Hanson's agreement to not compete with the Company for a period of two years from the date of non-renewal.

        On August 29, 2007, Steinway & Sons entered into an employment agreement with Thomas Kurrer. The agreement provides that effective January 1, 2008 Mr. Kurrer will serve as President of Steinway & Sons Worldwide in consideration of an annual base salary of €340,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Kurrer is eligible to receive bonuses and certain other employment benefits. After the initial three-year term, the agreement automatically renews on an annual basis unless at least 60 days notice is given by Steinway & Sons. The agreement provides that in the event Steinway & Sons does not renew the agreement, it is obligated to pay to Mr. Kurrer a lump sum equal to his latest annual salary plus bonus in consideration of Mr. Kurrer's agreement to not compete with Steinway & Sons for a period of two years from the date of non-renewal.

        On October 17, 2002, Conn-Selmer, Inc. entered into an employment agreement with John M. Stoner, Jr. The agreement provides that Mr. Stoner will serve as President and Chief Executive Officer of Conn-Selmer, Inc. in consideration of an annual base salary of $310,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Stoner is eligible to receive bonuses and certain other employment benefits. Mr. Stoner's agreement provides that, in certain circumstances, Conn-Selmer, Inc. is obligated to pay Mr. Stoner his base salary and continue his benefits for up to a period of twelve months upon the termination of his employment.

        On August 29, 2007, Steinway, Inc. entered into an employment agreement with Ronald Losby. The agreement provides that, effective January 1, 2008, Mr. Losby will serve as President of Steinway & Sons-Americas in consideration of an annual base salary of $375,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Losby is eligible to receive bonuses and certain other employment benefits. After the initial three-year term, the agreement automatically renews on an annual basis unless at least 60 days notice is given by Steinway, Inc. The agreement provides that in the event Steinway, Inc. does not renew the agreement, it is obligated to pay to Mr. Losby a lump sum equal to his latest annual salary plus bonus in consideration of Mr. Losby's agreement to not compete with Steinway, Inc. for a period of two years from the date of non-renewal.

Potential Payments Upon Termination or Change-In-Control

        Each of Messrs. Kirkland's and Messina's employment agreement provides the following benefits upon termination or non-renewal:

  •
  In the event of termination with cause, or by resignation, the only obligation of the Company shall be to allow the executive to participate in any Company health and medical plans at his sole cost.

  •
  In the event of termination caused by death or permanent disability, the Company shall continue benefits and pay the executive or his estate his salary for a period of six months.

  •
  In the event the Company does not renew the executive's agreement, the Company shall pay the executive a lump sum equal to twice his latest annual salary plus bonus.

        Each of Messrs. Hanson's, Kurrer's and Losby's employment agreement provides the following benefits upon termination or non-renewal:

  •
  In the event of termination with cause, or by resignation, the only obligation of the Company shall be to allow the executive to participate in any health and medical plans at his sole cost.

  •
  In the event of termination caused by death or permanent disability, the Company shall continue benefits and pay the executive or his estate his salary for a period of six months.

  •
  In the event the Company does not renew the executive's agreement, the Company shall pay the executive a lump sum equal to his latest annual salary plus bonus.

        Mr. Stoner's employment agreement provides the following benefits upon termination or non-renewal:

  •
  In the event of termination for cause, the only obligation of the Company shall be to allow Mr. Stoner to participate in any health and medical plans at his sole cost.

  •
  In the event of termination caused by death or permanent disability, the Company shall continue benefits and pay Mr. Stoner or his estate his salary for a period of six months.

  •
  In the event of termination without cause, the Company shall continue to pay Mr. Stoner his base salary for a period of twelve months as severance. The Company shall also provide Mr. Stoner with a leased vehicle for a period of three months and continue all health and medical benefits for a period of twelve months.

Compensation of Directors

        On May 11, 2007, and effective July 1, 2007, the Company revised its compensation policy for non-employee directors. Messrs. Kluiber and McMillan were each to be paid an annual retainer fee of $25,000 and Mr. Allen, as Lead Director, was to be paid an annual retainer fee of $30,000. On April 7, 2009, in conjunction with salary reductions taken by all executive officers, the Company again revised its compensation policy by reducing the annual retainer for Messrs. Kluiber and McMillan to $20,000 per year and for Mr. Allen to $25,000 per year. This change in compensation was effective beginning the second quarter of fiscal year 2009. In addition to the annual retainer, these directors received $12,500 for serving on the Audit Committee, $5,000 for every additional committee and $1,000 for each meeting attended. Messrs. Kirkland, Messina, Kurrer, and Stoner are employees of the Company and do not receive additional compensation in their roles as directors. Messrs. Kim and Lockwood do not receive compensation in their roles as directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
A. Clinton Allen	$60,500	–	–	$60,500
Rudolph K. Kluiber	$56,500	–	–	$56,500
Peter McMillan	$56,500	–	–	$56,500

Compensation Committee Interlocks and Insider Participation

        No interlocking relationships exist between the members of the Compensation Committee or the Board of Directors and the members of any other company's compensation committee or board of directors.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth as of December 31, 2010 the number of shares of Common Stock authorized for issuance under our equity compensation plans.

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

Stock Ownership of Directors, Officers, and Certain Beneficial Owners

        The following table sets forth certain information regarding the beneficial ownership of voting securities of the Company as of March 29, 2011 by each person known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, each of the directors and Named Executive Officers of the Company, and all executive officers and directors of the Company as a group.

Name	Amount and Nature of Beneficial Ownership of Ordinary Common Stock(1)	Percent(2)	Amount and Nature of Beneficial Ownership of Class A Common Stock(1)(3)	Percent
Samick Musical Instruments Co., Ltd.	3,644,700(4)	31.4%
Samick Plaza Building 58-3
Nonhyeon-Dong, Gangnam-Gu
Seoul, Korea 135-010
ValueAct SmallCap Partners	1,081,853(5)	9.3%
435 Pacific Avenue, 4th Floor
San Francisco, CA 94103
Dimensional Fund Advisors LP	702,441(6)	6.0%	–	–
1299 Ocean Avenue, Ste 650-11th Floor
Santa Monica, CA 90401
RBC Global Asset Management (U.S.), Inc.	682,382	5.9%
100 South Fifth Street, Suite 2300
Minneapolis, MN 55402
Directors
A. Clinton Allen	33,800(7)	**	–	–
Jong Sup Kim	3,644,700(4)	31.4%	–	–
Kyle R. Kirkland	79,771(8)(9)	**	226,948	47.5%
Rudolph K. Kluiber	35,800(10)	**	–	–
Thomas Kurrer	76,601(11)	**	–	–
David Lockwood	1,081,853(5)	9.3%	–	–
Peter McMillan	33,800(7)	**	–	–
Dana D. Messina	249,891(8)(12)	2.1%	251,004	52.5%
John M. Stoner, Jr	67,868(13)	**	–	–
Other Executive Officers
Dennis M. Hanson	92,140(14)	**	–	–
Ronald Losby	26,867(15)	**	–	–
All directors and executive officers as a group (11 persons)	5,421,960(4)(5)(8)(16)	45.0%	477,952	100.0%

**
Less than 1 percent.

(1)
Each share of Ordinary Common Stock has one vote. Each share of Class A Common Stock has 98 votes.

(2)
For purposes of determining beneficial ownership, owners of options exercisable within 60 days of March 29, 2011 are considered the beneficial owners of the shares of Ordinary Common Stock for which such options are exercisable, and the reporting herein is based on the assumption (as provided in the applicable rules of the SEC) that only the person or persons whose ownership is being reported will exercise such options for Ordinary Common Stock. As of March 29, 2011, there were 11,621,360 shares of Ordinary Common Stock issued and outstanding, less treasury stock.

(3)
All shares are pledged as security in a brokerage margin account.

(4)
Includes 3,644,700 of Ordinary Common Stock owned directly by Samick Musical Instruments Co., Ltd. ("Samick"), 800,000 of which are pledged as security pursuant to a loan agreement. Mr. Kim is the Chairman of the Board of Samick and Chairman and director of Samick's subsidiaries. Mr. Kim disclaims beneficial ownership of the reported stock except to the extent of his pecuniary interest therein.

(5)
Includes 1,081,853 shares of Ordinary Common Stock owned directly by ValueAct SmallCap Master Fund, L.P. which may be deemed to be beneficially owned by (i) VA SmallCap Partners, LLC as the General Partner of ValueAct SmallCap Master Fund, L.P., (ii) ValueAct SmallCap Management, L.P. as the manager of ValueAct SmallCap Master Fund, L.P. and (iii) ValueAct SmallCap Management, LLC as the General Partner of ValueAct SmallCap Management, L.P. David Lockwood is the Managing Member of VA SmallCap Partners, LLC and ValueAct SmallCap Management, LLC. Mr. Lockwood disclaims beneficial ownership of the reported stock except to the extent of his pecuniary interest therein.

(6)
Dimensional Fund Advisors LP (formerly Dimensional Fund Advisors, Inc., "Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company described herein that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported herein are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. In addition, the filing of a Schedule 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by such Schedule 13G for any other purposes than Section 13(d) of the Securities Exchange Act of 1934.

(7)
Includes 33,800 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(8)
Includes 1,131 shares of Ordinary Common Stock owned by Kirkland Messina, Inc., which may be deemed to be beneficially owned by both Kyle R. Kirkland and Dana D. Messina. While Messrs. Kirkland and Messina may constitute a "group" for purposes of the Securities Exchange Act of 1934, as amended, they each disclaim beneficial ownership of all shares of Ordinary Common Stock and Class A Common Stock held by the other person.

(9)
Includes 76,640 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 2,000 shares of Ordinary Common Stock that are pledged as security in a brokerage margin account.

(10)
Includes 33,800 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 2,000 shares of Ordinary Common Stock that are pledged as security in a brokerage margin account.

(11)
Includes 34,000 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(12)
Includes 102,320 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days, 20,000 shares of restricted Ordinary Common Stock, and 126,440 shares of Ordinary Common Stock pledged as security in a brokerage margin account.

(13)
Includes 50,976 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 10,000 shares of restricted Ordinary Common Stock.

(14)
Includes 38,640 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 10,000 shares of restricted Ordinary Common Stock.

(15)
Includes 18,200 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(16)
Includes 422,176 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days, 40,000 shares of restricted Ordinary Common Stock, and 130,440 shares of Ordinary Common Stock pledged as security in a brokerage margin account.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

        The Company has adopted a written Related Party Transaction Policy. A related party transaction is a transaction between the Company and any related party other than transactions available to all employees generally, or transactions involving less than $5,000 when aggregated with all similar transactions. Under this policy, any related party transaction must be approved by the Audit Committee in accordance with the guidelines set forth in the policy and must be comparable on terms to those that could be obtained in arm's length dealings with an unrelated third party. At each calendar year's first regularly scheduled Audit Committee meeting, management recommends related party transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable.

        In fiscal 2010, the Company reimbursed Kirkland Messina, LLC, a limited liability corporation controlled by Messrs. Kirkland and Messina, a total of $188,360 for expenses including, but not limited to, airfare, hotel, auto, meals, postage and telephone. In addition, the Company paid annual rent of $176,018 to Kirkland Messina, LLC for office space the Company uses in Los Angeles, California.

Director Independence

        The Company has determined that it is a controlled company, as defined by the rules and regulations of the New York Stock Exchange (the "NYSE"), based on the fact that Messrs. Kirkland and Messina own over 80% of the combined voting power of the Class A Common Stock and Ordinary Common Stock. The Company has chosen to take advantage of the controlled company exemptions to Sections 303A.01, .04, and .05 of the NYSE's Listed Company Manual. Accordingly, the Board of Directors need not be comprised of a majority of independent directors. The Board has determined that Messrs. Allen, Kim, Kluiber, Lockwood and McMillan are all independent according to applicable rules of the Securities and Exchange Commission (the "SEC") and the listing standards of the NYSE. The Board made this determination after discussions with the directors and review of their responses to questions regarding employment and transaction history, affiliations, and family and other relationships.

Item 14. Principal Accounting Fees and Services

        The aggregate fees billed to the Company by KPMG LLP ("KPMG") for professional services for fiscal 2010, Marcum LLP ("Marcum") for professional and audit-related services for fiscal 2010, UHY LLP ("UHY") for professional and audit-related services for fiscal 2010 and 2009, and

Deloitte & Touche LLP ("Deloitte & Touche") for professional, audit-related and tax-related services for fiscal 2010 and 2009 were as follows:

Audit Fees

        The aggregate fees billed by KPMG for its integrated audit of the Company's annual financial statements and internal control over financial reporting in accordance with Section 404 and its reviews of the interim condensed financial statements included in the Company's Quarterly Reports on Form 10-Q were $942,000 for the fiscal year ended December 31, 2010.

        The aggregate fees billed by Marcum for its review of the interim condensed financial statements included in the Company's Quarterly Report on Form 10-Q for first quarter only of 2010 were $110,500.

        The aggregate fees billed by UHY for its audit of the Company's annual financial statements and internal control over financial reporting in accordance with Section 404 for the fiscal year ended December 31, 2009 and its reviews of the interim condensed financial statements included in the Company's Quarterly Reports on Form 10-Q for all of fiscal year 2009 were $1,284,259.

Audit-Related Fees

        The aggregate fees billed by KPMG for audit-related services related to comfort letters and consultations regarding accounting and financial reporting in 2010 were $32,175.

        The aggregate fees billed by Marcum for audit-related services for the fiscal year ended December 31, 2010 were $22,000. These fees related to transitioning the financial statement audit to KPMG, review of the 2009 financial statements, and comfort letters and consultations regarding accounting and financial reporting in 2010.

        The aggregate fees billed by UHY for audit-related services related to comfort letters and consultations regarding accounting and financial reporting in 2010 were $9,600. UHY did not provide any audit-related services for the fiscal year ended December 31, 2009.

        The aggregate fees billed by Deloitte & Touche for audit-related services related to comfort letters and consultations regarding accounting and financial reporting in 2010 were $15,935. The aggregate fees billed by Deloitte & Touche for audit-related services for the fiscal year ended December 31, 2009 were $5,000. These fees related to transitioning the financial statement audit to UHY, review of the 2008 financial statements, and inclusion of Deloitte & Touche's previous opinion therein.

Tax Fees

        KPMG, Marcum and UHY did not provide any tax services for the fiscal years ended December 31, 2010 and 2009. The aggregate fees billed by Deloitte & Touche for tax services for the fiscal years ended December 31, 2010 and 2009 were $703,828 and $500,029, respectively. These fees relate to the preparation of tax returns and general advice relating to tax planning and compliance.

All Other Fees

        There were no other fees for the fiscal years ended December 31, 2010 and 2009.

Audit Committee Pre-Approval Policy

        The Audit Committee's Pre-Approval Policy prohibits the Company from engaging its independent registered public accounting firm for any non-audit services other than the following tax-related services: tax return preparation and review; advice on income tax, tax accounting, sales/use tax, excise tax and other miscellaneous tax matters; tax advice and implementation assistance on restructurings, mergers and acquisition matters and other tax strategies. KPMG did not provide any professional services related to tax matters, financial systems design and implementation, bookkeeping or internal audit services.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as a part of this report:

Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations Years Ended December 31, 2010, 2009, and 2008
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
2.	Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant(4)
3.2	Bylaws of Registrant(2)
3.3	Amendment No. 1 to Bylaws of Registrant(3)
3.4	Amendment No. 2 to Bylaws of Registrant(10)
4.1	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer; the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee(7)
10.1	Employment Agreement dated as of August 29, 2007 by and between Steinway & Sons and Thomas Kurrer(10)
10.2	Employment Agreement dated as of August 29, 2007 by and between Steinway, Inc. and Ronald Losby(10)
10.3	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Dennis Hanson(10)
10.4	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Dana Messina(10)
10.5	Employment Agreement dated August 29, 2007 by and between Steinway Musical Instruments, Inc. and Kyle Kirkland(10)
10.6	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie(1)
10.7	Employment Agreement dated October 17, 2002 between Conn-Selmer, Inc. and John M. Stoner, Jr.(5)
10.8	Loan and Security Agreement dated as of October 5, 2010, among Conn-Selmer, Inc. and Steinway, Inc. as borrowers; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative Agent(16)

10.9	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359(12)
10.10	Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Jointers of America(11)
10.11	Summary Description of Compensation for Non-Employee Directors(8)
10.12	Steinway Musical Instruments, Inc. 2006 Stock Compensation Plan(9)
10.13	Steinway Musical Instruments, Inc. 2006 Employee Stock Purchase Plan(9)
10.14	Subscription Agreement dated as of November 5, 2009, by and among Samick Musical Instruments Co, Ltd., and Steinway Musical Instruments, Inc.(13)
14.0	Code of Ethics and Professional Conduct(6)
16.1	Letter Regarding the Change in Certifying Accountant – UHY LLP(14)
16.2	Letter Regarding the Change in Certifying Accountant – Marcum LLP(15)
21.1	List of Subsidiaries of the Registrant(17)
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP(17)
23.2	Consent of Independent Registered Public Accounting Firm – UHY LLP(17)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

  (17)
  Previously filed with the Commission on March 15, 2011 as an exhibit to the Registrant's Annual Report on Form 10-K.

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.
By:	/s/ Dana D. Messina Dana D. Messina	April 28, 2011 (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed below on April 28, 2011:

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