Form 10-Q
period 2011-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2011-05-10
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock issued and outstanding as of May 6, 2011:	Class A	477,952
	Ordinary	11,621,560
	Total	12,099,512

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                                                       FINANCIAL STATEMENTS

ITEM 1                                                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$72,931	$68,543
Cost of sales	50,534	47,219

Gross profit	22,397	21,324

Operating expenses:
Sales and marketing	10,181	10,137
General and administrative	8,383	7,425
Other	161	39
Total operating expenses	18,725	17,601

Income from operations	3,672	3,723

Other expense (income), net	488	(1,467)
Interest income	(368)	(457)
Interest expense	2,724	2,816
Total non-operating expenses	2,844	892

Income before income taxes	828	2,831

Income tax provision	323	1,031

Net income	$505	$1,800

Earnings per share:
Basic	$0.04	$0.17
Diluted	$0.04	$0.17

Weighted average shares:
Basic	12,087,950	10,433,830
Diluted	12,190,035	10,482,704

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$107,069	$119,811
Accounts, notes, and other receivables, net of allowances of $12,235 and $12,265 in 2011 and 2010, respectively	41,693	42,385
Inventories	152,930	144,500
Prepaid expenses and other current assets	12,050	10,513
Deferred tax assets	11,511	11,419
Total current assets	$325,253	$328,628

Property, plant and equipment, net of accumulated depreciation of $113,514 and $110,983 in 2011 and 2010, respectively	87,207	86,404
Trademarks	15,238	14,981
Goodwill	26,846	26,023
Other intangibles, net	3,470	4,028
Other assets	17,594	16,144
Long-term deferred tax assets	8,679	8,886

Total assets	$484,287	$485,094

Liabilities and stockholders’ equity
Current liabilities:
Debt	$87,169	$2,462
Accounts payable	11,150	12,141
Other current liabilities	33,395	39,181
Total current liabilities	131,714	53,784

Long-term debt	67,319	152,048
Deferred tax liabilities	3,762	3,761
Pension and other postretirement benefit liabilities	40,189	38,366
Other non-current liabilities	8,405	8,511
Total liabilities	251,389	256,470

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	154,857	154,404
Retained earnings	134,714	134,209
Accumulated other comprehensive loss	(9,619)	(12,935)
Treasury stock, at cost	(47,068)	(47,068)
Total stockholders’ equity	232,898	228,624

Total liabilities and stockholders’ equity	$484,287	$485,094

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$505	$1,800
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,198	2,686
Stock-based compensation expense	406	366
(Excess benefit) tax deficiency from stock-based awards	(7)	64
Tax benefit from stock option exercises	7	4
Deferred tax benefit	(115)	(121)
(Recovery of) provision for doubtful accounts	(257)	250
Other	182	47
Changes in operating assets and liabilities:
Accounts, notes and other receivables	686	(935)
Inventories	(7,238)	(3,287)
Prepaid expenses and other assets	(2,283)	(1,122)
Accounts payable	(1,046)	1,435
Other liabilities	(3,367)	(1,480)
Cash flows from operating activities	(10,329)	(293)

Cash flows from investing activities:
Capital expenditures	(1,170)	(519)
Payment of contingent consideration for previous acquisition	(2,727)	—
Other	41	5
Cash flows from investing activities	(3,856)	(514)

Cash flows from financing activities:
Borrowings under lines of credit	669	218
Repayments under lines of credit	(668)	(218)
Proceeds from issuance of common stock	40	27,647
Excess benefit (tax deficiency) from stock-based awards	7	(64)
Cash flows from financing activities	48	27,583

Effect of foreign exchange rate changes on cash	1,395	(1,363)
(Decrease) increase in cash	(12,742)	25,413
Cash, beginning of period	119,811	65,873
Cash, end of period	$107,069	$91,286

Supplemental Cash Flow Information:
Interest paid	$5,345	$6,132
Income taxes paid	$1,598	$3,838

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Option and Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2011	$14	$154,404	$134,209	$(12,935)	$(47,068)	$228,624
Comprehensive income:
Net income			505			505
Foreign currency translation adjustment				3,316		3,316
Total comprehensive income						3,821
Exercise of 3,600 options for shares of common stock	—	40				40
Tax benefit of options exercised		7				7
Stock-based compensation		406				406
Balance, March 31, 2011	$14	$154,857	$134,714	$(9,619)	$(47,068)	$232,898

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2011

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2010, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our accounting policies for the first quarter of fiscal year 2011.

Recent Accounting Pronouncements — There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

(3)           Earnings per Common Share

We compute earnings per share using the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflects the dilutive impact of shares subscribed under the Employee Stock Purchase Plan (“Purchase Plan”) and effect of our outstanding options and restricted stock using the treasury stock method, except when such items would be antidilutive.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$505	$1,800

Denominator:
Weighted-average common shares outstanding - basic	12,087,950	10,433,830
Dilutive effect of stock-based compensation plans	102,085	48,874
Weighted-average common shares outstanding - diluted	12,190,035	10,482,704

Net income per share - basic	$0.04	$0.17
Net income per share - diluted	$0.04	$0.17

We did not include 534,100 or 735,876 of the outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive. We did not include any of the 40,000 shares of restricted stock outstanding in the computation of diluted earnings per share for the three months ended March 31, 2011 because they were antidilutive.

(4)           Accumulated Other Comprehensive Income (Loss) - Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other postretirement benefits. The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2011	2010
Accumulated other comprehensive loss:
Foreign currency translation adjustment	$7,056	$3,740
Pension and other postretirement benefits	(16,675)	(16,675)
Total accumulated other comprehensive loss	$(9,619)	$(12,935)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2011	2010
Comprehensive income:
Net income	$505	$1,800
Foreign currency translation adjustment	3,316	(3,990)
Total comprehensive income (loss)	$3,821	$(2,190)

(5)           Inventories

	March 31,	December 31,
	2011	2010
Raw materials	$18,224	$18,091
Work-in-process	37,027	34,493
Finished goods	97,679	91,916
Total inventory	$152,930	$144,500

(6)           Goodwill, Trademarks, and Other Intangible Assets

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

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2011	$25,823	$200	$26,023
Foreign currency translation impact	823	—	823
Balance, March 31, 2011	$26,646	$200	$26,846

Trademarks:
Balance, January 1, 2011	$9,157	$5,824	$14,981
Foreign currency translation impact	257	—	257
Balance, March 31, 2011	$9,414	$5,824	$15,238

We have previously recorded cumulative impairment losses of $8.6 million associated with band division goodwill and $1.0 million associated with online music business trademarks.

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	March 31, 2011	December 31, 2010
Gross deferred financing costs	$5,912	$6,170
Accumulated amortization	(3,705)	(3,542)
Deferred financing costs, net	$2,207	$2,628

Gross non-compete agreements	$250	$250
Accumulated amortization	(144)	(131)
Non-compete agreements, net	$106	$119

Gross customer relationships	$477	$524
Accumulated amortization	(252)	(283)
Customer relationships, net	$225	$241

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,244)	(1,136)
Website and developed technology, net	$932	$1,040

Total gross other intangibles	$8,815	$9,120
Accumulated amortization	(5,345)	(5,092)
Other intangibles, net	$3,470	$4,028

We wrote off $0.3 million of deferred financing costs during the period. The weighted-average amortization period for deferred financing costs is seven years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended March 31,
	2011	2010
Amortization expense	$310	$306

The following table shows the total estimated amortization expense for the remainder of 2011 and beyond:

Remainder of 2011	$922
2012	1,228
2013	878
2014	283
2015	159
Total	$3,470

(7)           Other Current Liabilities

Our other current liabilities consist of the following:

	March 31, 2011	December 31, 2010
Accrued payroll and related benefits	$13,020	$11,428
Current portion of pension and other postretirement benefit liabilities	1,364	1,306
Accrued warranty expense	1,402	1,510
Accrued interest	884	3,549
Deferred income	10,532	9,652
Income and other taxes payable	311	358
Other accrued expenses	5,882	11,378
Total	$33,395	$39,181

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the three months ended March 31, 2011 and 2010, and the year ended December 31, 2010 is as follows:

	March 31, 2011	March 31, 2010	December 31, 2010
Beginning balance	$1,510	$1,553	$1,553
Additions	332	140	894
Claims and reversals	(484)	(241)	(896)
Foreign currency translation impact	44	(41)	(41)
Ending balance	$1,402	$1,411	$1,510

(8)           Debt

Our outstanding debt consists of the following:

	March 31, 2011	December 31, 2010
Senior Notes	$152,506	$152,506
Unamortized bond discount	(422)	(458)
Overseas lines of credit	2,404	2,462
Total	154,488	154,510
Less: current portion	87,169	2,462
Long-term debt	$67,319	$152,048

Scheduled repayments of outstanding debt as of March 31, 2011 are as follows:

Remainder of 2011	$87,404
2011	—
2012	—
2013	—
2014	67,506
Total	$154,910

On April 1, 2011 we announced the call of $85.0 million in outstanding principal of our bonds, which were redeemed on May 2, 2011. The table above includes the $85.0 million of called bonds as payable within the remainder of 2011. This transaction is discussed more fully in Note 16.

(9)           Facility Rationalization Charges — Band Segment

By the fourth quarter of 2011, we intend to close our tuned percussion instrument manufacturing facility located in LaGrange, Illinois and consolidate the production into our other percussion facility in Monroe, North Carolina. As a result of this pending closure, we recorded charges of $0.4 million in severance and related expenses during the first quarter of 2011 as a component of cost of goods sold. We currently do not expect to incur any additional severance expenses during the remainder of 2011.

The severance liability and related activity associated with this plant closure is as follows:

Facility rationalization severance liability:
Balance at January 1, 2011	$—
Additions charged to cost of sales	417
Payments	—
Balance, March 31, 2011	$417

Although we are still in the process of quantifying the impact of this plant closure, we do not expect impairment charges or equipment relocation costs, if any, to be material.

(10)         Fair Values of Financial Instruments

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and the fair value hierarchy of the valuation techniques we utilized.

	March 31, 2011	December 31, 2010
Financial assets:
Trading securities(1) - Level 1	$1,864	$1,758
Foreign currency contracts(2) - Level 2	329	216
	$2,193	$1,974

Financial liabilities:
Foreign currency contracts(2) - Level 2	$176	$447

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost, net carrying value, and estimated fair value are as follows:

	March 31, 2011		December 31, 2010
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$154,488	$152,528	$154,510	$156,208

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value.

(11)         Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock is comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes are substantially identical. Each share of Class A common stock entitles the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. Each share of Class A common stock shall automatically convert to Ordinary common stock if, at any time, that share of Class A common stock is not owned by an original Class A holder. As of March 31, 2011 our Chairman and our Chief Executive Officer collectively owned 100% of the Class A common shares, representing approximately 80% of the combined voting power of the Class A common stock and Ordinary common stock.

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

Stock Plans - The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms. Our restricted shares have three-year vesting terms, except upon a change in control, when they would vest immediately.

Our 1996 Stock Plan has expired but still has vested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 122,674 shares of treasury stock to cover options exercised, with 330,876 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. There was no reduction to retained earnings associated with options exercised during the three months ended March 31, 2011. This reduction was $0.1 million for the three months ended March 31, 2010.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended March 31,
	2011	2010
Compensation cost included in:
Basic income per share	$0.03	$0.03
Diluted income per share	$0.03	$0.03
Stock-based compensation expense	406	366
Income tax benefit	82	67

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

There were no options granted during the three months ended March 31, 2011 or 2010. During the three months ended March 31, 2011, we granted 40,000 restricted shares with a fair value of $19.89 per share and an associated unrecognized compensation cost of $0.7 million as of March 31, 2011. The restriction on these shares amortize over a three-year period.

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,086,886	$20.60
Granted	—	—
Exercised	(3,600)	11.20
Forfeited	(12,760)	26.12
Outstanding, March 31, 2011	1,070,526	$20.57	5.9	$4,376

Exercisable, March 31, 2011	598,566	$22.69	4.3	$1,330

The total intrinsic value of the options exercised during the three month periods ended March 31, 2011 and 2010 was nominal. As of March 31, 2011, there was $2.6 million of unrecognized compensation cost related to nonvested share-based compensation arrangements, exclusive of restricted stock. As of March 31, 2011 this compensation cost was expected to be recognized over a weighted-average period of 2.8 years. However, this timeframe may be accelerated based on the transaction described in Note 16. Cash received from option exercises under the Stock Plans for the three month period ended March 31, 2011 was less than $0.1 million.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	0.3%	0.5%
Weighted-average expected life of option feature (in years)	1.0	1.0
Expected volatility of underlying stock	28.3%	27.9%
Expected dividends	n/a	n/a
Weighted-average fair value of option feature	$4.81	$2.79

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	15,709	$16.58
Granted	8,419	16.58
Exercised	—	—
Forfeited	(397)	16.58
Outstanding, March 31, 2011	23,731	$16.58	0.3	$131

(12)                          Other Expense (Income), Net

	Three Months Ended March 31,
	2011	2010
West 57th Street building income	$(665)	$(2,432)
West 57th Street building expense	1,788	1,772
Foreign exchange gain, net	(661)	(496)
Miscellaneous, net	26	(311)
Other expense (income), net	$488	$(1,467)

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

(13)         Commitments and Contingent Liabilities

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

We are continuing an existing environmental remediation plan at a facility we acquired in 2000 and subsequently sold. We expect to pay these costs, which approximate $0.6 million, over a ten-year period. We have accrued approximately $0.4 million for the remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%. A summary of expected payments associated with this project is as follows:

Environmental Payments
Remainder of 2011	$7
2012	61
2013	61
2014	61
2015	61
Thereafter	303
Total	$554

In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. (“Grenadilla”), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as periodic sampling, we estimate the remaining costs of such remedial plans to be $2.3 million. Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in prepaid expenses and other assets in our condensed consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled

$2.0 million as of March 31, 2011. We have reached an agreement with Grenadilla whereby certain environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance. Accordingly, Grenadilla has recently expressed an interest in engaging in non-binding mediation in order to close out the escrow arrangement so that the cash can be distributed to the respective parties in accordance with the purchase agreement. Due to the nature of mediation, the impact, if any, on our financial condition or results of operations cannot be determined at this time.

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

(14)         Retirement Plans

We have defined benefit pension plans covering many of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$88	$93	$157	$171
Interest cost	864	844	434	453
Expected return on plan assets	(1,049)	(1,050)	(105)	(95)
Amortization of prior service cost (credit)	28	28	(13)	—
Amortization of net loss	489	492	29	34
Net periodic pension cost	$420	$407	$502	$563

Based on federal laws and regulations, we are not required to make a contribution to our domestic pension plan in 2011. We have not made any payments to this plan during the period and are currently evaluating what amount, if any, we will contribute to this plan in 2011. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.9 million for the current year. As of March 31, 2011, we have made contributions of $0.2 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2011 benefit payments under these plans are $1.3 million, of which $0.3 million was paid through March 2011.

We provide postretirement life insurance benefits to a limited number of certain eligible hourly retirees and their dependents. The activity in this plan is not material to the condensed consolidated financial statements.

(15)         Segment Information

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

The following tables present information about our operating segments for the three months ended March 31, 2011 and 2010:

Three Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$20,350	$11,626	$11,613	$43,589	$28,267	$1,075	$29,342	$—	$72,931
Income (loss) from operations	709	1,395	1,428	3,532	931	94	1,025	(885)	3,672

Three Months Ended 2010	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$18,840	$9,722	$10,614	$39,176	$28,280	$1,087	$29,367	$—	$68,543
Income (loss) from operations	356	720	974	2,050	2,511	90	2,601	(928)	3,723

(16)         Subsequent Events

On April 29, 2011 the shareholders of our Class A common stock, the Chairman and Chief Executive Officer, agreed to sell all of the Class A shares to two other shareholders. This transaction cannot close until regulatory approval is obtained, which is expected to occur late in the second quarter of 2011. Once the Class A stock is no longer held by its current shareholders, it will convert to Ordinary common stock. This will eliminate the 80% voting power currently held by our Chairman and Chief Executive Officer. Since this is a shareholder to shareholder transaction, it has no direct impact on our financial statements or results of operations. However, in conjunction with the completion of the transaction, vesting of most of the unvested stock options and restricted shares under our Stock Plan will accelerate. Accordingly, we expect to incur approximately $1.7 million of stock-based compensation expense, net of taxes, when the transaction is completed. This includes $0.6 million which would have been incurred in 2011 absent this transaction.

On May 2, 2011 we redeemed $85.0 million of our Senior Notes at 101.75% of principal plus accrued interest pursuant to a call we issued on April 1, 2011. We will record a net loss on extinguishment of debt of $2.4 million during the second quarter of 2011. This net loss consists of the following:

Premiums paid pursuant to the call	1,488
Deferred financing costs write-off	706
Bond discount write-off	228
Total net loss on extinguishment of debt	$2,422

As a result of this debt extinguishment, we expect to reduce our bond interest expense by approximately $4.0 million in 2011 and $6.0 million on an annual basis.

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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies and estimates based on the definition above.

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

Our assessment is based on a comparison of net book value to estimated fair values using an income and market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market participant weighted average costs of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows, adjusted for the risks and uncertainty inherent in our industry generally and in our internally developed forecasts.

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

When appropriate, a liability has been recorded for uncertain tax positions. When analyzing these positions, we consider the probability of various outcomes which could result from examination, negotiation, or settlement with various taxing authorities. The final outcome on these positions could differ significantly from our original estimates due to the following: expiring statutes of limitations; availability of detailed historical data; results of audits or examinations conducted by taxing authorities or agents that vary from management’s anticipated results; identification of new tax contingencies; release of applicable administrative tax guidance; management’s decision to settle or appeal assessments; the rendering of court decisions affecting our estimates of tax liabilities; or other factors.

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

We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our condensed consolidated financial statements.

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; reductions in school budgets; increased competition; work stoppages and slowdowns; ability to successfully consolidate band manufacturing; impact of dealer consolidations on orders; ability of dealers to obtain financing; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new products, ability of suppliers to meet demand; concentration of credit risk; ability to lease office space; and fluctuations in effective tax rates resulting from shifts in sources of income. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,				Change
	2011		2010		$	%
Net sales
Band	$29,342		$29,367		(25)	(0.1)
Piano	43,589		39,176		4,413	11.3
Total sales	72,931		68,543		4,388	6.4

Cost of sales
Band	22,174		20,912		1,262	6.0
Piano	28,360		26,307		2,053	7.8
Total cost of sales	50,534		47,219		3,315	7.0

Gross profit
Band	7,168	24.4%	8,455	28.8%	(1,287)	(15.2)
Piano	15,229	34.9%	12,869	32.8%	2,360	18.3
Total gross profit	22,397		21,324		1,073	5.0
	30.7%		31.1%

Operating expenses	18,725		17,601		1,124	6.4
Income from operations	3,672		3,723		(51)	(1.4)

Other expense (income), net	488		(1,467)		1,955	(133.3)
Net interest expense	2,356		2,359		(3)	(0.1)
Non-operating expenses	2,844		892		1,952	218.8

Income before income taxes	828		2,831		(2,003)	(70.8)

Income tax provision	323	39.0%	1,031	36.4%	(708)	(68.7)

Net income	$505		$1,800		(1,295)	(71.9)

Overview — Piano division revenues and profits improved as a result of improved demand for Steinway grand units. Although band division revenues remained consistent with the year-ago period, profits decreased due largely to production inefficiencies at certain plants, increased costs, and severance associated with a pending plant closure.

Net Sales — Domestic piano division revenues increased $1.5 million as a result of a 17% increase in Steinway grand unit shipments. Sales of higher priced limited edition units and strong retail sales more than offset the impact of a shift in mix from mid-priced grand unit shipments to mid-priced upright unit shipments. Due to better wholesale demand, overseas piano division revenues increased $2.9 million. Although the overseas piano division had a similar shift in mix at the mid-priced piano level, the impact of this was more than offset by an 18% increase in Steinway grand unit shipments.

Despite an 8% decrease in overall unit shipments, band division revenues were flat due to higher revenues from step-up and professional instruments, especially trombones and trumpets.

Gross Profit — Gross profit increased $1.1 million due to improved sales and margins from the piano division. Gross margins at the band division dropped from 28.8% to 24.4% in the current period. In the prior period, there were no significant production variances which impacted the margin. In the current period, plant variances of $0.9 million, coupled with severance charges associated with a pending plant closure of $0.4 million adversely impacted the margin. Higher overall costs, primarily materials and overhead, were also a factor.

Piano margins improved from 32.8% to 34.9%. Domestic piano margins improved from 30.9% to 33.5% due to increased limited edition and retail sales, which typically generate higher margins. Overseas piano margins improved from 34.6% to 36.2% since production at our overseas piano factory increased, resulting in lower factory variances.

Operating Expenses— Operating expenses increased $1.1 million compared to the year-ago period. Marketing, advertising, and promotional expenses increased $0.6 million, but this was partially offset by a shift from bad debt expense to bad debt recovery of $0.5 million. General and administrative costs increased $1.0 million due to increased headcount, wages, benefits, and legal costs. Wages and benefits increased in part due to the reinstatement of salaries and the resumption of annual merit increases.

Non-operating Expenses — Non-operating expenses increased $2.0 million primarily due to a shift from net income to net expense of $1.8 million from our West 57th Street building. We expect to incur a temporary loss on this facility in 2011 until we have leased the remaining available space to new tenants. Net interest expense was consistent with the year-ago period as the decrease in interest income associated with customer financed receivables at the band division was offset by lower interest expense due to lower outstanding borrowings.

Income Taxes — We recorded an income tax expense of $0.3 million, reflecting our anticipated annual effective income tax rate of 38.3% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 39.0% for the period. The rate of 36.4% in the year-ago period reflected an anticipated annual effective income tax rate of 37.2% as well as uncertain tax positions and discrete items.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2011 and 2010 are summarized as follows:

	2011	2010	Change
Net income:	$505	$1,800	$(1,295)
Changes in operating assets and liabilities	(13,248)	(5,389)	(7,859)
Other adjustments to reconcile net income to cash from operating activities	2,414	3,296	(882)
Cash flows from operating activities	(10,329)	(293)	(10,036)

Cash flows from investing activities	(3,856)	(514)	(3,342)

Cash flows from financing activities	48	27,583	(27,535)

Cash flows from operating activities decreased $10.0 million from the year-ago period. We used $4.0 million more for inventory in the current period as a result of higher production levels at many plants. We used $4.4 million more for accounts payable and accrued expenses, primarily due to shifts in spending patterns, which have returned to normal levels.

Cash flows from investing activities resulted in the use of an additional $3.3 million primarily due to the payment of additional consideration associated with the acquisition of our online music business. Higher capital expenditures of $0.7 million were also a factor as capital expenditures were abnormally low in 2010. In 2011, we expect capital expenditures for the full year to be in the range of $4.0 to $6.0 million, along with $1.0 million to $2.0 million for improvements and renovations at our building in New York City.

Cash flows from financing activities decreased by $27.5 million as we generated $27.6 million through stock sales in the first quarter of 2010, compared to less than $0.1 million in the current period.

Borrowing Activities and Availability — We have a domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment. As of March 31, 2011 we had nothing outstanding on this credit facility and $89.6 million of availability, net of borrowing restrictions.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.0 million ($22.7 million at the March 31, 2011 exchange rate), net of borrowing restrictions of €1.7 million ($2.4 million at the March 31, 2011 exchange rate) which are payable in April 2012. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the March 31, 2011 exchange rate) for use by our U.K. branch and ¥300 million ($3.6 million at the March 31, 2011 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.5 million at the March 31, 2011 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% for Japanese yen loans. We had nothing outstanding as of March 31, 2011 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥500 million ($6.0 million at the March 31, 2011 exchange rate). The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at March 31, 2011) and expires on December 21, 2011. As of March 31, 2011, we had $2.4 million outstanding on this revolving loan agreement.

At March 31, 2011, our total outstanding indebtedness amounted to $154.9 million, consisting of $152.5 million of our 7.00% Senior Notes due March 1, 2014 and $2.4 million of notes payable to foreign banks. On April 1, 2011 we announced a call of $85.0 million in principal of our Senior Notes, which we redeemed on May 2, 2011 at a price of 101.75% of principal, plus accrued interest, which resulted in a cash payment of $87.5 million. We may consider additional redemptions, repurchases, or restructuring of our remaining Senior Note debt in the future, contingent upon cash availability and the trading and call prices of our Senior Notes.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of March 31, 2011 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We did not make any repurchases during the three months ended March 31, 2011 or 2010.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off borrowings on our domestic line of credit. We intend to manage accounts receivable and credit risk, and control inventory levels by monitoring purchases and production schedules. Our intention is to manage cash outflow and maintain sufficient operating cash on hand to meet short-term requirements.

Other than those described above, we do not have any current plans or intentions that will have a material impact on our liquidity in 2011, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund regular capital requirements and satisfy our working capital and general corporate needs for the next twelve months.

Contractual Obligations - The following table provides a summary of our contractual obligations at March 31, 2011.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt(1)	$169,213	$92,650	$76,563	$—	$—
Capital leases	5	5	—	—	—
Operating leases(2)	255,772	6,027	9,831	8,231	231,683
Purchase obligations(3)	25,842	25,579	263	—	—
Other long-term liabilities(4)	45,682	4,840	4,035	3,913	32,894
Total	$496,514	$129,101	$90,692	$12,144	$264,577

Notes to Contractual Obligations:

(1)    Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable March 31, 2011 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)    Approximately $242.7 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty-six years remaining. The rest is attributable to the leasing of other facilities and equipment.

(3)    Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and service agreements.

(4)    Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 14 in the Notes to Condensed Consolidated Financial Statements included within this filing and obligations under employee and consultant agreements. We have not included $0.3 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

ITEM 3                                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts. They are not designated as hedges for accounting purposes. These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our revolving loans bear interest at rates that fluctuate with changes in the Prime Rate, Federal Funds Rate, LIBOR, TIBOR, and EURIBOR. As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

The majority of our long-term debt is at a fixed interest rate. Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates. However, the fair value of our fixed interest debt would be sensitive to market rate changes. Such fair value changes may affect our decision whether to retain, replace, or retire this debt.

ITEM 4                                                        CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: May 10, 2011