Form 10-Q
period 2011-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2011-08-08
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of Common Stock issued and outstanding as of August 2, 2011:   12,350,774

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                                                       FINANCIAL STATEMENTS

ITEM 1                                                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$88,941	$78,248	$161,872	$146,791
Cost of sales	62,466	56,085	113,000	103,304

Gross profit	26,475	22,163	48,872	43,487

Operating expenses:
Sales and marketing	11,600	10,032	21,781	20,169
General and administrative	11,669	6,903	20,052	14,328
Other operating expenses	72	87	233	126
Facility rationalization and impairment charges	219	—	219	—
Total operating expenses	23,560	17,022	42,285	34,623

Income from operations	2,915	5,141	6,587	8,864

Other expense (income), net	758	658	1,246	(809)
Net loss (gain) on extinguishment of debt	2,422	(104)	2,422	(104)
Interest income	(320)	(287)	(688)	(744)
Interest expense	1,804	2,782	4,528	5,598
Total non-operating expenses	4,664	3,049	7,508	3,941

(Loss) income before income taxes	(1,749)	2,092	(921)	4,923

Income tax (benefit) provision	(702)	912	(379)	1,943

Net (loss) income	$(1,047)	$1,180	$(542)	$2,980

(Loss) earnings per share:
Basic	$(0.09)	$0.10	$(0.04)	$0.27
Diluted	$(0.09)	$0.10	$(0.04)	$0.26

Weighted average shares:
Basic	12,144,563	12,019,468	12,116,257	11,226,649
Diluted	12,144,563	12,098,725	12,116,257	11,291,021

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$34,151	$119,811
Accounts, notes, and other receivables, net of allowances of $12,229 and $12,265 in 2011 and 2010, respectively	47,451	42,385
Inventories	150,999	144,500
Prepaid expenses and other current assets	14,077	10,513
Deferred tax assets	11,557	11,419
Total current assets	$258,235	$328,628

Property, plant and equipment, net of accumulated depreciation of $115,327 and $110,983 in 2011 and 2010, respectively	87,385	86,404
Trademarks	15,343	14,981
Goodwill	27,180	26,023
Other intangibles, net	2,519	4,028
Other assets	17,751	16,144
Long-term deferred tax assets	9,032	8,886

Total assets	$417,445	$485,094

Liabilities and stockholders’ equity
Current liabilities:
Debt	$1,241	$2,462
Accounts payable	12,488	12,141
Other current liabilities	32,660	39,181
Total current liabilities	46,389	53,784

Long-term debt	79,335	152,048
Deferred tax liabilities	3,761	3,761
Pension and other postretirement benefit liabilities	41,143	38,366
Other non-current liabilities	8,415	8,511
Total liabilities	179,043	256,470

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	158,734	154,404
Retained earnings	133,505	134,209
Accumulated other comprehensive loss	(7,912)	(12,935)
Treasury stock, at cost	(45,939)	(47,068)
Total stockholders’ equity	238,402	228,624

Total liabilities and stockholders’ equity	$417,445	$485,094

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(542)	$2,980
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,370	5,050
Amortization of bond discount	59	74
Net loss (gain) on extinguishment of debt	2,422	(104)
Stock-based compensation expense	3,401	741
(Excess benefit) tax deficiency from stock-based awards	(195)	64
Tax benefit from stock option exercises	254	4
Deferred tax benefit	(587)	(1,207)
(Recovery of) provision for doubtful accounts	(80)	248
Other	778	87
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(5,217)	(2,655)
Inventories	(4,088)	306
Prepaid expenses and other assets	(4,774)	(552)
Accounts payable	196	472
Other liabilities	(4,014)	2,603
Cash flows from operating activities	(8,017)	8,111

Cash flows from investing activities:
Capital expenditures	(2,668)	(1,150)
Payment for acquisition and contingent consideration for previous acquisition	(3,289)	—
Other	(6)	85
Cash flows from investing activities	(5,963)	(1,065)

Cash flows from financing activities:
Borrowings under lines of credit	12,750	799
Repayments under lines of credit	(1,982)	(264)
Repayments of long-term debt, net of premium or discount	(86,488)	(5,633)
Proceeds from issuance of common stock	1,642	27,647
Excess benefit (tax deficiency) from stock-based awards	195	(64)
Cash flows from financing activities	(73,883)	22,485

Effect of foreign exchange rate changes on cash	2,203	(3,341)
(Decrease) increase in cash	(85,660)	26,190
Cash, beginning of period	119,811	65,873
Cash, end of period	$34,151	$92,063

Supplemental Cash Flow Information:
Interest paid	$6,400	$6,144
Income taxes paid	$3,275	$5,080

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Option and Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2011	$14	$154,404	$134,209	$(12,935)	$(47,068)	$228,624
Comprehensive income:
Net loss:			(542)			(542)
Foreign currency translation adjustment				5,023		5,023
Total comprehensive income						4,481
Exercise of 108,888 options for shares of common stock	—	675	(162)		1,129	1,642
Tax benefit of options exercised		254				254
Stock-based compensation		3,401				3,401
Balance, June 30, 2011	$14	$158,734	$133,505	$(7,912)	$(45,939)	$238,402

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2011

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2010, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our accounting policies for the first half of fiscal year 2011.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(1,047)	$1,180	$(542)	$2,980

Denominator:
Weighted-average common shares outstanding - basic	12,144,563	12,019,468	12,116,257	11,226,649
Dilutive effect of stock-based compensation plans	—	79,257	—	64,372
Weighted-average common shares outstanding - diluted	12,144,563	12,098,725	12,116,257	11,291,021

Net income per share - basic	$(0.09)	$0.10	$(0.04)	$0.27
Net income per share - diluted	$(0.09)	$0.10	$(0.04)	$0.26

Since we incurred a loss for the three and six month periods ended June 30, 2011, we did not include any of the 964,238 options to purchase shares of common stock or the right to purchase 31,847 shares under our employee stock purchase plan in the computation of diluted earnings per share because their impact would have been antidilutive. We did not include 711,580 and 735,756 of the outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive.

(4)           Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other postretirement benefits. The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2011	2010
Accumulated other comprehensive loss:
Foreign currency translation adjustment	$8,763	$3,740
Pension and other postretirement benefits	(16,675)	(16,675)
Total accumulated other comprehensive loss	$(7,912)	$(12,935)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Comprehensive income (loss):
Net (loss) income:	$(1,047)	$1,180		$(542)	$2,980
Foreign currency translation adjustment	1,707	(5,223)		5,023	(9,213)
Pension and other postretirement benefits, net	—	60	(1)	—	60	(1)
Total comprehensive income (loss)	$660	$(3,983)		$4,481	$(6,173)

(1) Represents a gross change of $83, net of $23 in related tax impact

(5)           Inventories

	June 30,	December 31,
	2011	2010
Raw materials	$19,390	$18,091
Work-in-process	35,807	34,493
Finished goods	95,802	91,916
Total inventory	$150,999	$144,500

Finished goods inventory was impacted by the preliminary purchase price allocation of $0.6 million relating to our acquisition of assets associated with a piano retail store in Chicago, Illinois. This aquisition was not material to our financial condition or results of operations.

(6)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. We performed our annual goodwill and intangible asset impairment test as of July 31, 2010 to coincide with the timing of our fall budgeting and planning process, which provides multi-year cash flows that are used to conduct our annual impairment testing. Our analyses of band division trademarks and piano division goodwill and trademarks did not indicate any impairment; therefore, no charge was taken against those assets. No other events or circumstances occurred subsequent to our annual impairment test which would have indicated that these assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2011	$25,823	$200	$26,023
Foreign currency translation impact	1,157	—	1,157
Balance, June 30, 2011	$26,980	$200	$27,180

Trademarks:
Balance, January 1, 2011	$9,157	$5,824	$14,981
Foreign currency translation impact	362	—	362
Balance, June 30, 2011	$9,519	$5,824	$15,343

We have previously recorded cumulative impairment losses of $8.6 million associated with band division goodwill and $1.0 million associated with online music business trademarks.

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	June 30, 2011	December 31, 2010
Gross deferred financing costs	$3,898	$6,170
Accumulated amortization	(2,518)	(3,542)
Deferred financing costs, net	$1,380	$2,628

Gross non-compete agreements	$250	$250
Accumulated amortization	(156)	(131)
Non-compete agreements, net	$94	$119

Gross customer relationships	$498	$524
Accumulated amortization	(277)	(283)
Customer relationships, net	$221	$241

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,352)	(1,136)
Website and developed technology, net	$824	$1,040

Total gross other intangibles	$6,822	$9,120
Accumulated amortization	(4,303)	(5,092)
Total other intangibles, net	$2,519	$4,028

We wrote off $1.0 million of deferred financing costs during the period, primarily due to the redemption of $85.0 million of our 7.00% Senior Notes, which is discussed more fully in Note 8. The weighted-average amortization period for deferred financing costs is six years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. The remaining weighted-average amortization period for deferred financing costs is approximately three years and the remaining weighted-average amortization period for all other amortizable intangibles is approximately two years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expense	$267	$305	$577	$611

The following table shows the total estimated amortization expense for the remainder of 2011 and beyond:

Remainder of 2011	$491
2012	983
2013	632
2014	245
2015	162
Thereafter	6
Total	$2,519

(7)           Other Current Liabilities

Our other current liabilities consist of the following:

	June 30, 2011	December 31, 2010
Accrued payroll and related benefits	$12,760	$11,428
Current portion of pension and other postretirement benefit liabilities	1,374	1,306
Accrued warranty expense	1,443	1,510
Accrued interest	1,606	3,549
Deferred income	8,697	9,652
Income and other taxes payable	341	358
Other accrued expenses	6,439	11,378
Total	$32,660	$39,181

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the six months ended June 30, 2011 and 2010, and the year ended December 31, 2010 is as follows:

	June 30, 2011	June 30, 2010	December 31, 2010
Beginning balance	$1,510	$1,553	$1,553
Additions	790	433	894
Claims and reversals	(913)	(460)	(896)
Foreign currency translation impact	56	(94)	(41)
Ending balance	$1,443	$1,432	$1,510

(8)           Debt

On May 2, 2011 we redeemed $85.0 million of our 7.00% Senior Notes at 101.75% of principal plus accrued interest pursuant to a call we issued on April 1, 2011. We recorded a net loss on extinguishment of debt of $2.4 million during the second quarter of 2011. This net loss consists of the following:

Premiums paid pursuant to the call	$1,488
Deferred financing costs write-off	706
Bond discount write-off	228
Net loss on extinguishment of debt	$2,422

Our outstanding debt consists of the following:

	June 30, 2011	December 31, 2010
7.00% Senior Notes	$67,506	$152,506
Unamortized bond discount	(171)	(458)
Domestic line of credit	12,000	—
Overseas lines of credit	1,241	2,462
Total	80,576	154,510
Less: current portion	1,241	2,462
Long-term debt	$79,335	$152,048

Scheduled repayments of outstanding debt as of June 30, 2011 are as follows:

Remainder of 2011	$1,241
2012	—
2013	—
2014	67,506
2015	12,000
Total	$80,747

(9)                                 Facility Rationalization Charges — Band Segment

During the second quarter of 2011, we determined that the book value of our former manufacturing facility in Elkhorn, Wisconsin exceeded the fair value. Accordingly, we recorded a facility impairment charge of $0.2 million as a component of operating expenses. This facility, which has a remaining book value of less than $0.1 million, is included in other assets and is being held for sale.

During the fourth quarter of 2011, we intend to close our tuned percussion instrument manufacturing facility located in LaGrange, Illinois and consolidate the production into our other percussion facility in Monroe, North Carolina. As a result of this pending closure, we recorded charges of $0.4 million in severance and related expenses during the first quarter of 2011 as a component of cost of goods sold. We currently do not expect to incur any additional severance expenses during the remainder of 2011.

The severance liability and related activity associated with this plant closure is as follows:

Facility rationalization severance liability:
Balance at January 1, 2011	$—
Additions charged to cost of sales	417
Payments	—
Balance, June 30, 2011	$417

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity or anticipated realization dates.

	June 30, 2011	December 31, 2010
Financial assets:
Trading securities(1) - Level 1	$1,872	$1,758
Foreign currency contracts(2) - Level 2	398	216
	$2,270	$1,974

Financial liabilities:
Foreign currency contracts(2) - Level 2	$295	$447

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost, net carrying value, and estimated fair value are as follows:

	June 30, 2011		December 31, 2010
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$80,576	$80,156	$154,510	$156,208

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value.

(11)         Stockholders’ Equity and Stock-based Compensation Arrangements

Our common stock was previously comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes were substantially identical. Each share of Class A common stock entitled the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. On June 2, 2011 our Chairman and Chief Executive Officer sold all of their Class A common stock to other shareholders. Once the Class A stock was no longer held by its former shareholders, it was converted into Ordinary common stock. This eliminated the 80% voting power previously held by our Chairman and Chief Executive Officer.

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

Our 1996 Stock Plan has expired but still has vested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 171,274 shares of treasury stock to cover options exercised, with 282,276 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. The reduction to retained earnings associated with options exercised during the three months ended June 30, 2011 was $0.2 million. This reduction was $0.1 million for the three and six months ended June 30, 2010.

The compensation cost and the income tax benefit recognized for these plans is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Compensation cost included in:
Basic income per share	$0.18	$0.03	$0.21	$0.05
Diluted income per share	$0.18	$0.03	$0.21	$0.05
Stock-based compensation expense	2,996	375	3,401	741
Income tax benefit	769	68	851	135

In connection with the sale of Class A common stock mentioned above, vesting of most of the unvested stock options under our Stock Plan was accelerated. As a result, we incurred $2.2 million of stock-based compensation expense during the second quarter of 2011.

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

There were no options granted during the three and six months ended June 30, 2011 or 2010. During the six months ended June 30, 2011, we granted 40,000 restricted shares with a fair value of $19.89 per share. As a result of the sale of Class A common stock, the vesting of these shares was accelerated and we recognized an associated compensation cost of $0.7 million during the second quarter of 2011.

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,086,886	$20.60
Granted	—	—
Exercised	(108,888)	15.09
Forfeited	(13,760)	26.18
Outstanding, June 30, 2011	964,238	$21.15	5.3	$5,538

Exercisable, June 30, 2011	856,498	$21.86	5.0	$4,381

The total intrinsic value of the options exercised during the three and six month period ended June 30, 2011 was $1.0 million. The total intrinsic value of the options exercised during the three and six month periods ended June 30, 2010 was nominal. As of June 30, 2011, there was $0.6 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of 2.8 years. Cash received from option exercises under the Stock Plans for the three and six month period ended June 30, 2011 was $1.6 million.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	0.3%	0.5%	0.3%	0.5%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	28.3%	27.9%	28.3%	27.9%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$4.81	$2.79	$4.81	$2.79

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	15,709	$16.58
Shares subscribed	17,165	16.58
Exercised	—	—
Forfeited	(1,027)	16.58
Outstanding, June 30, 2011	31,847	$16.58	0.1	$289

(12)                          Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
West 57th Street building income	$(590)	$(961)	$(1,255)	$(3,393)
West 57th Street building expense	1,582	1,689	3,370	3,461
Foreign exchange loss (gain), net	11	(217)	(650)	(713)
Miscellaneous, net	(245)	147	(219)	(164)
Other expense (income), net	$758	$658	$1,246	$(809)

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

(13)         Commitments and Contingent Liabilities

We are involved in certain legal proceedings regarding environmental matters, which were previously disclosed in our 2010 Annual Report on Form 10-K. Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business. While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, results of operations or prospects.

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

Based on our past experience and currently available information, these matters and our other liabilities and compliance costs arising under environmental laws are not expected to have a material impact on our capital expenditures, earnings or financial position in an individual year. However, some risk of environmental liability is inherent in the nature of our current and former businesses and we may, in the future, incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental laws.

(14)       Retirement Plans

We have defined benefit pension plans covering many of our employees, including certain employees in Germany and the U.K.  The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$93	$82	$165	$148
Interest cost	762	884	455	408
Expected return on plan assets	(1,101)	(1,047)	(107)	(72)
Amortization of prior service cost (credit)	29	28	(13)	(13)
Amortization of net loss	595	486	29	46
Net periodic pension cost	$378	$433	$529	$517

	Domestic Plan		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$181	$175	$322	$319
Interest cost	1,626	1,728	889	861
Expected return on plan assets	(2,150)	(2,097)	(212)	(167)
Amortization of prior service cost (credit)	57	56	(26)	(13)
Amortization of net loss	1,084	978	58	80
Net periodic pension cost	$798	$840	$1,031	$1,080

We have not made any payments to our domestic pension plan as of June 30, 2011. However, we expect to contribute $2.6 million to this plan in the second half of 2011. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.9 million for the current year. As of June 30, 2011, we have made contributions of $0.4 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2011 benefit payments under these plans are $1.3 million, of which $0.6 million was paid through June 2011.

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

The following tables present information about our operating segments for the three and six months ended June 30, 2011 and 2010:

Three Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$24,517	$18,148	$11,506	$54,171	$33,723	$1,047	$34,770	$—	$88,941
Income (loss) from operations	1,310	2,595	1,063	4,968	1,017	75	1,092	(3,145)	2,915

Three Months Ended 2010	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$21,366	$12,943	$10,813	$45,122	$32,144	$982	$33,126	$—	$78,248
Income (loss) from operations	223	2,365	999	3,587	2,031	67	2,098	(544)	5,141

Six Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$44,867	$29,774	$23,119	$97,760	$61,990	$2,122	$64,112	$—	$161,872
Income (loss) from operations	2,019	3,990	2,491	8,500	1,948	169	2,117	(4,030)	6,587

Six Months Ended 2010	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$40,206	$22,665	$21,427	$84,298	$60,424	$2,069	$62,493	$—	$146,791
Income (loss) from operations	579	3,085	1,973	5,637	4,542	157	4,699	(1,472)	8,864

(16)         Subsequent Events

On July 26, 2011, approximately 230 employees (approximately 28% of band division’s workforce) at our Eastlake, Ohio brass instrument manufacturing facility went on strike.

ITEM 2                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular Amounts in Thousands Except Percentages, Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high quality musical instruments. Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany. We also offer Steinway upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names. We are also an online retailer of classical music. Through our band division, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig. We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools. Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

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

Inventory

We establish inventory reserves for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, coupled with increased offshore sourcing, could affect our ability to realize the current cost of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We account for our inventory using standard costs. Accordingly, variances between actual and standard costs that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns. Abnormal costs are expensed in the period in which they occur.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,				Change
	2011		2010		$	%
Net sales
Band	$34,770		$33,126		1,644	5.0
Piano	54,171		45,122		9,049	20.1
Total sales	88,941		78,248		10,693	13.7

Cost of sales
Band	26,840		25,822		1,018	3.9
Piano	35,626		30,263		5,363	17.7
Total cost of sales	62,466		56,085		6,381	11.4

Gross profit
Band	7,930	22.8%	7,304	22.0%	626	8.6
Piano	18,545	34.2%	14,859	32.9%	3,686	24.8
Total gross profit	26,475		22,163		4,312	19.5
	29.8%		28.3%

Operating expenses	23,560		17,022		6,538	38.4
Income from operations	2,915		5,141		(2,226)	(43.3)

Other expense (income), net	758		658		100	15.2
Net loss (gain) on extinguishment of debt	2,422		(104)		2,526	(2,428.8)
Net interest expense	1,484		2,495		(1,011)	(40.5)
Non-operating expenses	4,664		3,049		1,615	53.0

(Loss) income before income taxes	(1,749)		2,092		(3,841)	(183.6)

Income tax (benefit) provision	(702)	40.1%	912	43.6%	(1,614)	(177.0)

Net (loss) income	$(1,047)		$1,180		(2,227)	(188.7)

Overview — Piano division revenues and gross profits improved significantly as a result of increased shipments of Steinway grand units. Band division revenues and gross profits also improved due to greater demand for woodwind and student brass instruments, as well as lower variances and inventory reserve charges. In June our Chairman and Chief Executive Officer sold all of their Class A common stock to other shareholders.  Income from operations was adversely impacted by legal, consulting, and stock-based compensation costs associated with this transaction.

Net Sales — Domestic piano division revenues improved $3.2 million as a result of a 25% increase in Steinway grand unit shipments, which more than offset the impact of an 11% decrease in mid-priced piano unit shipments. Overseas piano division revenues were $5.9 million higher due to strong wholesale demand in Europe as well as $3.1 million attributable to foreign currency exchange rates. Overseas Steinway grand unit shipments increased 14% and mid-priced piano line shipments were 11% higher than the year-ago period.

Band division revenues were $1.6 million higher due to an 8% increase in overall unit shipments. This was largely driven by orders placed in the first quarter but shipped in the second quarter.

Gross Profit — Gross profit was $4.3 million higher primarily due to better sales and margins at our piano divisions.  Domestic piano division gross margins increased from 28.7% to 33.1% due largely to improved demand for Steinway grands at both the wholesale and retail levels, as well as the absence of $0.3 million in costs associated with an unplanned factory shutdown in 2010 which did not recur in the current period. Overseas piano division margins went from 36.7% to 35.2% due to a shift in mix from larger, higher margin Steinway grands to smaller, lower margin Steinway grands.

Despite increased material and overhead costs, gross margins at the band division rose from 22.0% to 22.8%. In the prior period, production variances which negatively impacted the margin were approximately $0.7 million higher than in the current period. Also, inventory reserves were higher in the year-ago period.

Operating Expenses— Operating expenses increased $6.5 million during the period, much of which was attributable to the Class A common stock sale transaction. This resulted in accelerated vesting of most of our stock options and all of our restricted stock, for which we incurred an incremental $2.5 million in stock-based compensation expense. We also incurred $0.6 million in additional legal and consulting costs associated with the transaction. In addition, the band division also took a $0.2 million facilities impairment charge during the period.

Exclusive of the atypical items mentioned above, sales and marketing costs increased $1.4 million primarily due to advertising and promotional expenses, commissions, and bonuses. General and administrative costs increased $1.9 million due to increased wages, benefits, headcount, and consulting costs. However, inherent in the selling, general, and administrative charges is a $0.7 million increase associated with foreign exchange rate changes. Wages and benefits increased in part due to the reinstatement of salaries and the resumption of annual merit increases.

Non-operating Expenses — Non-operating expenses increased $1.6 million in the current period. In May we extinguished $85.0 million of our 7.00% Senior Notes, which resulted in a loss on extinguishment of $2.4 million, as compared to a gain of $0.1 million in the prior period. However, we were able to lower interest expense by $1.0 million during the period. Expenses associated with our West 57th Street building were $0.3 million higher than the year-ago period. We expect to continue to incur temporary losses in the near term on this facility in 2011 until we have leased the remaining available space to new tenants.

Income Taxes — We recorded an income tax benefit of $0.7 million, reflecting our anticipated annual effective income tax rate of 41.8% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 40.1% for the period. The rate of 43.6% in the year-ago period reflected an anticipated annual effective income tax rate of 39.8% as well as uncertain tax positions and discrete items.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,				Change
	2011		2010		$	%
Net sales
Band	$64,112		$62,493		1,619	2.6
Piano	97,760		84,298		13,462	16.0
Total sales	161,872		146,791		15,081	10.3

Cost of sales
Band	49,014		46,734		2,280	4.9
Piano	63,986		56,570		7,416	13.1
Total cost of sales	113,000		103,304		9,696	9.4

Gross profit
Band	15,098	23.5%	15,759	25.2%	(661)	(4.2)
Piano	33,774	34.5%	27,728	32.9%	6,046	21.8
Total gross profit	48,872		43,487		5,385	12.4
	30.2%		29.6%

Operating expenses	42,285		34,623		7,662	22.1
Income from operations	6,587		8,864		(2,277)	(25.7)

Other expense (income), net	1,246		(809)		2,055	(254.0)
Net loss (gain) on extinguishment of debt	2,422		(104)		2,526	(2,428.8)
Net interest expense	3,840		4,854		(1,014)	(20.9)
Non-operating expenses	7,508		3,941		3,567	90.5

(Loss) income before income taxes	(921)		4,923		(5,844)	(118.7)

Income tax (benefit) provision	(379)	41.2%	1,943	39.5%	(2,322)	(119.5)

Net (loss) income	$(542)		$2,980		(3,522)	(118.2)

Overview — Piano division revenues and gross profits increased primarily as a result of greatly improved demand for Steinway grand units worldwide. Although band division revenues increased, higher material and overhead costs as well as severance associated with a pending plant closure adversely impacted gross profits. Income from operations was negatively impacted by incremental legal, consulting, and stock-based compensation costs associated with the Class A common stock transaction discussed previously.

Net Sales — Domestic piano division revenues increased $4.7 million as a result of a 21% increase in Steinway grand unit shipments. Strong retail sales more than offset the slight (2%) decrease in mid-price piano shipments. Due to better wholesale demand, which drove a 16% increase in Steinway grand unit shipments, and a favorable foreign exchange rate impact of $3.7 million, overseas piano division revenues increased $8.8 million.

Despite flat overall unit shipments, band division revenues increased $1.6 million due to strong demand for certain student and professional brass instruments.

Gross Profit — Gross profit increased $5.4 million due to improved sales and margins from the piano division. Gross margins at the band division dropped from 25.2% to 23.5% in the current period. Higher material and overhead costs, coupled with severance charges of $0.4 million associated with a pending plant closure adversely impacted the margin.

Piano margins improved from 32.9% to 34.5%. Domestic piano margins grew from 29.8% to 33.3% due to increased retail sales, which typically generate higher margins, as well as the absence of $0.3 million of overhead costs associated with an unplanned factory shutdown in the year-ago period. Overseas piano margins dropped only slightly (35.8% to 35.6%) since the adverse shift in mix to smaller, lower margin Steinway grand models was offset by improved factory throughput and lower variances.

Operating Expenses— Operating expenses increased $7.7 million, of which $2.5 million is incremental stock-based compensation and $0.6 million is legal and consulting costs associated with the Class A common stock transaction mentioned above. Facility impairment charges of $0.2 million also adversely impacted operating expenses.

Typical marketing, advertising, commissions, and promotional expenses increased $1.8 million, but this was partially offset by a shift from bad debt expense to bad debt recovery of $0.3 million. General and administrative costs increased $2.8 million due to increased wages, benefits, headcount, legal, and consulting costs. Wages and benefits increased in part due to the reinstatement of salaries and the resumption of annual merit increases. Also, selling, general, and administrative expenses were adversely impacted by $0.7 million due to foreign currency exchange rate changes.

Non-operating Expenses — Non-operating expenses increased $3.6 million primarily due to a shift from gain on extinguishment of debt to loss on extinguishment of debt of $2.6 million. This loss relates to our redemption of $85.0 million of our 7.00% Senior Notes in May, which generated an interest savings of $1.0 million during the period. We incurred incremental expenses of $2.0 million from our West 57th Street building. We expect to continue to incur  temporary losses on this facility in 2011 until we have leased the remaining available space to new tenants.

Income Taxes — We recorded an income tax benefit of $0.4 million, reflecting our anticipated annual effective income tax rate of 41.8% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 41.2% for the period. The rate of 39.5% in the year-ago period reflected an anticipated annual effective income tax rate of 39.8% as well as uncertain tax positions and discrete items.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2011 and 2010 are summarized as follows:

	2011	2010	Change
Net (loss) income:	$(542)	$2,980	$(3,522)
Changes in operating assets and liabilities	(17,897)	174	(18,071)
Other adjustments to reconcile net income to cash from operating activities	10,422	4,957	5,465
Cash flows from operating activities	(8,017)	8,111	(16,128)

Cash flows from investing activities	(5,963)	(1,065)	(4,898)

Cash flows from financing activities	(73,883)	22,485	(96,368)

Cash flows from operating activities decreased $16.1 million from the year-ago period. We used $4.4 million more for inventory in the current period as a result of higher production levels at many plants. We used $4.2 million more for prepaids and other assets due to prepaid inventory, real estate taxes, and expenses associated with our West 57th Street building. We used $6.9 million more for accounts payable and accrued expenses, primarily due to shifts in spending patterns, which have returned to normal levels.

Cash flows from investing activities resulted in the use of an additional $4.9 million primarily due to the payment of $2.7 million in additional consideration associated with the acquisition of our online music business, as well as $0.6 million paid to acquire assets of a piano retail store in Chicago, Illinois. Higher capital expenditures of $1.5 million were also a factor as capital expenditures were abnormally low in 2010. In 2011, we expect capital expenditures for the full year to be in the range of $4.0 to $6.0 million, along with $1.0 million to $2.0 million for improvements and renovations at our building in New York City.

Cash flows from financing activities decreased by $96.4 million compared to the year-ago period. We spent an incremental $80.9 million to extinguish a significant portion of our 7.00% Senior Notes. This was partially offset by incremental cash provided by borrowings of $10.2 million. Also, in the prior period, we generated $27.6 million through stock sales, compared to $1.6 million in the current period.

Borrowing Activities and Availability — We have a domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment. As of June 30, 2011 we had $12.0 million outstanding on this Credit Facility and $81.9 million of availability, net of borrowing restrictions.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.1 million ($23.3 million at the June 30, 2011 exchange rate), net of borrowing restrictions of €1.4 million ($2.0 million at the June 30, 2011 exchange rate) which are payable either December 31, 2011 or in April 2012. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the June 30, 2011 exchange rate) for use by our U.K. branch and ¥300 million ($3.7 million at the June 30, 2011 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.6 million at the June 30, 2011 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.6% for Japanese yen loans. We had nothing outstanding as of June 30, 2011 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.7 million at the June 30, 2011 exchange rate). The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at June 30, 2011) and expires on June 30, 2012. As of June 30, 2011, we had $1.2 million outstanding on this revolving loan agreement.

At June 30, 2011, our total outstanding indebtedness amounted to $80.7 million, consisting of $67.5 million of our 7.00% Senior Notes due March 1, 2014, $12.0 million outstanding on our Credit Facility, and $1.2 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase 7.00% Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of June 30, 2011 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We did not make any repurchases during the three and six months ended June 30, 2011 or 2010.

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

On July 26, 2011, workers at our Eastlake, Ohio brass instrument manufacturing facility went on strike. What impact, if any, this may have on our future results of operations or cash flows is contingent upon several factors, including inventory on hand as compared to customer demand, our ability to substitute other products, and the length of time workers remain on strike. However, we do not anticipate that the strike will have an adverse effect on our liquidity.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at June 30, 2011.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt(1)	$94,381	$6,219	$75,862	$12,300	$—
Capital leases	12	5	7	—	—
Operating leases(2)	256,188	6,294	10,087	8,549	231,258
Purchase obligations(3)	32,332	32,290	42	—	—
Other long-term liabilities(4)	49,662	5,007	4,009	3,930	36,716
Total	$432,575	$49,815	$90,007	$24,779	$267,974

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable June 30, 2011 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $242.0 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty-six years remaining. The rest is attributable to the leasing of other facilities and equipment.

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

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS          XBRL Instance Document*

101.SCH         XBRL Taxonomy Extension Schema Document*

101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF         XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB         XBRL Taxonomy Extension Label Linkbase Document*

101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: August 5, 2011