Form 10-Q
period 2011-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2011-11-09
CIK 911583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No   ☒

Number of shares of Common Stock issued and outstanding as of November 4, 2011:  12,357,499

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                                                       FINANCIAL STATEMENTS

ITEM 1                                                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$89,755	$83,261	$251,627	$230,052
Cost of sales	63,783	60,066	176,783	163,370

Gross profit	25,972	23,195	74,844	66,682

Operating expenses:
Sales and marketing	10,689	9,587	32,470	29,756
General and administrative	9,269	7,768	29,321	22,096
Other operating (income) expenses	(230)	46	3	172
Facility rationalization and impairment charges	5,142	—	5,361	—
Total operating expenses	24,870	17,401	67,155	52,024

Income from operations	1,102	5,794	7,689	14,658

Other expense (income), net	1,886	110	3,132	(699)
Net loss (gain) on extinguishment of debt	—	—	2,422	(104)
Interest income	(255)	(241)	(943)	(985)
Interest expense	1,266	2,705	5,794	8,303
Total non-operating expenses	2,897	2,574	10,405	6,515

(Loss) income before income taxes	(1,795)	3,220	(2,716)	8,143

Income tax (benefit) provision	(717)	1,655	(1,096)	3,598

Net (loss) income	$(1,078)	$1,565	$(1,620)	$4,545

(Loss) earnings per share:
Basic	$(0.09)	$0.13	$(0.13)	$0.40
Diluted	$(0.09)	$0.13	$(0.13)	$0.39

Weighted average shares:
Basic	12,334,155	12,055,741	12,188,889	11,503,013
Diluted	12,334,155	12,098,871	12,188,889	11,559,335

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$41,221	$119,811
Accounts, notes, and other receivables, net of allowances of $11,875 and $12,265 in 2011 and 2010, respectively	49,724	42,385
Inventories	140,333	144,500
Prepaid expenses and other current assets	16,208	10,513
Deferred tax assets	11,493	11,419
Total current assets	$258,979	$328,628

Property, plant and equipment, net of accumulated depreciation of $115,212 and $110,983 in 2011 and 2010, respectively	85,290	86,404
Trademarks	13,880	14,981
Goodwill	23,112	26,023
Other intangibles, net	2,540	4,028
Other assets	17,301	16,144
Long-term deferred tax assets	9,176	8,886

Total assets	$410,278	$485,094

Liabilities and stockholders’ equity
Current liabilities:
Debt	$649	$2,462
Accounts payable	12,234	12,141
Other current liabilities	33,723	39,181
Total current liabilities	46,606	53,784

Long-term debt	77,351	152,048
Deferred tax liabilities	3,762	3,761
Pension and other postretirement benefit liabilities	36,965	38,366
Other non-current liabilities	8,356	8,511
Total liabilities	173,040	256,470

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	160,764	154,404
Retained earnings	132,276	134,209
Accumulated other comprehensive loss	(11,132)	(12,935)
Treasury stock, at cost	(44,684)	(47,068)
Total stockholders’ equity	237,238	228,624

Total liabilities and stockholders’ equity	$410,278	$485,094

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,620)	$4,545
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,544	7,302
Net loss (gain) on extinguishment of debt	2,422	(104)
Facility rationalization and impairment charges	5,361	—
Stock-based compensation expense	3,514	1,109
(Excess benefit) tax deficiency from stock-based awards	(261)	64
Tax benefit from stock option exercises	398	4
Deferred tax benefit	(333)	(1,257)
Recovery of doubtful accounts	(211)	(63)
Other	504	66
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(7,650)	(8,296)
Inventories	3,520	6,353
Prepaid expenses and other assets	(6,708)	(324)
Accounts payable	(140)	2,990
Other liabilities	(4,482)	(1,275)
Cash flows from operating activities	858	11,114

Cash flows from investing activities:
Capital expenditures	(4,118)	(1,841)
Payment for acquisition and contingent consideration for previous acquisition	(3,289)	(353)
Other	18	108
Cash flows from investing activities	(7,389)	(2,086)

Cash flows from financing activities:
Borrowings under lines of credit	16,607	870
Repayments under lines of credit	(8,470)	(335)
Repayments of long-term debt, net of premium or discount	(86,488)	(5,633)
Proceeds from issuance of common stock	4,519	28,197
Purchase of treasury stock	—	(349)
Excess benefit (tax deficiency) from stock-based awards	261	(64)
Cash flows from financing activities	(73,571)	22,686

Effect of foreign exchange rate changes on cash	1,512	(1,373)
(Decrease) increase in cash	(78,590)	30,341
Cash, beginning of period	119,811	65,873
Cash, end of period	$41,221	$96,214

Supplemental Cash Flow Information:
Interest paid	$8,823	$12,268
Income taxes paid	$5,427	$6,395

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Option and Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2011	$14	$154,404	$134,209	$(12,935)	$(47,068)	$228,624
Comprehensive income:
Net loss:			(1,620)			(1,620)
Foreign currency translation adjustment				1,803		1,803
Total comprehensive income						183
Exercise of 226,300 options for shares of common stock	—	1,860	(313)		2,384	3,931
Tax benefit of options exercised		398				398
Stock-based compensation		3,514				3,514
Issuance of 35,487 shares of common stock	—	588				588
Balance, September 30, 2011	$14	$160,764	$132,276	$(11,132)	$(44,684)	$237,238

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2010, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our accounting policies during 2011.

Recent Accounting Pronouncements — Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” become effective for us for fiscal years beginning after December 15, 2011. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures.

In June 2011, ASC 220, “Comprehensive Income,” was amended and will become effective for us for fiscal years beginning after December 15, 2011. These amendments require us to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity is eliminated.

In September 2011, ASC 350, “Intangibles-Goodwill and Others,” was amended to simplify the assessment of goodwill impairment and will become effective for us for fiscal years beginning after December 15, 2011. The amended guidance allows us to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test.

We will comply with the requirements of these amendments when the amendments are effective. None of these amendments are expected to have a material impact on our financial statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(1,078)	$1,565	$(1,620)	$4,545

Denominator:
Weighted-average common shares outstanding - basic	12,334,155	12,055,741	12,188,889	11,503,013
Dilutive effect of stock-based compensation plans	—	43,130	—	56,322
Weighted-average common shares outstanding - diluted	12,334,155	12,098,871	12,188,889	11,559,335

Net (loss) income per share - basic	$(0.09)	$0.13	$(0.13)	$0.40
Net (loss) income per share - diluted	$(0.09)	$0.13	$(0.13)	$0.39

Since we incurred a loss for the three and nine month periods ended September 30, 2011, we did not include any of the 837,926 options to purchase shares of common stock or the right to purchase 3,864 shares under our employee stock purchase plan in the computation of diluted earnings per share because their impact would have been antidilutive. We did not include 745,176 outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 because generally their exercise prices were more than the average market price of our common shares and they are therefore antidilutive.

(4)           Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and pension and other postretirement benefits. The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2011	2010
Accumulated other comprehensive loss:
Foreign currency translation adjustment	$5,543	$3,740
Pension and other postretirement benefits	(16,675)	(16,675)
Total accumulated other comprehensive loss	$(11,132)	$(12,935)

The components of comprehensive (loss) income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive (loss) income:
Net (loss) income:	$(1,078)	$1,565	$(1,620)	$4,545
Foreign currency translation adjustment	(3,220)	6,319	1,803	(2,894)
Pension and other postretirement benefits, net	—	—	—	83
Tax impact of pension and postretirement benefits	—	—	—	(23)
Total comprehensive (loss) income	$(4,298)	$7,884	$183	$1,711

(5)           Inventories

	September 30,	December 31,
	2011	2010
Raw materials	$18,277	$18,091
Work-in-process	34,895	34,493
Finished goods	87,161	91,916
Total inventory	$140,333	$144,500

Finished goods inventory was impacted by the final purchase price allocation of $0.6 million relating to our acquisition of assets associated with a piano retail store in Chicago, Illinois. This acquisition was not material to our financial condition or results of operations.

(6)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. Goodwill and indefinite-lived trademarks are not amortized but are subject to impairment testing. We conduct our annual impairment test on July 31st each year, and also when events and circumstances indicate that the fair value of any of our reporting units may be below the unit’s carrying value. We consider our band division, music education business, piano division, and our online music business to be separate reporting units.

Our assessment is based on a comparison of net book value to estimated fair values primarily using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market participant weighted-average costs of capital as a basis for determining the discount rates to apply to our reporting units future expected cash flows, adjusted for the risks and uncertainty inherent in our industry generally and in our internally developed forecasts. We also use a market approach against which we benchmark the results of our income approach to ensure that the results are appropriate.

Our annual impairment testing date of July 31st was selected to coincide with the timing of our fall budgeting and planning process, which provides multi-year cash flows that are used to conduct our annual impairment testing. This date also enables us to have insight into the back-to-school selling season results for our band and music education businesses. The multi-year cash flow projections for our band and music education businesses resulted in reductions in revenue growth assumptions and lower profit margins, both of which have a significant impact on our discounted cash flow models. Our revenue and gross profit assumptions were impacted in part by recent changes made to certain product lines, including the redesign of certain student woodwind instruments and the discontinuation of sourcing some components and reversion to in-house manufacturing in order to ensure supply and quality. These changes have resulted in increased costs, which we expect to cause lower margins despite price increases which we implemented on July 1, 2011. As a result, we recorded a $0.9 million charge to trademarks and wrote off $0.2 million of goodwill associated with the band division’s music education business. In connection with completing the impairment analysis for the band division’s reporting units, we also evaluated the recoverability of its long-lived assets. The results of this analysis are discussed in Note 9.

The multi-year cash flow forecast associated with our online music business also showed deterioration in revenue and growth assumptions due to recent decreases in order volume and declining market trends in the compact disc industry. Music consumers are increasingly using other delivery methods such as digital downloading and streaming as preferred methods of obtaining music, both of which require additional investment. As a result, our future anticipated cash flows for this business were reduced and our associated goodwill and trademarks were determined to be impaired. Accordingly, we recorded a $2.7 million charge to goodwill and a $0.3 million charge to trademarks associated with to our online music business during the period.

All impairment charges were taken as a component of operating expenses. Analyses of other intangible assets, including the remaining piano division trademarks and piano division goodwill indicated no impairment. No other events or circumstances occurred subsequent to our annual impairment test which would have indicated that these assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2011	$25,823	$200	$26,023
Impairment charge	(2,727)	(200)	(2,927)
Foreign currency translation impact	16	—	16
Balance, September 30, 2011	$23,112	$—	$23,112

Trademarks:
Balance, January 1, 2011	$9,157	$5,824	$14,981
Impairment charge	(255)	(850)	(1,105)
Foreign currency translation impact	4	—	4
Balance, September 30, 2011	$8,906	$4,974	$13,880

Our cumulative impairment losses are $8.8 million associated with band division goodwill, $0.9 million related to band division trademarks, $2.7 million attributable to online music business goodwill, and $1.2 million associated with online music business trademarks.

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	September 30, 2011	December 31, 2010
Gross deferred financing costs	$3,932	$6,170
Accumulated amortization	(2,623)	(3,542)
Deferred financing costs, net	$1,309	$2,628

Gross non-compete agreements	$250	$250
Accumulated amortization	(169)	(131)
Non-compete agreements, net	$81	$119

Gross customer relationships	$748	$524
Accumulated amortization	(312)	(283)
Customer relationships, net	$436	$241

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,462)	(1,136)
Website and developed technology, net	$714	$1,040

Total gross other intangibles	$7,106	$9,120
Accumulated amortization	(4,566)	(5,092)
Total other intangibles, net	$2,540	$4,028

We wrote off $1.0 million of deferred financing costs during the nine months ended September 30, 2011, primarily due to the redemption of $85.0 million of our 7.00% Senior Notes, which is discussed more fully in Note 8. The weighted-average amortization period for deferred financing costs is six years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. The remaining weighted-average amortization period for deferred financing costs is approximately three years and the remaining weighted-average amortization period for all other amortizable intangibles is approximately two years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization expense	$263	$300	$840	$911

The following table shows the total estimated amortization expense for the remainder of 2011 and beyond:

Remainder of 2011	$261
2012	1,038
2013	691
2014	302
2015	217
Thereafter	31
Total	$2,540

(7)           Other Current Liabilities

Our other current liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued payroll and related benefits	$12,727	$11,428
Current portion of pension and other postretirement benefit liabilities	1,253	1,306
Accrued warranty expense	1,348	1,510
Accrued interest	430	3,549
Deferred income	9,263	9,652
Income and other taxes payable	263	358
Other accrued expenses	8,439	11,378
Total	$33,723	$39,181

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the nine months ended September 30, 2011 and 2010, and the year ended December 31, 2010 is as follows:

	September 30, 2011	September 30, 2010	December 31, 2010
Beginning balance	$1,510	$1,553	$1,553
Additions	948	587	894
Claims and reversals	(1,114)	(665)	(896)
Foreign currency translation impact	4	(26)	(41)
Ending balance	$1,348	$1,449	$1,510

(8)           Debt

On May 2, 2011 we redeemed $85.0 million of our 7.00% Senior Notes at 101.75% of principal plus accrued interest pursuant to a call we issued on April 1, 2011. We recorded a net loss on extinguishment of debt of $2.4 million during the second quarter of 2011. This net loss consists of the following:

Premiums paid pursuant to the call	$1,488
Deferred financing costs write-off	706
Bond discount write-off	228
Net loss on extinguishment of debt	$2,422

Our outstanding debt consists of the following:

	September 30, 2011	December 31, 2010
7.00% Senior Notes	$67,506	$152,506
Unamortized bond discount	(155)	(458)
Domestic line of credit	10,000	—
Overseas lines of credit	649	2,462
Total	78,000	154,510
Less: current portion	649	2,462
Long-term debt	$77,351	$152,048

Scheduled repayments of outstanding debt as of September 30, 2011 are as follows:

Remainder of 2011	$649
2012	—
2013	—
2014	67,506
2015	10,000
Total	$78,155

(9)                                 Facility Rationalization and Impairment Charges — Band Segment

As discussed in Note 6, our band division had an indicator of impairment when we conducted our annual impairment testing. As a result, we were required to conduct a detailed analysis of our long-lived assets to determine whether their recoverability was impaired. Recoverability of these assets is determined by comparing forecasted undiscounted net cash flows for the asset groups to their respective carrying values. Our woodwind manufacturing facility in Elkhart, Indiana produces primarily student instruments, which typically generate lower margins. Despite the implementation of price increases on July 1, the recent change from using certain sourced components to manufacturing these components in-house has resulted in anticipated reduction in future gross margins. We believe these margins are insufficient to recover the book value of the property, plant, and equipment associated with that production. Accordingly, we recorded a $1.1 million impairment charge related to property, plant, and equipment as a component of operating expenses during the third quarter of 2011.

During the second quarter of 2011, we determined that the book value of our former manufacturing facility in Elkhorn, Wisconsin exceeded the fair value. Accordingly, we recorded a facility impairment charge of $0.2 million as a component of operating expenses. This facility, which has a remaining book value of less than $0.1 million, is included in other assets and is being held for sale.

Our real estate and equipment assets were valued using either quoted prices for specific assets or management-estimated market prices for similar assets.

During the first quarter of 2012, we intend to close our tuned percussion instrument manufacturing facility located in LaGrange, Illinois and consolidate the production into our other percussion facility in Monroe, North Carolina. As a result of this pending closure, we recorded charges of $0.4 million in severance and related expenses during the first quarter of 2011 as a component of cost of goods sold. We currently do not expect to incur any additional severance expenses during the remainder of 2011.

The severance liability and related activity associated with this plant closure is as follows:

Facility rationalization severance liability:
Balance at January 1, 2011	$—
Additions charged to cost of sales	417
Payments	—
Balance, September 30, 2011	$417

Although our plant closure process has yet to be completed, we do not expect impairment charges or equipment relocation costs, if any, to be material.

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

We value our foreign currency contracts using internal and third-party models with observable inputs, including currency forward and spot prices, volatility factors, and net present value factors. Estimated fair value has been determined as the difference between the current forward rate and the contract rate, multiplied by the notional amount of the contract, or upon the estimated fair value of purchased option contracts.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity or anticipated realization dates.

	September 30, 2011	December 31, 2010
Financial assets:
Trading securities(1) - Level 1	$1,559	$1,758
Foreign currency contracts(2) - Level 2	363	216
	$1,922	$1,974

Financial liabilities:
Foreign currency contracts(2) - Level 2	$868	$447

(1)          Our trading securities pertain to the Supplemental Executive Retirement Plan (“SERP”) and are held in a Rabbi Trust. We record a corresponding liability for the same amount in our financial statements, which represents our obligation to SERP participants.

(2)          Our foreign currency contracts pertain to obligations or potential obligations to purchase or sell euros, pounds, U.S. dollars, and yen under various forward and option contracts.

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost, net carrying value, and estimated fair value are as follows:

	September 30, 2011		December 31, 2010
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$78,000	$75,877	$154,510	$156,208

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

Stockholder Rights Plan — During the third quarter of 2011, we adopted a Stockholder Rights Plan under which stockholders will receive rights to purchase shares of a new series of preferred stock. The rights will be distributed to all stockholders of record of the Company’s common stock as of October 7, 2011. To effect the plan, the Board of Directors declared a dividend of one right on each outstanding share of the Company’s common stock. The rights become exercisable if any person or group acquires 10% or more (or, in certain instances, 35% or more) of our common stock.

If the rights become exercisable, each right will initially entitle the holder to acquire one one-hundredth (1/100) of a share of a new series of preferred stock at an exercise price of $75 per right. In addition, under certain circumstances, the rights will entitle the holders (other than the person or group triggering the rights) to buy shares of our common stock with a cumulative market value of two times the exercise price at a 50% discount off the then current price. Because the rights of any person or group acquiring the specified ownership percentage become void, that person or group would be subject to significant dilution in their holdings.

Until the rights become exercisable, they will not have any impact on our shares outstanding. The rights will expire on September 26, 2021, unless extended or earlier redeemed or exchanged by us pursuant to the terms of the plan.

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

Our 1996 Stock Plan has expired but still has vested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 225,274 shares of treasury stock to cover options exercised, with 229,876 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. The reduction to retained earnings associated with options exercised during the three and nine months ended September 30, 2011 was $0.2 million and $0.3 million, respectively. This reduction was $0.1 million for the three and nine months ended September 30, 2010.

The compensation cost and the income tax benefit recognized for these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation cost included in:
Basic income per share	$0.01	$0.03	$0.22	$0.08
Diluted income per share	$0.01	$0.02	$0.22	$0.08
Stock-based compensation expense	113	368	3,514	1,109
Income tax benefit	26	66	877	201

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

There were no options granted during the three and nine months ended September 30, 2011. Key assumptions used to apply this pricing model to the Stock Plan for the three and nine months ended September 30, 2010 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Risk-free interest rate	2.3%	2.3%
Weighted-average expected life of option feature (in years)	7.2	7.2
Expected volatility of underlying stock	33.8%	33.8%
Expected dividends	n/a	n/a
Weighted-average fair value of option feature	$7.93	$7.93

During the nine months ended September 30, 2011, we granted 40,000 restricted shares with a fair value of $19.89 per share. As a result of the sale of Class A common stock, the vesting of these shares was accelerated and we recognized an associated compensation cost of $0.7 million during the second quarter of 2011.

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,086,886	$20.60
Granted	—	—
Exercised	(226,300)	17.37
Forfeited	(22,660)	29.39
Outstanding, September 30, 2011	837,926	$21.24	5.6	$2,941

Exercisable, September 30, 2011	750,186	$21.80	5.4	$2,323

The total intrinsic value of the options exercised during the three and nine month periods ended September 30, 2011 was $1.0 million and $2.0 million, respectively. The total intrinsic value of the options exercised during the three and nine month periods ended September 30, 2010 was nominal. As of September 30, 2011, there was $0.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of 2.6 years. Cash received from option exercises under the Stock Plans for the three and nine month periods ended September 30, 2011 was $2.3 million and $3.9 million, respectively.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.2%	0.4%	0.3%	0.4%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	28.5%	28.1%	28.3%	28.0%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$6.03	$3.77	$5.19	$3.09

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	15,709	$16.58
Shares subscribed	24,796	17.85
Exercised	(35,487)	16.58
Forfeited	(1,154)	16.59
Outstanding, September 30, 2011	3,864	$24.70	0.8	$12

Cash received from shares issued under the Purchase Plan for the three and nine month periods ended September 30, 2011 was $0.6 million.

(12)                          Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
West 57th Street building income	$(572)	$(915)	$(1,827)	$(4,308)
West 57th Street building expense	1,708	1,687	5,078	5,148
Foreign exchange loss (gain), net	456	(403)	(194)	(1,116)
Miscellaneous, net	294	(259)	75	(423)
Other expense (income), net	$1,886	$110	$3,132	$(699)

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

(14)         Retirement Plans

We have defined benefit pension plans covering many of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$91	$87	$162	$133
Interest cost	812	864	448	424
Expected return on plan assets	(1,125)	(1,048)	(105)	(89)
Amortization of prior service cost (credit)	28	28	(13)	(13)
Amortization of net loss	542	489	29	48
Net periodic pension cost	$348	$420	$521	$503

	Domestic Plan		Foreign Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$272	$262	$484	$452
Interest cost	2,438	2,592	1,337	1,285
Expected return on plan assets	(3,275)	(3,145)	(317)	(256)
Amortization of prior service cost (credit)	85	84	(39)	(26)
Amortization of net loss	1,626	1,467	87	128
Net periodic pension cost	$1,146	$1,260	$1,552	$1,583

We were not required to make any contributions to our domestic pension plan in 2011. We have made payments of $2.6 million to this plan as of September 30, 2011, but do not anticipate making any more contributions this year. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.7 million for the current year. As of September 30, 2011, we have made contributions of $0.6 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2011 benefit payments under these plans are $1.2 million, of which $0.9 million was paid through September 30, 2011.

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

The following tables present information about our operating segments for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$25,854	$13,229	$12,020	$51,103	$37,376	$1,276	$38,652	$—	$89,755
Income (loss) from operations	(1,581)	3,250	1,159	2,828	37	144	181	(1,907)	1,102

Three Months Ended 2010	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$22,064	$11,792	$11,144	$45,000	$36,978	$1,283	$38,261	$—	$83,261
Income (loss) from operations	1,311	1,001	1,152	3,464	3,263	129	3,392	(1,062)	5,794

Nine Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$70,721	$43,003	$35,139	$148,863	$99,366	$3,398	$102,764	$—	$251,627
Income (loss) from operations	438	7,240	3,650	11,328	1,985	313	2,298	(5,937)	7,689

Nine Months Ended 2010	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$62,270	$34,457	$32,571	$129,298	$97,402	$3,352	$100,754	$—	$230,052
Income (loss) from operations	1,890	4,086	3,125	9,101	7,805	286	8,091	(2,534)	14,658

(16)         Subsequent Events

On October 20, 2011 the workers at our Eastlake, Ohio brass instrument manufacturing facility notified us that they have ended the strike that began on July 26, 2011. The union at this plant subsequently accepted our last contract offer, which includes freezing the defined benefit plan, the impact of which is currently being calculated and will be recognized during the fourth quarter of 2011.

On October 24, 2011 our Chief Executive Officer stepped down from his operating position. As a result, we will incur a $2.7 million separation charge during the fourth quarter of 2011.

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

Our assessment is based on a comparison of net book value to estimated fair values primarily using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market participant weighted-average costs of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows, adjusted for the risks and uncertainty inherent in our industry generally and in our internally developed forecasts. We also use a market approach against which we benchmark the results of our income approach to ensure the results are appropriate.

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

Income Taxes

We record valuation allowances for certain deferred tax assets related to foreign tax credit carryforwards and net operating loss carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be fully realized. The ultimate realization of these assets is dependent upon many factors, including the ratio of foreign source income to overall income and generation of sufficient future taxable income in the jurisdictions for which we have loss carryforwards. When establishing or adjusting valuation allowances, we consider these factors, as well as anticipated trends in foreign source income and tax planning strategies which may impact future realizability of these assets.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; reductions in school budgets; increased competition; ability of dealers to obtain financing; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new products, ability of suppliers to meet demand; concentration of credit risk; ability to maximize return on NY real estate; and fluctuations in effective tax rates resulting from shifts in sources of income. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,				Change
	2011		2010		$	%
Net sales
Band	$38,652		$38,261		391	1.0
Piano	51,103		45,000		6,103	13.6
Total sales	89,755		83,261		6,494	7.8

Cost of sales
Band	30,795		29,259		1,536	5.2
Piano	32,988		30,807		2,181	7.1
Total cost of sales	63,783		60,066		3,717	6.2

Gross profit
Band	7,857	20.3%	9,002	23.5%	(1,145)	(12.7)
Piano	18,115	35.4%	14,193	31.5%	3,922	27.6
Total gross profit	25,972		23,195		2,777	12.0
	28.9%		27.9%

Operating expenses	19,728		17,401		2,327	13.4
Impairment charges	5,142		—		5,142	100.0
Income from operations	1,102		5,794		(4,692)	(81.0)

Other expense (income), net	1,886		110		1,776	1,614.5
Net interest expense	1,011		2,464		(1,453)	(59.0)
Non-operating expenses	2,897		2,574		323	12.5

(Loss) income before income taxes	(1,795)		3,220		(5,015)	(155.7)

Income tax (benefit) provision	(717)	39.9%	1,655	51.4%	(2,372)	(143.3)

Net (loss) income	$(1,078)		$1,565		(2,643)	(168.9)

Overview — Piano division revenues and gross profits improved significantly as a result of increased shipments of Steinway grand units. Band division revenues were stable despite lost sales due to the strike at our Eastlake, Ohio brass instrument manufacturing facility. Band division gross margins deteriorated due to higher material and overhead costs and inefficiencies associated with the strike at our Eastlake plant.

Our fall budgeting and planning process provides multi-year cash flow projections which we use to conduct our annual impairment testing of intangible assets. Recent decreases in order volume and declining market trends in the compact disc industry, coupled with other factors, caused us to lower sales expectations for our online music business. As a result, our future anticipated cash flows for this business were reduced and our goodwill and trademarks were determined to be impaired. Accordingly, we recorded a $2.7 million impairment charge to goodwill and $0.3 million impairment charge to trademarks associated with our online music business during the period.

Similarly, the multi-year cash flow projections for our band division, which were adversely impacted by increased costs, particularly at our woodwind manufacturing facility, indicated an impairment of that division’s assets. As a result, we recorded impairment charges of $2.2 million related to band division intangible assets and property, plant and equipment.

Net Sales — Domestic piano division revenues improved $3.8 million as a result of a 6% increase in Steinway grand unit shipments and a 16% increase in Boston and Essex piano unit shipments. Overseas piano division revenues were $2.3 million higher due to better wholesale demand in Europe as well as $1.8 million attributable to foreign currency exchange rates. Overseas Steinway grand unit shipments increased 5% and Boston and Essex piano line shipments were on par with the year-ago period.

Despite a strike at our Eastlake, Ohio brass instrument manufacturing facility, band division revenues were up $0.4 million. We implemented planned price increases on July 1, which more than offset the estimated $2.3 million in lost revenue attributable to the strike. However, overall unit shipments were down 4% compared to the year-ago period.

Gross Profit — Gross profit was $2.8 million higher due to better sales and margins at our piano divisions.  Domestic piano division gross margins increased from 29.9% to 30.3% as production increases and the resultant factory efficiencies more than offset the $0.4 million increased costs on our Boston and Essex piano lines. Overseas piano division margins went from 33.1% to 40.7% due to factory efficiencies and lower overhead spending.

Negative production variances of $0.8 million caused by the strike at our Eastlake, Ohio brass instrument manufacturing facility, as well as higher material and overhead costs, caused the band division margin to drop from 23.5% to 20.3% during the period.

Operating Expenses— Operating expenses increased $2.3 million during the period. Sales and marketing costs increased $1.1 million largely due to advertising and promotional expenses, as well as commissions and bonuses incurred by the piano division. General and administrative costs increased $1.5 million primarily due to the $1.1 million of severance costs associated with the departure of our former Chairman in July 2011.

Impairment Charges — In the current period, we incurred impairment charges related to our band division and online music division goodwill and trademark intangible assets of $4.0 million. We also incurred impairment charges associated with the long-lived assets at our woodwind instrument manufacturing facility. These charges totaled $1.1 million. We did not incur any impairment charges in the year-ago period.

Non-operating Expenses — Non-operating expenses were $0.3 million higher than the year-ago period. In May we extinguished $85.0 million of our 7.00% Senior Notes, which enabled us to lower our net interest expense by $1.5 million during the period. However, this savings was offset by unrealized foreign exchange losses of $0.5 million versus unrealized gains of $0.4 million in the year-ago period. Also, the deterioration in Supplemental Executive Retirement Plan assets of $0.4 million adversely impacted non-operating expenses. Lastly, increased expenses associated with our West 57th Street building, which were $0.4 million higher than the year-ago period were also a factor. We expect to continue to incur temporary losses in the near term on this facility due to low occupancy rates.

Income Taxes — We recorded an income tax benefit of $0.7 million, reflecting our anticipated annual effective income tax rate of 38.9% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 39.9% for the period. The rate of 51.4% in the year-ago period reflected an anticipated annual effective income tax rate of 43.7% as well as uncertain tax positions and discrete items.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,				Change
	2011		2010		$	%
Net sales
Band	$102,764		$100,754		2,010	2.0
Piano	148,863		129,298		19,565	15.1
Total sales	251,627		230,052		21,575	9.4

Cost of sales
Band	79,809		75,993		3,816	5.0
Piano	96,974		87,377		9,597	11.0
Total cost of sales	176,783		163,370		13,413	8.2

Gross profit
Band	22,955	22.3%	24,761	24.6%	(1,806)	(7.3)
Piano	51,889	34.9%	41,921	32.4%	9,968	23.8
Total gross profit	74,844		66,682		8,162	12.2
	29.7%		29.0%

Operating expenses	61,794		52,024		9,770	18.8
Impairment charges	5,361		—		5,361	100.0
Income from operations	7,689		14,658		(6,969)	(47.5)

Other expense (income), net	3,132		(699)		3,831	(548.1)
Net loss (gain) on extinguishment of debt	2,422		(104)		2,526	(2,428.8)
Net interest expense	4,851		7,318		(2,467)	(33.7)
Non-operating expenses	10,405		6,515		3,890	59.7

(Loss) income before income taxes	(2,716)		8,143		(10,859)	(133.4)

Income tax (benefit) provision	(1,096)	40.4%	3,598	44.2%	(4,694)	(130.5)

Net (loss) income	$(1,620)		$4,545		(6,165)	(135.6)

Overview — Although band division revenues increased, higher material and overhead costs, production inefficiencies related to the strike at one of our brass instrument manufacturing facilities, and severance associated with a pending plant closure adversely impacted gross profits. Piano division revenues and gross profits increased primarily as a result of greatly improved demand for Steinway grand units worldwide and more efficient production at both of our piano factories.

Income from operations was negatively impacted by incremental legal, consulting, and stock-based compensation costs associated with the Class A common stock transaction which occurred during the second quarter of 2011. Also, we recorded intangible asset impairment charges of $4.0 million and property, plant, and equipment impairment charges of $1.3 million during the period, which adversely impacted our results.

Net Sales — Domestic piano division revenues increased $8.5 million primarily as a result of a 15% increase in Steinway grand unit shipments. A 5% increase in Boston and Essex piano shipments also contributed to the revenue improvement. Overseas, strong wholesale demand drove a 12% increase in Steinway grand unit shipments which more than offset an 8% decrease in Boston and Essex piano unit shipments. This, coupled with a favorable foreign exchange rate impact of $5.4 million caused overseas piano division revenues to increase $11.1 million.

Despite a slight (2%) decrease in overall unit shipments, band division revenues increased $2.0 million due to strong demand for brass and woodwind instruments, which offset weaker percussion and string instrument revenues.

Gross Profit — Gross profit increased $8.2 million due to improved sales and margins from the piano division. Gross margins at the band division dropped from 24.6% to 22.3% in the current period. Higher material and overhead costs,  as well as $0.8 million of inefficiencies related to the strike at our Eastlake plant and severance charges of $0.4 million associated with a pending plant closure adversely impacted the margin.

Piano margins improved from 32.4% to 34.9%. Domestic piano margins grew from 29.8% to 32.2% due to factory efficiencies and increased Steinway grand unit sales, which typically generate higher margins. Overseas piano margins improved from 34.9% to 37.3% due to higher factory throughput and favorable variances.

Operating Expenses— Operating expenses increased $9.8 million, of which $2.2 million is incremental stock-based compensation and $0.8 million is legal and consulting costs primarily associated with the Class A common stock transaction mentioned above. We also incurred $1.1 million in severance charges related to the departure of our former Chairman.

Marketing, advertising, commissions, and promotional expenses increased $2.6 million. General and administrative costs increased $3.3 million due to increased wages, benefits, headcount, legal, and consulting costs. Wages and benefits increased in part due to the reinstatement to full salaries for staff members that took pay cuts and the resumption of annual merit increases. Also, selling, general, and administrative expenses were adversely impacted by $1.2 million due to foreign currency exchange rate changes.

Impairment Charges — In the current period, we incurred impairment charges related to our band division and online music division goodwill and trademark intangible assets of $4.0 million. We also incurred impairment charges associated with the long-lived assets at one current and one former manufacturing facility. These charges totaled $1.3 million. We did not incur any impairment charges in the year-ago period.

Non-operating Expenses — Non-operating expenses increased $3.9 million primarily due to a shift from gain on extinguishment of debt to loss on extinguishment of debt of $2.5 million. This loss relates to our redemption of $85.0 million of our 7.00% Senior Notes in May, which generated an interest savings of $2.5 million during the period. Foreign exchange gains were $0.9 million lower than the year-ago period, and we incurred incremental expenses of $2.4 million from our West 57th Street building, both of which increased non-operating expenses. We expect to continue to incur temporary losses on our West 57th Street building due to low occupancy rates.

Income Taxes — We recorded an income tax benefit of $1.1 million, reflecting our anticipated annual effective income tax rate of 38.9% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 40.4% for the period. The rate of 44.2% in the year-ago period reflected an anticipated annual effective income tax rate of 43.7% as well as uncertain tax positions and discrete items.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	2011	2010	Change
Net (loss) income:	$(1,620)	$4,545	$(6,165)
Changes in operating assets and liabilities	(15,460)	(552)	(14,908)
Other adjustments to reconcile net (loss) income to cash from operating activities	17,938	7,121	10,817
Cash flows from operating activities	858	11,114	(10,256)

Cash flows from investing activities	(7,389)	(2,086)	(5,303)

Cash flows from financing activities	(73,571)	22,686	(96,257)

Cash flows from operating activities decreased $10.3 million from the year-ago period. Cash generated by inventory was $2.8 million lower in the current period as a result of higher production levels at many plants. We used $6.4 million more for prepaids and other assets due to prepaid income taxes, real estate taxes, and expenses associated with our West 57th Street building. We used $6.3 million more for accounts payable, pension, accrued expenses, primarily due to shifts in spending patterns, which have returned to normal levels.

Cash flows from investing activities resulted in the use of an additional $5.3 million primarily due to the payment of $2.7 million in additional consideration associated with the acquisition of our online music business, as well as $0.6 million paid to acquire assets of a piano retail store in Chicago, Illinois. Higher capital expenditures of $2.3 million were also a factor as capital expenditures were abnormally low in 2010. In 2011, we expect capital expenditures for the full year to be in the range of $5.0 to $6.0 million.

Cash flows from financing activities decreased by $96.3 million compared to the year-ago period. We spent an incremental $80.9 million to extinguish a significant portion of our 7.00% Senior Notes. This was partially offset by incremental cash provided by borrowings of $7.6 million. Also, in the prior period, we generated $28.2 million through stock sales, compared to $4.5 million in the current period.

Borrowing Activities and Availability — We have a domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment. As of September 30, 2011 we had $10.0 million outstanding on this Credit Facility and $80.9 million of availability, net of borrowing restrictions.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €16.4 million ($22.0 million at the September 30, 2011 exchange rate), net of borrowing restrictions of €1.6 million ($2.1 million at the September 30, 2011 exchange rate) which are payable either December 31, 2011 or in April 2012. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the September 30, 2011 exchange rate) for use by our U.K. branch and ¥300 million ($3.9 million at the September 30, 2011 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.3 million at the September 30, 2011 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.6% for Japanese yen loans. We had nothing outstanding as of September 30, 2011 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.9 million at the September 30, 2011 exchange rate). The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at September 30, 2011) and expires on June 30, 2012. As of September 30, 2011, we had $0.6 million outstanding on this revolving loan agreement.

At September 30, 2011, our total outstanding indebtedness amounted to $78.2 million, consisting of $67.5 million of our 7.00% Senior Notes due March 1, 2014, $10.0 million outstanding on our Credit Facility, and $0.6 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase 7.00% Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of September 30, 2011 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We did not make any repurchases during the three and nine months ended September 30, 2011. We repurchased 21,827 shares for $0.3 million during the three months ended September 30, 2010.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off borrowings on our domestic line of credit. We intend to manage accounts receivable and credit risk, and control inventory levels by monitoring purchases and production schedules. Our intention is to manage cash outflow and maintain sufficient operating cash on hand to meet short-term requirements. We indefinitely reinvest earnings of our foreign operations. This indefinite reinvestment does not have a material impact on our liquidity.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at September 30, 2011.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt(1)	$90,382	$5,581	$74,601	$10,200	$—
Capital leases	10	4	6	—	—
Operating leases(2)	254,728	6,249	9,795	8,403	230,281
Purchase obligations(3)	30,908	30,887	21	—	—
Other long-term liabilities(4)	47,731	7,131	4,535	3,972	32,093
Total	$423,759	$49,852	$88,958	$22,575	$262,374

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable September 30, 2011 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $241.3 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty-six years remaining. The rest is attributable to the leasing of other facilities and equipment.

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

Recent Accounting Pronouncements

Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” become effective for us for fiscal years beginning after December 15, 2011. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures.

In June 2011, ASC 220, “Comprehensive Income,” was amended and will become effective for us for fiscal years beginning after December 15, 2011. These amendments require us to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity is eliminated.

In September 2011, ASC 350, “Intangibles-Goodwill and Others,” was amended to simplify the assessment of goodwill impairment and will become effective for us for fiscal years beginning after December 15, 2011. The amended guidance allows us to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test.

We will comply with the requirements of these amendments when the amendments are effective. None of these amendments are expected to have a material impact on our financial statements.

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

ITEM 4                                                        CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

STEINWAY MUSICAL INSTRUMENTS, INC.

/s/ Michael T. Sweeney
Michael T. Sweeney
President and Chief Executive Officer

/s/ Dennis M. Hanson
Dennis M. Hanson
Senior Executive Vice President and
Chief Financial Officer

Date: November 9, 2011