Form 10-K
period 2011-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2012-03-15
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 South Street, Suite 305, Waltham, Massachusetts (Address of Principal Executive Offices)	02453 (Zip Code)
Registrant's telephone number, including area code (781) 894-9770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Common Shares, $.001 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $157,159,859 as of June 30, 2011.

Number of shares of Common Stock outstanding as of March 11, 2012:	Ordinary	12,363,399

DOCUMENTS INCORPORATED BY REFERENCE

Parts I-IV – Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

Note Regarding Forward-Looking Statements

        Certain statements contained throughout this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution readers that such statements are necessarily based on certain assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the factors discussed in Item 1A of this report. We encourage investors to read Item 1A carefully. Undue reliance should not be placed on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update, supplement or revise the statements except as required by law.

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

Financial Information by Segment and Geographic Location

        Information on business segments and geographic areas in which we operated for the years ended December 31, 2011, 2010 and 2009 is contained in Note 20 to the Consolidated Financial Statements included in this report.

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

        From 2005 to 2008, grand piano sales declined an average of 20% annually in the United States, the world's largest grand piano market. Since we realize the majority of our profit from high-end grand piano sales, which are generally more affected by economic cycles and demographics than by industry trends, our U.S. results were better than the industry results through 2008. However, the effects of the economic crisis severely impacted both our sales and the industry as a whole in 2009. Over the last two years, industry sales have improved, but sales in the U.S. grand piano market remain significantly lower than historical averages. Our sales of grand pianos in the United States and in most of our markets in Europe and Asia have increased but continue to be at depressed levels.

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

        Imports into the domestic market from offshore low-cost producers have created a highly price sensitive domestic market. Imported instruments have also allowed dealers to source their own proprietary lines in an attempt to improve their margins. To remain competitive in this market, we import some student woodwind and brass instruments, primarily entry-level, made to our specifications. The impact of lower priced imported instruments has also led to consolidation within the industry, leaving Conn-Selmer, Yamaha and Jupiter as the top three remaining full line competitors.

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

Steinway & Sons Pianos – Steinway & Sons pianos differ from all others in design specifications, materials used and the assembly process. We offer two premium-priced product lines under the Steinway & Sons brand: grand pianos and upright pianos. Grand pianos historically have accounted for the majority of our production. We offer seven sizes of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway & Sons grand pianos are premium pianos in terms of quality and price, with retail prices for ebony pianos generally ranging from $54,500 to $137,400 in the United States. Limited edition pianos and pianos with special veneers sell for retail prices of up to $210,000. Steinway & Sons also offers art case pianos designed by either Steinway master craftsmen or renowned artisans. These unique creations often feature exteriors of elaborate marquetry and intricate hand-painting. Many of these pianos are created to commemorate special events and anniversaries.

        In 2011, we sold 2,013 grand pianos, of which 1,101 units were shipped from our New York facility to dealers in the Americas. The remaining 912 units were shipped from our German facility primarily to Europe and Asia.

        Our upright pianos are intended to satisfy the needs of institutions and other customers who are constrained by space limitations. We also provide services such as repair, replacement part sales, tuning and rental of pianos, and restoration. Restoration services range from repairs of minor damage to complete restorations of vintage pianos.

Boston and Essex Pianos – No matter what an individual's level of skill, the Family of Steinway-Designed Pianos can offer an instrument perfectly matched to a customer's needs. To compete in the mid-priced category, we offer our Boston and Essex lines. A synthesis of high technology and the highest musical standards that have made the name Steinway synonymous with musical excellence, these pianos offer a level of performance and quality that we believe is far superior to any pianos in their price range.

        Materials, specifications and superior playing experience put our Boston pianos at the top of the mid-priced range. We also offer Essex pianos as an affordable entry into the Steinway family. Both lines are engineered by Steinway & Sons to achieve optimal performance.

        With certain limited exceptions, we allow only Steinway & Sons dealers to carry Boston and Essex pianos, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway & Sons line. These pianos, which were designed by us and are produced for us in Asia, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor. Also, since our research indicates that the vast majority of Steinway customers have previously owned another piano, Boston and Essex pianos provide future Steinway piano customers with the opportunity to join the Steinway family of owners sooner. The Family of Steinway-Designed Pianos increases our business with our dealers, making us their primary supplier in many instances. Retail prices for Boston upright and grand pianos generally range from $7,300 to $50,400 in the United States. Retail prices for Essex pianos range from $4,600 to $18,500 in the United States. Sales of Boston and Essex pianos accounted for 22% of our piano division revenue and 76% of piano unit sales in 2011.

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

        In 2011, sales of sourced products accounted for approximately 40% of our band division revenue. In addition to entry-level student woodwind and brass instruments from Asia, which comprise approximately 10% of our total band sales, we also import other products such as professional saxophones, outfit drums and accessories from sources worldwide.

Woodwind and Brass Instruments – We manufacture piccolos, flutes, clarinets, oboes, bassoons, trumpets, French horns, tubas, and trombones in our manufacturing facilities in Indiana and Ohio. We sell student-level instruments in three distinct product groupings: "good" entry-level imported instruments, "better" mid-priced instruments, which are either imported or manufactured by us, and "best" instruments, the majority of which are manufactured by us. In addition, we also manufacture intermediate and professional-level woodwind and brass instruments. Sales of woodwind and brass instruments accounted for 64% of our band division revenue in 2011.

        We sell our woodwind and brass products under the brand names Bach, Selmer, Selmer Paris, C.G. Conn, Leblanc, King, Armstrong, Holton, Yanagisawa, Vito, Emerson, Avanti, Noblet, and Benge. Suggested retail prices generally range from $370 to $2,600 for student instruments and from $1,170 to $14,845 for intermediate and professional instruments. We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics. We believe that specialization of products helps us maintain a competitive edge in quality and product design. Our specialized woodwind and brass instruments sell for up to $36,000.

        We are the exclusive U.S. distributor for Yanagisawa saxophones and Selmer Paris saxophones and clarinets. The Selmer Paris saxophone is one of the best selling professional saxophones in the world.

Percussion Instruments – We manufacture, source, and distribute acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, and chimes. We manufacture percussion products in North Carolina and Illinois under the Ludwig and Musser brand names. Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products. Suggested retail prices range from $500 to $6,000 for acoustical drum outfits and from $1,100 to $18,400 for tuned percussion instruments, with specialized tuned instruments purchased by symphonies and orchestras selling for up to $24,600. Sales of percussion instruments accounted for 15% of our band division revenue in 2011.

String Instruments – We distribute violins, violas, cellos, and basses. Products are sold under the brand names Glaesel, Scherl & Roth, and William Lewis & Son. Suggested retail prices generally range from $460 to $3,100 for student instruments and from $1,475 to $5,500 for intermediate and advanced instruments, with specialized instruments selling for up to $14,000. Components are primarily imported from Europe and Asia and adjusted at our factory in Ohio. Sales of string instruments accounted for 2% of our band division revenue in 2011.

Accessories – We manufacture mouthpieces and distribute accessories such as music stands, batons, mallets, straps, mutes, reeds, pads, chin rests, strings, bows, cases and instrument care products. Sales of accessories accounted for 19% of our band division revenue in 2011.

Customers

Piano Segment

        Most of our piano sales are to individuals, including both professional artists and amateur pianists. A majority of our Boston and Essex customers are between 40 and 50 years old and have an intermediate level of musical skill. They hold graduate degrees and report annual household income over $150,000. A majority of our Steinway & Sons customers are over 50 years old, and have a more advanced level of musical skill. They also hold graduate degrees and report income over $300,000.

        The institutional segment of the piano market is less sensitive to economic cycles than the consumer segment. Over the past several years, we have increased our marketing and sales focus on the institutional market, particularly in the United States. We sell pianos to institutions such as concert halls, universities, music schools, houses of worship, hotels, and retirement homes. Approximately 17% of pianos sold in 2011 were to institutional customers. The All-Steinway School program targets music schools, conservatories and universities and encourages them to obtain the All-Steinway designation in order to attract the best music students to their programs. This prestigious list grew 10% in 2011, to 136 institutions worldwide.

        Market size and volume trends are difficult to quantify for international piano markets, as there is no single source for worldwide sales data. Outside the United States, our strongest market shares in grand pianos are in Germany, Austria, France, Switzerland, Belgium, and the United Kingdom. We believe that we hold an average grand piano market share of approximately 20% in these countries.

        We believe that our market share is currently 6% in China, the second largest grand piano market in the world, where our revenue grew 16% in 2011. Revenue from former Eastern Bloc countries grew 20% in 2011 and expansion of our dealer network in Brazil led to an 8% increase in sales to South America. We expect a large portion of our long-term growth to come from these regions.

        In 2011, our piano sales had the following geographic breakdown based on customer location: approximately 45% in the Americas, 28% in Europe, and 27% in the Asia-Pacific region. Our largest piano dealer accounted for approximately 3% of piano sales in 2011, while the top 15 accounts represented 28% of piano sales.

Band Segment

        Band & orchestral instruments are sold to students, amateur and professional musicians, and institutions. The majority of our instruments are purchased or rented from dealers by students enrolled in music education programs in the United States. Traditionally, students join school bands or orchestras at age 10 or 11 and learn on beginner level instruments, progressing to intermediate or professional-level instruments in high school or college. We estimate that approximately 75% of our domestic band sales are generated through educational programs. The remaining domestic band sales are to amateur or professional musicians or performing groups, including orchestras and symphonies. Student-level instruments accounted for approximately 60% of band & orchestral unit sales and approximately 35% of instrument revenues in 2011, with intermediate and professional instruments representing the balance.

        Historically, over 80% of our band sales have been in the United States. In recent years, Asian and European markets have presented significant opportunities for growth due to the quality of our instruments and the strength of our brand names. Through collaborative efforts with our overseas distributors, we expect these markets to be a source of revenue growth in the coming years.

        In 2011, approximately 80% of band sales were in the Americas, 10% in Europe, and 10% in the Asia-Pacific region. Our largest group of band dealers under common control accounted for approximately 11% of band sales in 2011, while the top 15 accounts represented approximately 37% of band sales.

Sales and Marketing

Piano Segment

        We distribute our pianos worldwide through nearly 200 independent dealers who operate approximately 300 showrooms. We also have company operated selection centers in Tokyo and Shanghai which serve our dealers in Japan and China. In addition, we sell our pianos through thirteen company operated retail showrooms: eight in the United States and five in Europe. Sales to dealers accounted for approximately 75% of piano segment revenue in 2011. The remaining 25% was generated from sales made directly by us at one of our company operated retail showrooms.

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

Steinway Artist Program – Steinway Artists are world-class pianists who voluntarily endorse Steinway & Sons by selecting the Steinway piano. Our Steinway Artist program is unique in that we do not pay artists to endorse our instruments. To become a Steinway Artist, a pianist must not only meet certain performance and professional criteria, he or she must also own a Steinway piano. We use these renowned artists in our marketing programs to help reinforce recognition of the Steinway brand name and its association with quality. The Steinway Artist Program currently includes over 1,700 of the world's finest pianists who perform on Steinway pianos.

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

Concert and Artist Piano Bank – To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank. The Piano Bank includes approximately 435 instruments worldwide. Of these instruments, approximately 300 are located in the United States. In New York City alone, the Piano Bank includes approximately 145 instruments. Approximately 40% of these pianos are housed at local concert venues and the remaining instruments are at our flagship showroom in New York City where they are made available for various occasions. The remaining domestic-based pianos are leased to dealers around the country who actively support the Steinway Artist program. The Piano Bank promotes our instruments in the music industry and provides management with continual feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist. The Piano Bank instruments are generally sold after five years and replaced with new pianos.

Band Segment

        Our band & orchestral, string and percussion instruments and related accessories are distributed worldwide through nearly 1,500 independent musical instrument dealers and distributors.

        In North America, we market our products through district sales managers who are responsible for sales within assigned geographic territories. Each district sales manager is also responsible for developing relationships with band & orchestral directors. These directors represent all levels of music educators, from those who teach elementary school children through those involved at the college and professional levels. These individuals are the primary influencers in the choice of an instrument brand as they will generally refer students to designated dealers for the purchase of instruments.

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

        We support our dealers and distributors through advertising and promotional activities. We reach our customers through trade shows, educator conferences, print media, direct mail, the Internet and personal sales calls. We also actively advertise in educator and trade publications and provide educational materials, catalogs and product specifications to students, educators, dealers and distributors.

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

Band Segment

        We are the largest domestic producer of band & orchestral instruments and we have leading market shares with many of our professional-level instruments. Yamaha, a Japanese corporation, is our largest competitor. New entrants into the domestic market generally experience difficulty competing due to the need for both brand recognition and an effective distribution system.

        Due to the growth of offshore manufacturers and the ease of international trade, competition for sales of student-level instruments in the United States has intensified in recent years. These producers benefit from low labor costs, enabling them to offer instruments at highly competitive prices. Imported instruments have also allowed dealers to source their own proprietary lines in an attempt to improve their margins. It is difficult to quantify the impact of imported musical instruments since the majority of offshore manufacturers do not report data through industry channels.

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

Raw Materials, Component Parts, and Sourced Products

        Our raw materials consist primarily of metals and woods. The majority of these materials is sourced from the Americas, with the balance coming from Europe, Asia and Africa. We manufacture our own piano plates and keys to ensure quality and availability of these component parts. Component parts for string and percussion instruments are imported from Europe and Asia. We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2012 or in the future.

        Our Boston piano line and our Essex piano line are each sole sourced from manufacturers in Asia. Our Selmer Paris instruments, certain component parts and some of our entry-level band instruments are also sourced from single manufacturers. We continually scrutinize these suppliers and the quality of products that they manufacture for us and we believe that we have a sufficient number of qualified band instrument suppliers to ensure availability of all offered products in the upcoming year.

Labor

        As of December 31, 2011, we employed 1,677 people, consisting of 576 salaried employees and 1,101 hourly employees who work primarily in production. Of the 1,677 employees, 1,208 were employed in the United States and the remaining 469 were employed primarily in Europe.

        Approximately 45% of our workforce in the United States is represented by labor unions. In August 2011, we entered into a plant shutdown agreement with employees at our mallet instrument manufacturing facility in LaGrange, Illinois in anticipation of transferring that production to our percussion facility in Monroe, North Carolina. Because we now do not expect our facility in Monroe to be prepared to receive the production by March 31, 2012, as stipulated in the agreement, we are in the process of negotiating continued terms and conditions of employment with our LaGrange employees. We have included these employees in our workforce statistics below.

The following table indicates the union representation and the current status of our collective bargaining agreements in the United States:

Location	Union affiliation	Type of manufacturing	Number of employees	Agreement expiration
LaGrange, IL	United Brotherhood of Carpenters and Joiners	Percussion instruments	21	March 31, 2012
Elkhart, IN	United Auto Workers	Band instrument warehouse	7	March 31, 2012(1)
New York, NY	United Furniture Workers	Pianos	270	December 31, 2012
Springfield, OH	Glass, Molders, Pottery, Plastics & Allied Workers	Piano Plates	18	September 30, 2013
Eastlake, OH	United Auto Workers	Band instruments	212	February 12, 2016
(1)
On March 8, 2012 employees ratified a 5-year agreement which expires on March 31, 2017.

        In Germany, the workers' council represents all employees other than management. Nevertheless, most employment contract conditions are settled in collective bargaining agreements made between various trade unions and the employer organizations to which we belong. Our agreement with employees at our piano facility in Hamburg, Germany expires on September 30, 2013. We believe that relations with our employees and these unions are generally good.

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

We operate in competitive markets

        Our success depends upon our ability to maintain our share of the musical instrument market by providing the best instruments in each market segment in which we compete. Increased competition could lead to price reductions, fewer large sales to institutions, reduced operating margins and loss of market share.

        Prices for instruments in the Family of Steinway-Designed Pianos are generally higher than those of our competitors but are in line with consumer expectations for pianos of superior performance and quality. Our Steinway pianos currently compete with brands sold by Bösendorfer and Fazioli, which primarily produce and market pianos at the high end of the market. Because of the potential savings associated with buying a used instrument, as well as the durability of the Steinway piano, a relatively large market exists for used Steinway pianos. It is difficult to estimate the significance of used piano sales, because most are conducted in the private aftermarket. However, we believe that used Steinway pianos provide the most significant competition for us in the high-end piano market.

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

Unfavorable economic conditions and changes in consumer preferences could adversely affect our business

        Our business is subject to a number of general economic factors, many of which are out of our control, that may, among other things, result in a decrease in sales and net income. Sales of musical instruments are dependent in part upon discretionary consumer spending, which may be affected by general economic conditions. For example, Steinway, which represents more than half of our net sales, sells a relatively small number of Steinway & Sons grand pianos each year (2,013 in 2011). Given the small number of pianos we sell, even a slight decrease in sales could adversely affect our profitability. Sales in our band & orchestral division are also dependent upon the continued interest of school-aged children in playing musical instruments. Any decrease in consumer spending, reduction in school budgets or decrease in the number of school-aged children or their interest in music could result in decreased sales, which could adversely affect our business and operating results.

We generate most of our sales through independent dealers and distributors

        We depend on a network of independent dealers and distributors to distribute a majority of our pianos and all of our band instruments. If our dealers are unsuccessful, they will reduce their purchases from us. This would negatively impact our sales and production rates. In addition, a significant number of our U.S. dealers finance their inventory purchases through third parties. One of the largest financing firms closed its piano financing operation in 2009. With the reduced number of financing options available to our dealers, a prolonged worldwide financial crisis could also result in decreased purchases, which would adversely affect our business and operating results.

        Because we rely on independent dealers for the majority of our sales, we depend on our dealers having succession and management continuity plans. If our dealers cease their operations due to the lack of such plans, our operating results may be adversely affected as we may be unable to secure adequate replacement representation in all of our existing markets.

We could be subject to work stoppages or other business interruptions as a result of our unionized work force

        A significant portion of our hourly employees are represented by various union locals and covered by collective bargaining agreements. These agreements contain various expiration dates and must be renegotiated upon expiration. If we are unable to negotiate any of our collective bargaining agreements on satisfactory terms prior to expiration, we could experience disruptions in our operations which could have a material adverse effect on our operating results.

Any significant disruption in our supply from key suppliers could delay production and adversely affect our sales

        Our Boston piano line and our Essex piano line are each sole sourced from manufacturers in Asia. Our Selmer Paris instruments, certain component parts and some of our entry-level band instruments are also sourced from single manufacturers. We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which may be available only from limited resources. Moreover, we are dependent upon the availability of our suppliers to provide material that meets specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts would adversely affect production schedules and profitability.

        Although we have had adequate supplies of raw materials and component parts in the past, there is no assurance that we may not experience serious interruptions in the future. Our continued supply of materials is subject to a number of risks, including: the destruction of our suppliers' facilities or their distribution infrastructure; work stoppages or strikes by our suppliers' employees; the failure of our suppliers to provide materials of the requisite quality; the failure of essential equipment at our suppliers' plants; the failure or shortage of supply of raw materials to our suppliers; and contractual amendments and disputes with our suppliers.

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

We may be unable to successfully integrate acquisitions of related companies into our business

        We have historically acquired other businesses whose operations or product lines complement our existing business. We continually explore new opportunities to enter into business combinations with other companies in order to maintain and grow our revenues and market presence. These potential transactions with other companies create risks such as difficulty in assimilating their personnel, customers, technology, products and operations with our personnel, customers, technology, products and operations; disruption of our ongoing business, including loss of management focus on existing businesses; and impairment of relationships with existing executives, employees, customers and business partners. In addition, we may not be able to identify suitable candidates for these transactions or obtain financing or otherwise complete these transactions on acceptable terms. Furthermore, the benefits that we anticipate from these potential transactions may not be realized and we cannot be sure that we will recover our investment in any such strategic transaction.

Shifts in our product mix may result in declines in our gross margins and profit levels

        Our gross margins vary among our product groups and have fluctuated from quarter to quarter as a result of shifts in product mix (that is, how much of each product type we sell in any particular quarter). The introduction of new band instruments, decreases in average selling prices, and shifts in the proportion of student-level instruments to professional-level instruments may cause variances in our gross margins. We also experience variances in our gross margins as a result of shifts in the proportion of our piano retail sales to wholesale sales, as well as changes in amounts of piano sales to territories where we realize more favorable pricing.

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

We may face difficulties or delays identifying strategic alternatives for our office building

        We derive rental income from our building on West 57th Street in New York City. The master lease that was in effect for ten years expired at the end of 2008; therefore, we have not had guaranteed rental income since that time. We are currently experiencing low occupancy rates as we are in the process of evaluating strategic alternatives for this asset and are not actively seeking new tenants. There can be no assurance that we will be able to identify an alternative that enhances the value of the property or that we will be able to complete a transaction on reasonable terms. If a transaction is consummated, there can be no assurance that any anticipated benefits will actually be realized. Until a transaction is completed, vacancies will negatively impact our cash flow, which adversely affects our operating results. If we decide to re-lease the space, changes in local market conditions, such as an oversupply of properties, may make it more difficult for us to lease space at attractive rental rates or at all. If we are unable to lease a significant amount of space in our building on economically favorable lease terms, including the cost of required renovations or concessions to tenants, our business and operating results could continue to be adversely affected.

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

Our international operations are exposed to risks associated with exchange rate fluctuations and customs, regulations, trade restrictions and political, economic and social instability specific to the countries in which we operate

        We manufacture, market and distribute our products worldwide. Sales outside the United States accounted for 47% of our net sales in 2011 and we expect that our international operations could account for a larger portion of our sales in future years as we pursue growth opportunities in China. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations. For example, foreign regulations may limit our ability to produce and sell some of our products or repatriate profits to the United States. In addition, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. Our operations may also be negatively impacted by political, economic and social instability in the foreign countries in which we operate. We are also exposed to risks associated with foreign currency fluctuations. A change in the exchange rates of the U.S. dollar, the Japanese yen, the British pound, the Chinese yuan, or the euro relative to each other or other foreign currencies could have a negative impact on us. Although we sometimes engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be sure that these fluctuations will not have an adverse effect on us.

Further issuances of equity securities may be dilutive to current shareholders

        Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing and equity financing. The interests of our existing shareholders could be diluted if additional equity securities are issued to finance future developments, acquisitions, or repay indebtedness.

There are risks and uncertainties associated with our proposed sale of our band division

        On January 20, 2012, we announced that we reached an agreement in principle to sell our band division to an investor group led by two current directors of the Company: Dana Messina, the

Company's former Chief Executive Officer, and John Stoner, Jr., President of the band division. There are a number of risks and uncertainties relating to the potential sale including the risk that the parties may not enter into a definitive agreement (the "Agreement"). If an Agreement is reached, the sale of the band business may be for a price that results in a loss on disposal of the underlying assets. In addition, the sale may not be consummated or may not be consummated in the timeframe or manner currently anticipated as a result of several factors, including, among other things, the failure of one or more of the Agreement's closing conditions being satisfied or waived, the buyer's failure to obtain sufficient financing to complete the transaction, or litigation relating to the sale. Further, there can be no assurance that approval of the Agreement by our stockholders, if sought, will be obtained, or that other events will not intervene to delay or result in the termination of the Agreement. If the sale is not completed at a price anticipated by investors, or at all, the price of our common stock may be adversely affected to the extent these assumptions are reflected in the current market price. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, and could negatively impact our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans.

Our business could be adversely impacted as a result of the proposed sale of our band division and the solicitation of alternative proposals

        The proposed sale of our band division could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example, the attention of our management may be directed to transaction-related considerations (including the solicitation of alternative acquisition proposals) and may be diverted from the day-to-day operations of our business. In addition, our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees. Vendors or other parties with which we maintain business relationships may also experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

        We have incurred, and will continue to incur, fees for professional services and other transaction costs in connection with the potential sale and the solicitation of alternative proposals. Many of these fees and costs are payable by us regardless of whether or not a transaction is consummated. In addition, we may be required to pay a termination fee and reimburse certain of the buyer's expenses under the Agreement if the sale is not consummated.

Item 1B. Unresolved Staff Comments

        None.

 Item 2. Properties

        We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York City. The remaining Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure our debt. The following table lists our significant owned and leased facilities:

Location	Owned/ Leased	Approximate Floor Space (Square Feet)	Type of Facility and Activity Performed

Long Island City, NY	Owned	450,000	Piano manufacturing and restoration; administrative offices; training
New York, NY	Owned	217,000	Piano retail store/showroom; office rental property
Melville, NY	Leased	9,200	Piano retail store/showroom
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
West Hollywood, CA	Leased	3,800	Piano retail store/showroom
Hinsdale, IL	Leased	4,400	Piano retail store/showroom
Northbrook, IL	Leased	4,200	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices; training
	Leased	6,000	Piano retail store/showroom
Munich, Germany	Leased	15,000	Piano retail store/showroom
Düsseldorf, Germany	Leased	6,200	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Remscheid, Germany	Leased	25,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	22,000	Piano warehouse/showroom/workshop
London, England	Leased	10,000	Piano retail store/showroom/workshop
Tokyo, Japan	Leased	9,000	Piano selection center; warehouse
	Leased	2,000	Administrative offices
Eastlake, OH	Owned	160,000	Brass instrument manufacturing
Elkhart, IN	Owned	150,000	Brass instrument manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Elkhorn, WI	Owned	58,000	Former brass instrument manufacturing; held for sale
Kenosha, WI	Owned	95,000	Former woodwind manufacturing and warehouse; held for sale
LaGrange, IL	Owned	35,000	Percussion instrument manufacturing
Monroe, NC	Leased	114,000	Percussion instrument manufacturing; warehouse
Cleveland, OH	Leased	35,000	String instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse

        We spent $6.9 million for capital improvements in 2011 consisting primarily of plant and facility improvements, machinery and tooling, and software and system upgrades. We expect capital spending in 2012 to be in the range of $6.0 to $8.0.

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

        We are continuing an existing environmental remediation plan at a facility we acquired in 2000. We expect to pay these costs, which approximate $0.5 million, over a 9-year period. We have accrued approximately $0.5 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.

        A summary of expected payments associated with this project is as follows:

Environmental Payments
2012	$61
2013	61
2014	61
2015	61
2016	61
Thereafter	241

Total	$546

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.4 million. As part of this environmental remediation program, we are conducting a pilot study to determine whether or not an alternative method of remediation would be a feasible, more effective option than our existing remediation plan. Should the results of this pilot study, for which we have accrued $0.4 million as of December 31, 2011, indicate that the alternative remediation method is feasible, we would expect to incur an additional $1.0 - $1.5 million in implementation costs. However, we will not accrue these additional costs unless and until the alternative method is determined to be a feasible method which is acceptable to the environmental remediation compliance authority to which we report.

        Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in other assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.0 million as of December 31, 2011 and $2.1 million as of December 31, 2010. We reached an agreement with Grenadilla whereby current environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance.

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

Item 4. Mine Safety Disclosures

        Not applicable.

 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Ordinary common stock is traded on the New York Stock Exchange ("NYSE") under the "LVB" symbol. On June 27, 2011, we submitted an unqualified certification to the NYSE regarding our compliance with NYSE corporate governance listing standards as of the date of certification. The following table sets forth, for the periods indicated, the high and low share prices of our Ordinary common stock as reported on the NYSE.

Year Ended December 31, 2011	High	Low

First Quarter	$22.53	$18.75
Second Quarter	28.30	19.77
Third Quarter	29.30	20.20
Fourth Quarter	28.72	21.01

Year Ended December 31, 2010	High	Low

First Quarter	$20.48	$15.10
Second Quarter	20.76	16.37
Third Quarter	19.86	14.31
Fourth Quarter	20.00	16.25

        Our common stock was previously comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes were substantially identical. Each share of Class A common stock entitled the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. On June 2, 2011 the owners of the Class A common stock sold all of their Class A shares to other shareholders. Once the Class A stock was no longer held by its original owners, it was converted into Ordinary common stock. This eliminated the 80% voting power previously held by the Class A common stock holders.

Holders of Record – As of March 5, 2012, there were 2,298 beneficial shareholders of our Ordinary common stock.

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

Performance Graph – The following line graph compares the yearly percentage change in our cumulative total shareholder return on our Ordinary common stock for the period from December 31, 2006 to December 31, 2011 to the cumulative total return for the Russell 2000 Stock Index ("Russell 2000") and the cumulative total return for a peer group consisting of La-Z-Boy, Inc., Harley-Davidson, Inc., Callaway Golf Company, and Marine Products Corp ("Peer Group").

        The Peer Group was selected by management based on the status of each as a manufacturer and/or distributor of consumer goods in the luxury, leisure, or furniture categories. The performance graph assumes a $100 investment on December 31, 2006 in each of our Ordinary common stock, the Russell 2000, and the common stock of the Peer Group. Steinway Musical Instruments, Inc. is included in the Russell 2000. Total shareholder return for Steinway Musical Instruments, Inc., as well as the Russell 2000 and the Peer Group, is based on the cumulative amount of dividends for a period (assuming dividend reinvestment) and the difference between the share price at the beginning and at the end of the period.

Cumulative Total Returns

	December 31,
	2006	2007	2008	2009	2010	2011
Steinway Musical Instruments, Inc.	$100.00	$91.79	$58.30	$52.97	$66.09	$83.37
Russell 2000	100.00	97.25	63.41	79.40	99.49	94.07
Peer Group	100.00	78.95	39.45	54.11	61.39	61.28

Purchases of Equity Securities by the Issuer

        In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have spent $2.5 million and purchased 102,127 shares under this program.

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plan and our Stock Plans, which are described in Note 15:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Stock Plan	228,976	$21.16	—
2006 Stock Plan	597,100	21.40	230,950
2006 Purchase Plan	10,503	24.70	179,049

Total	836,579	$21.38	409,999

 Item 6. Selected Financial Data

        The following table sets forth our selected consolidated financial data as of and for each of the five years in the period ended December 31, 2011, as derived from our audited financial statements. The table should be read in conjunction with our Consolidated Financial Statements, including the footnotes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report, as well as previously filed Annual Reports on Form 10-K.

(In thousands except share and per share data)

Years Ended December 31,	2011(1)	2010	2009(2)	2008(3)	2007
Statement of operations data:
Net sales	$346,256	$318,121	$306,436	$387,413	$406,314
Gross profit	105,148	95,950	84,913	115,290	123,486
Income from operations	15,930	22,813	13,271	21,193	35,202
Net income	1,630	7,900	5,336	8,186	15,410
Earnings per share
Basic	$0.13	$0.68	$0.60	$0.96	$1.81
Diluted	$0.13	$0.68	$0.60	$0.95	$1.78
Weighted average shares:
Basic	12,232,098	11,640,955	8,855,138	8,557,761	8,521,700
Diluted	12,375,107	11,695,086	8,859,554	8,629,647	8,647,300
Balance sheet data (at December 31):
Cash	$49,888	$119,811	$65,873	$44,380	$37,304
Current assets	248,621	328,628	293,906	297,267	285,729
Total assets	409,374	485,094	449,790	453,318	457,678
Current liabilities	49,975	53,784	46,696	62,554	66,986
Total debt	68,017	154,510	158,240	186,750	176,266
Stockholders' equity	232,593	228,624	196,496	157,081	163,779
Other financial data:
Capital expenditures	$6,942	$3,732	$4,552	$5,338	$4,967
Cash dividends declared per common share	$–	$–	$–	$–	$3.00
Margins:
Gross profit	30.4%	30.2%	27.7%	29.8%	30.4%
Operating	4.6%	7.2%	4.3%	5.5%	8.7%
(1)
In 2011, our results were adversely impacted by a loss on extinguishment of debt of $2.4 million, as well as incremental stock-based compensation expense of $2.0 million, and $5.5 million in impairment charges related to goodwill, trademarks, property, plant, and equipment, and assets held for sale. These items are described more fully in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
In 2009, our results were beneficially impacted by a gain on extinguishment of debt of $3.4 million. This was partially offset by the $1.0 million impairment of trademarks associated with our online music business. These items are described more fully in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
In 2008, our results were adversely impacted by the impairment of our band division goodwill of $8.6 million and facility rationalization charges, including property impairment and severance costs totaling $1.3 million. This was partially offset by a gain on extinguishment of debt of $0.6 million. These items are described more fully in our Annual Report on Form 10-K for the period ended December 31, 2008.

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

Piano Segment – Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts. The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales. Given the total number of these pianos that we sell in any year (2,013 sold in 2011), a slight change in units sold can have a material impact on our business and operating results. Our results are also influenced by sales of Boston and Essex pianos, which together represented 76% of total piano units sold but only 22% of total piano division revenues in 2011. Our Boston piano line and our Essex piano line are each sole sourced from Asia. The ability of these manufacturers to produce and ship products to us could impact our business and operating results. A breakdown of sales by our divisions and their geographic location can be found in Note 20 to the financial statements. In 2011, our piano sales had the following geographic breakdown based on customer location: approximately 45% in the Americas, 28% in Europe, and 27% in the Asia-Pacific region. For the year ended December 31, 2011, our piano segment sales were $215.5 million, representing 62% of our total revenues.

Piano Outlook for 2012 – We anticipate improvement in both sales and gross profit in 2012, barring any severe economic problems in major markets into which we sell. We are currently manufacturing on a full, as opposed to reduced, production schedule, which minimizes factory inefficiencies. We have sufficient manufacturing capacity to meet anticipated or increased demand. However, a significant increase in demand would require additional staffing and training.

Band Segment – Our student band instrument sales are influenced by trends in school enrollment, school budgeting, and our ability to provide competitively priced products to our dealer network. Management estimates that 75% of our domestic band sales are generated through educational programs; the remainder is to amateur or professional musicians or performing groups, including symphonies and orchestras.

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

        In 2011, student level instruments accounted for approximately 60% of band & orchestral unit shipments and approximately 35% of band instrument revenues, with intermediate and professional instruments representing the balance. In 2011, approximately 80% of band sales were in the Americas,

10% in Europe, and 10% in the Asia-Pacific region. For the year ended December 31, 2011, our band sales were $130.7 million, representing 38% of our total revenues.

Band Outlook for 2012 – Instrument orders continue to increase, so we expect sales to improve in 2012. Margins should improve in the latter part of the year once factory inefficiencies are minimized at our Eastlake, Ohio brass instrument manufacturing plant, where a strike occurred in 2011. We currently have sufficient manufacturing capacity to meet anticipated or increased demand, although a significant increase in demand could require additional staffing and training.

Inflation and Foreign Currency Impact – Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

        Sales to customers outside the United States represented 47% of consolidated sales in 2011. We record sales in euro, Japanese yen, British pounds, and Chinese yuan. In 2011, we generated 79% of our international sales through our piano segment. Foreign exchange rate changes increased reported sales by approximately $6.0 million in the current year. Although currency fluctuations affect international sales, they also affect cost of sales and related operating expenses. Consequently, they generally have not had a material impact on operating income. We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division. We do not purchase currency-related financial instruments for purposes other than exchange rate risk management.

Taxes – We are subject to U.S. income taxes as well as tax in several foreign jurisdictions in which we do business. One of these foreign jurisdictions has a higher statutory rate than the United States. In addition, certain of our operations are subject to both U.S. and foreign taxes. However, in such cases we receive a credit against our U.S. taxes for foreign taxes paid equal to the percentage that such foreign income (as adjusted for reallocated interest) represents of the total income subject to U.S. tax. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and the absorption of foreign tax credits in the United States.

        In 2011, we utilized a minimal amount of foreign tax credits during the year, and carried forward $3.7 million of foreign tax credits generated in the current period. Based on our analysis of anticipated foreign tax credit utilization, we recorded an additional $0.4 million of valuation allowances related to these deferred tax assets. Due to the low amount of taxable income, our non-deductible tax items and valuation allowances related to foreign tax credits had an abnormally large impact on our effective tax rate. As a result, we recorded an effective tax rate of 54.5%, which represents an effective tax rate of 55.9% relating primarily to 2011 operations and a 1.4% tax benefit associated with discrete items.

        In 2010, we utilized 100% of the foreign tax credits generated during the year, as well as $2.9 million of credits previously generated. However, due to our expectation for prospective foreign tax credit utilization, we increased our valuation allowances for foreign tax credits generated during 2006 to 2008 for a comparable amount. Accordingly, the net impact on our overall effective tax rate was nominal. Since there was a minimal net impact of discrete items such as uncertain tax positions, our overall effective tax rate of 39.0% related primarily to 2010 operations.

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

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

	For the years ended December 31,				Change
	2011		2010		$	%
Net sales
Band	$130,715		$127,625		3,090	2.4
Piano	215,541		190,496		25,045	13.1

Total sales	346,256		318,121		28,135	8.8
Cost of sales
Band	102,250		95,569		6,681	7.0
Piano	138,858		126,602		12,256	9.7

Total cost of sales	241,108		222,171		18,937	8.5
Gross profit
Band	28,465	21.8%	32,056	25.1%	(3,591)	(11.2)
Piano	76,683	35.6%	63,894	33.5%	12,789	20.0

Total gross profit	105,148		95,950		9,198	9.6
	30.4%		30.2%
Operating expenses	83,728		73,137		10,591	14.5
Impairment and facility rationalization charges	5,490		–		5,490	100.0

Total operating expenses	89,218		73,137		16,081	22.0
Income from operations	15,930		22,813		(6,883)	(30.2)
Other expense, net	4,226		370		3,856	1,042.2
Loss (gain) on extinguishment of debt	2,422		(104)		2,526	(2,428.8)
Net interest expense	5,698		9,586		(3,888)	(40.6)

Non-operating expenses	12,346		9,852		2,494	25.3
Income before income taxes	3,584		12,961		(9,377)	(72.3)
Income tax provision	1,954	54.5%	5,061	39.0%	(3,107)	(61.4)

Net income	$1,630		$7,900		(6,270)	(79.4)

Overview – Higher demand caused revenue at both the band and piano divisions to improve in 2011. Piano division results were significantly better with respect to revenue and gross profit due to increased Steinway grand shipments and higher production volume at both of our manufacturing facilities. Band division results were adversely impacted by a strike at its Eastlake, Ohio brass instrument manufacturing facility, which resulted in less product availability and higher factory variances.

Net Sales – Net sales increased $28.1 million primarily due to the $25.0 million improvement in piano division revenue. Domestically, Steinway grand unit shipments were 7% higher and Boston and Essex shipments were slightly better than the year-ago period. Overall domestic sales improved $9.1 million, $4.7 of which is attributable to increased retail sales, which were bolstered by the opening of new Company-owned retail facilities in Chicago, Illinois. Overseas, Steinway grand unit shipments were 13% higher as a result of increased wholesale demand in Europe. Boston and Essex unit shipments improved by 10% due to higher demand in both Europe and Asia. These increases, coupled with a $6.0 million favorable impact due to foreign exchange, were the primary cause of a $16.0 million improvement in overseas piano revenue in 2011.

        Band division sales increased $3.1 million despite a total unit volume decrease of 2%. Overall woodwind and brass instrument shipments were 3% higher due to improved demand for woodwind products. Brass instrument shipments were consistent with the year-ago period even though we lost an estimated $3.4 million in brass instrument revenues due to the unavailability of product caused by the strike at our Eastlake, Ohio facility.

Gross Profit – Gross profit improved $9.2 million due to higher sales and gross margins at the piano division. Band segment gross profit deteriorated $3.6 million during the period. Gross margin for the band division decreased from 25.1% to 21.8% due to incremental unfavorable plant variances of $1.8 million primarily associated with Eastlake and $0.5 million in additional pension related charges. The remaining deterioration was due to higher material and overhead costs.

        Piano segment gross profit increased $12.8 million during the period. Domestically, piano margins grew from 30.4% to 32.1% due to a shift in mix to Steinway grands sold at retail, which typically generate higher margins. In addition, the factory produced more Steinway grands, which resulted in greater factory efficiencies. Overseas piano margins grew from 36.3% to 38.5% since our factory in Germany also produced and sold more Steinway grands. This improved factory efficiency and generated higher profits.

Operating Expenses – Operating expenses were $10.6 million higher than in the year-ago period, of which $3.8 million is due to severance costs related to the departures of our former Chairman and former Chief Executive Officer, and $1.8 million is incremental stock-based compensation. We also incurred $1.1 million of legal and consulting costs primarily related to the sale of Class A Common stock by our former Chairman and Chief Executive Officer as well as activities undertaken by our Board of Directors in pursuit of strategic alternatives.

        In addition to the aforementioned costs, sales and marketing expenses increased $2.2 million due largely to the opening of our new retail facilities in Chicago, Illinois, as well as higher commissions and salaries, and $0.3 million less bad debt recoveries. General and administrative costs were $2.6 million higher due to increased headcount and higher bonuses. Offsetting this was a decrease in other operating expenses of $0.8 million, which was primarily attributable to lower environmental reserves recorded during the period.

Impairment and Facility Rationalization Charges – Impairment and facility rationalization charges increased $5.5 million in the current year. We wrote down $0.3 million of trademarks and $2.7 million of goodwill associated with our online music business, $1.1 million of property, plant and equipment associated with our woodwind instrument manufacturing facility, $1.1 million related to band division trademarks and goodwill, and $0.3 million in assets held for sale by our band division. In the year-ago period we had no impairment charges.

Non-operating Expenses – Non-operating expenses were $2.5 million higher than the year-ago period for several reasons. We incurred incremental operating expenses of $2.7 million from our West 57th Street building. We expect to incur a temporary loss on this facility due to low occupancy rates. Also, our gains from foreign exchange were $0.6 million lower in 2011. We had $3.9 million in net interest saving due to the extinguishment of $85.0 million in principal of our 7.00% Senior Notes in May 2011, which resulted in a loss on extinguishment of $2.4 million.

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

	For the years ended December 31,				Change
	2010		2009		$	%
Net sales
Band	$127,625		$126,437		1,188	0.9
Piano	190,496		179,999		10,497	5.8

Total sales	318,121		306,436		11,685	3.8
Cost of sales
Band	95,569		98,058		(2,489)	(2.5)
Piano	126,602		123,465		3,137	2.5

Total cost of sales	222,171		221,523		648	0.3
Gross profit
Band	32,056	25.1%	28,379	22.4%	3,677	13.0
Piano	63,894	33.5%	56,534	31.4%	7,360	13.0

Total gross profit	95,950		84,913		11,037	13.0
	30.2%		27.7%
Operating expenses	73,137		70,666		2,471	3.5
Impairment and facility rationalization charges	–		976		(976)	(100.0)

Total operating expenses	73,137		71,642		1,495	2.1
Income from operations	22,813		13,271		9,542	71.9
Other expense (income), net	370		(1,847)		2,217	(120.0)
Gain on extinguishment of debt	(104)		(3,434)		3,330	(97.0)
Net interest expense	9,586		10,045		(459)	(4.6)

Non-operating expenses	9,852		4,764		5,088	106.8
Income before income taxes	12,961		8,507		4,454	52.4
Income tax provision	5,061	39.0%	3,171	37.3%	1,890	59.6

Net income	$7,900		$5,336		2,564	48.1

Overview – Although economic conditions continued to impact our results in 2010, we experienced improvements in both the band and piano divisions, especially during the latter half of the year. Piano division revenue improved due to increased demand and better access to available financing by our dealers. Piano margins also improved due to higher production volume at both of our manufacturing facilities. Band division sales were slightly higher than 2009, but margins improved to a greater extent due to more consistent production schedules, which resulted in better factory efficiency.

Net Sales – Net sales increased $11.7 million primarily due to the $9.0 million improvement in U.S. piano division revenue. Domestically, Steinway grand unit shipments were 13% higher and mid-priced piano line shipments were consistent with 2009. Despite an unfavorable exchange rate impact of $2.1 million, overseas piano division revenue improved $1.5 million. This was largely attributable to a 36% improvement in mid-priced piano line shipments which more than offset a 4% decrease in overseas Steinway grand unit sales.

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

        Piano segment gross profit increased $7.4 million during the period. Domestically, piano margins shifted upward from 26.4% to 30.4% due to a more consistent production schedule. Although the number of units produced was similar to 2009, production days increased 38%. This resulted in lower unabsorbed overhead and fewer factory inefficiencies, which benefited the gross margin. Production days overseas increased 18%, which caused a similar margin improvement from 35.4% to 36.3%. Nevertheless, a shift in mix toward mid-priced piano lines from higher margin Steinway grand pianos somewhat offset the impact of greater factory efficiencies on gross profit compared to 2009.

Operating Expenses – Operating expenses were $2.5 million higher than in 2009. A $2.9 million increase in sales and marketing expenses due to higher salaries, commissions, bonuses, marketing, and advertising costs was partially offset by a $1.5 million shift from bad debt expense to bad debt recovery. Increased headcount, wages, and bonuses caused a $0.6 million increase in general and administrative costs, and other operating expenses increased $0.5 million due to additional environmental reserves recorded for facilities acquired in 2004.

Impairment and Facility Rationalization Charges – Impairment and facility rationalization charges decreased $1.0 million. We wrote down $1.0 million of trademarks associated with our online music business in 2009, whereas in 2010, we had no impairment charges.

Non-operating Expenses – Non-operating expenses were $5.1 million higher than in 2009 due to several factors. We experienced a shift from net income to net expense of $3.5 million from our West 57th Street building. There was also a $3.3 million reduction in net gains on extinguishment of debt, which resulted from repurchasing less debt ($5.8 million in 2010 vs. $10.9 million in 2009) at higher rates. However, net interest expense was $0.5 million lower as a result of these repurchases and not utilizing our domestic line of credit in 2010. We also benefited from a shift from foreign exchange losses to foreign exchange gains of $1.6 million.

Liquidity and Capital Resources

        We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital lines, to finance our operations, repay or repurchase long-term indebtedness, finance acquisitions, and fund our capital expenditures. Regarding our overseas divisions, Japan is the only operation that is normally in a borrowing position. These borrowings are likely to be less than $5.0 million at any given time. In 2009, we utilized our domestic line of credit most of the year, and our borrowings reached a high of $34.9 million, largely to ensure short-term liquidity by maintaining a substantial cash balance. However, we paid down our domestic borrowings in November and December 2009. In 2010, our domestic line went unused. In 2011, we had domestic borrowings for most of the year, as we used a significant portion of our cash to pay down $85.0 million in principal of our bonds in March, 2011. However, our domestic line was paid off by year end.

Cash Flows – Our statements of cash flows are summarized as follows:

For the years ended December 31,	2011	2010	2009
Net income:	$1,630	$7,900	$5,336
Changes in operating assets and liabilities	5,315	17,544	10,206
Other adjustments to reconcile net income to cash flows from operating activities	15,636	10,224	8,374

Cash flows from operating activities	22,581	35,668	23,916
Cash flows from investing activities	(10,200)	(3,962)	(5,347)
Cash flows from financing activities	(83,440)	23,900	2,858

        In 2011, cash flows provided by operating activities decreased $13.1 million from 2010. Cash generated from accounts receivable was $2.1 million lower in the current period due to timing of sales and related accounts receivable collections at the piano division. Cash used for prepaids and other assets increased $3.6 million as a result of payments made to suppliers and taxes. Cash provided by accounts payable and accrued liabilities was $6.0 million lower due to payments made to inventory suppliers and items related to our West 57th Street building.

        In 2010, cash flows provided by operating activities increased $11.8 million from 2009. Although the sales increase caused a decrease in source of cash from accounts receivable of $13.3 million, we also generated $3.6 million more cash from inventory since the sales improvement helped reduce our finished goods levels. We experienced a shift from use to source of cash of $18.1million related to accounts payable and accrued expenses during the period. In 2009, we had implemented cost cutting measures to conserve cash and reduce expenditures. In 2010, spending returned to normal levels.

        In 2009, cash flows provided by operating activities increased $16.9 million from 2008. Reduced production and purchasing resulted in an improvement of cash provided by inventory of $25.9 million while cash used for liabilities decreased $1.9 million due to fewer purchases and controlled spending. The beneficial impact of these items more than offset the decrease in net income.

        In 2011, cash used for investing activities increased $6.2 million, $3.2 million of which is due to increased capital expenditures, which were abnormally low in 2010. Also, cash used for acquisitions was $2.9 million higher as a result of the additional consideration associated with the acquisition of our online music business and payments made to acquire assets of a piano retail operation in Chicago, Illinois.

        In 2010, cash used for investing activities decreased $1.4 million, $0.8 million of which was due to reduced capital expenditures. The remaining reduction was largely attributable to lower payments for acquisitions. In 2009 we purchased a retail store in Dusseldorf, Germany. In 2010, acquisitions were limited to a small music education business purchased by our band division.

        In 2009, cash used for investing activities decreased $2.3 million. In 2008, we paid out $3.2 million related to the acquisitions of Arkiv and Clickpoint. In 2009, acquisition activity was limited to the purchase of a retail store in Dusseldorf, Germany for $0.8 million. Although capital expenditures were $0.8 million lower than the year-ago period, proceeds from sales of property were lower by the same amount.

        In 2011, cash used for financing activities of $83.4 million was primarily attributable to $86.5 million spent to extinguish a significant portion of our 7.00% Senior Notes. Cash provided by our other debt facilities was $3.6 million lower than in 2010. In the year-ago period we generated an incremental $23.6 million through stock sales.

        In 2010, cash provided by financing activities increased $21.0 million, which was derived from $28.2 million in proceeds received from issuance of our stock and $1.7 million generated from borrowing on our overseas lines of credit. These were offset by $5.6 million used to repurchase $5.8 million in principal of our Senior Notes and $0.3 million used to purchase treasury stock.

        In 2009, cash provided by financing activities decreased $6.2 million. Although we received $27.8 million in proceeds from sales of our stock, we utilized $15.0 million to pay off our domestic line of credit, $2.7 million to pay down our overseas borrowings, and $7.3 million to repurchase $10.9 million in principal of our Senior Notes.

Capital Expenditures – Our capital expenditures consist primarily of plant and facility improvements, machinery and tooling, and software and system upgrades. We expect capital spending in 2012 to be in the range of $6.0 to $8.0 million, relating to similar items.

Seasonality – Consistent with industry practice, we sell band instruments almost entirely on credit utilizing the two financing programs described below. Due to these programs, we have higher working capital requirements during certain times of the year when band instrument receivable balances reach highs of approximately $33.0 to $35.0 million in August and September, and lesser requirements when they are at lows of approximately $25.0 to $27.0 million in January and February. The financing options, intended to assist dealers with the seasonality inherent in the industry and facilitate the rent-to-own programs offered to students by many retailers, also allow us to match our production and delivery schedules. The following forms of financing are offered to qualified band instrument dealers.

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

Other Financing Arrangements – We established a program in 2009 to provide financing to certain domestic piano dealers. As of December 31, 2011, the total financing available to these dealers was approximately $1.1 million. Beyond this program, we generally do not provide extended financing arrangements to our piano dealers. Typically, if financing is required by a dealer, we will facilitate arrangements through a third-party provider. We generally provide no guarantees with respect to these arrangements.

Off-balance Sheet Arrangements – We currently do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Pensions and Other Postretirement Benefits – When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension plan, we used a long-term rate of return on plan assets of 9%, which was developed with input from our investment committee, and is consistent with that of prior years. We believe that 9% is consistent with the historical long-term return trends on our domestic pension assets and our expectations for future returns. The discount rate utilized for determining future pension and other postretirement benefit obligations for our domestic plans is based on a long-term bond yield curve which matches the expected benefit payment period under the plan. The bonds used have been rated Aa or AA or better by recognized rating agencies, are non-callable, and have at least $250.0 million par outstanding to ensure they are sufficiently marketable. The weighted-average discount rates used for December 31, 2011 and 2010 were 4.97% and 5.26%, respectively, for our domestic pension plan and 4.91% and 5.12% for our postretirement benefit obligation plan. Our postretirement benefit obligation plan is not material to our consolidated financial statements.

        The weighted-average discount rates (4.97% and 5.40% as of December 31, 2011 and 2010, respectively) and rates of return (5.30% as of December 31, 2011 and 2010) on plan assets for our foreign pension plan was similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur in the applicable jurisdiction.

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

        Our non-domestic credit facilities provide for borrowings equivalent to $25.3 million as of December 31, 2011. There have been no material changes to our net borrowing abilities overseas, and we typically are in a borrowing position of less than $5.0 million at any given time. Our non-domestic credit facilities are discussed more fully in Note 13 to the consolidated financial statements.

        At December 31, 2011, our total outstanding indebtedness amounted to $68.2 million, consisting of $67.5 million of 7.00% Senior Notes due March 1, 2014 and $0.7 million of notes payable to foreign banks. We had nothing outstanding on our domestic line of credit as of December 31, 2011. During 2011 we extinguished $85.0 million in principal of our Senior Note debt. We may consider additional repurchases or restructuring of our Senior Note debt in the future, contingent upon cash availability, interest rates, and the trading prices on our Senior Notes, which are callable at par as of March 1, 2012. Cash interest paid was $8.9 million in 2011, $12.3 million in 2010, and $13.6 million in 2009.

        All of our debt agreements contain covenants that place certain restrictions on us, limiting our ability to incur additional indebtedness, to make investments in other entities, and to make cash dividend payments. We were in compliance with all such covenants as of December 31, 2011 and do not anticipate any compliance issues in 2012. Our domestic debt agreements contain limitations on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program.

        We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off our seasonal borrowings on our domestic line of credit. We indefinitely reinvest earnings of our foreign operations. The indefinite reinvestment of these earnings, which were $23.3 million as of December 31, 2011, does not have a material impact on our liquidity. Should we no longer indefinitely reinvest these earnings, we would be required to accrue and pay U.S. taxes associated with these earnings. However, we do not intend nor foresee a need to repatriate these funds. We believe that domestic cash flow from operations coupled with our domestic borrowing availability is sufficient to fund domestic operating activity through 2012. Similarly cash flow from overseas operations coupled with our overseas borrowing availability is sufficient to fund overseas operating activity through 2012.

        We intend to manage accounts receivable and credit risk and ensure inventory levels align with demand. Our intention is to manage cash outflow, maintain sufficient operating cash on hand to meet short-term requirements, and minimize credit facility borrowings.

        We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2012, although we may consider acquisitions or debt restructurings that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility and non-domestic credit facilities, will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2012.

Contractual Obligations – The following table provides a summary of our contractual obligations at December 31, 2011.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$78,401	$5,382	$73,019	$–	$–
Capital leases	9	3	6	–	–
Operating leases(2)	253,894	6,115	9,864	8,465	229,450
Purchase obligations(3)	32,248	32,219	29	–	–
Other non-current liabilities(4)	61,655	9,042	4,343	3,716	44,554

Total	$426,207	$52,761	$87,261	$12,181	$274,004

Notes to Contractual Obligations:

(1)
Long-term debt represents long-term debt obligations, the fixed interest on our Senior Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable December 31, 2011 rates. The nature of our long-term debt obligations is described more fully in the "Borrowing Availability and Activities" section of "Liquidity and Capital Resources."

(2)
Approximately $240.6 million of our operating lease obligations are attributable to the land lease associated with Steinway Hall, which has eighty-six years remaining, and is described in Note 16 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3)
Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4)
Our other non-current liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 17 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements, which are described in Note 16 in the Notes to the Consolidated Financial Statements included within this filing. We have not included $0.2 million of uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

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

Recent Accounting Pronouncements

        Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," become effective for us for fiscal years beginning after December 15, 2011. These amendments include a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures.

        In June 2011, ASC 220, "Comprehensive Income," was amended and will become effective for us for fiscal years beginning after December 15, 2011. These amendments will require us to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity will be eliminated. In addition, in December 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to Accounting Standards Update ("ASU") 2011-05 that defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 will be applied retrospectively, and is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

        In September 2011, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of goodwill impairment and will become effective for us for fiscal years beginning after December 15, 2011. The amended guidance allows us to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test.

        In December 2011, ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" was issued. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.

        We will comply with the requirements of these pronouncements when they become effective. None of these pronouncements are expected to have a material impact on our financial statements.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate some of our cash flow exposure to foreign currency fluctuations by holding forward and option foreign currency contracts. These contracts are not designated as hedges for accounting purposes. The contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 2011, a 10% negative change in foreign currency exchange rates from market rates would increase the fair value of the contracts by $0.1 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current forward rate. However, any such gains and losses would be offset by corresponding losses and gains, respectively, on the related asset or liability.

Interest Risk

        Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt. Our revolving loans bear interest at rates that fluctuate with changes in PRIME, LIBOR, TIBOR, and EURIBOR and are therefore sensitive to changes in market interest rates. Since we had limited variable rate borrowings for the year ended December 31, 2011, a hypothetical 10% increase in interest rates would have increased our interest expense by a nominal amount.

        Our long-term debt includes $67.5 million of Senior Notes with a fixed interest rate. Accordingly, there would be no immediate impact on our interest expense associated with these Senior Notes due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be increased by less than $0.1 million as of December 31, 2011.

Item 8. Financial Statements and Supplementary Data

        The information required by this item may be found on pages F-1 through F-42 of this Annual Report on Form 10-K.

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

        UHY audited the Company's financial statements for the fiscal year ended December 31, 2009. The audit reports of UHY on the Company's financial statements for those years did not contain an adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the fiscal year ended December 31, 2009 and subsequently to April 19, 2010, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to UHY's satisfaction, would have caused them to make reference to the subject matter in connection with their reports on the Company's consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

        During the year ended December 31, 2009 and through the date of the Audit Committee's decision, the Company had not consulted with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

        There have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2011, the end of the period covered by this report.

Internal Control Over Financial Reporting

        There were no changes in our Company's internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are likely to materially affect, our Company's internal control over financial reporting.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on its assessment, management determined that, as of December 31, 2011, the Company's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company's internal control over financial reporting as stated in their report, which appears elsewhere in this report.

By:	/s/ Michael T. Sweeney Michael T. Sweeney Chief Executive Officer March 14, 2012
By:	/s/ Dennis M. Hanson Dennis M. Hanson Chief Financial Officer March 14, 2012

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

Name	Age	Position
Michael T. Sweeney	54	Chairman of the Board, Chief Executive Officer, and Director
Dennis M. Hanson	57	Senior Executive Vice President
Thomas Kurrer	63	President, Steinway & Sons Worldwide and Director
John M. Stoner, Jr.	59	President, Conn-Selmer and Director
Ronald Losby	56	President, Steinway & Sons-Americas
Edward Kim	70	Director
Jong Sup Kim	64	Director
Joon W. Kim	45	Director
Kyle R. Kirkland	49	Director
Don Kwon	38	Director
David Lockwood	52	Director
Dana D. Messina	50	Director
Gregory S. Wood	53	Director

        Michael T. Sweeney has served as a director of the Company since April 2011, Chairman of the Board since July 2011 and President and Chief Executive Officer since October 2011. He is Chairman of the Board of Star Tribune Media Holdings, the holding company for the Minneapolis Star Tribune. He is also a partner of the private equity firm Goldner Hawn Johnson & Morrison, where he once served as its Managing Partner. Prior to his career in private equity, Mr. Sweeney served as the president of Starbuck's Coffee Company (UK) Ltd. He presently serves as a director of First Solar, Inc. The Company believes that Mr. Sweeney's financial and business expertise, including capital markets, combined with his management and investment banking experience, give him the qualifications and skills to serve as director.

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

        John M. Stoner, Jr.    became a director of the Company upon his appointment as President of Conn-Selmer, Inc. in 2002. Prior to that, Mr. Stoner spent 25 years with True Temper, Inc., a manufacturer of non-powered lawn and garden tools, where he held various positions of increasing responsibility. In 1995, he was appointed as True Temper's President and in 1999, after the acquisition of True Temper, became the President and Chief Executive Officer of Ames True Temper. The Company believes that Mr. Stoner's management and operations expertise, combined with his Company and industry experience, give him the qualifications and skills to serve as director.

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

        Edward Kim became a director of the Company in April 2011. He is the founder, Chairman and Chief Executive Officer of New Pride Corporation, a global intermodal logistics services company. Under Mr. Kim's direction, New Pride became the first United States based company listed on the KOSDAQ market of the Korea Exchange. The Company believes that Mr. Kim's management and operations expertise, combined with his global expertise, give him the qualifications and skills to serve as director.

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

        Joon W. Kim became a director of the Company in October 2011. He is Managing Principal and founder of M5 Investments and has been providing investment advisory and asset management services to institutional and high net-worth clients since 1993, focusing on investments in the high-tech sector and special situations. Previously, Mr. Kim worked as a management consultant for Temple, Barker & Sloan (presently Oliver Wyman) and as a summer associate for Union Bank of Switzerland (UBS). The Company believes that Mr. Kim's financial and business expertise, including designation as a Certified Financial Analyst, combined with his investment advisory and asset management experience, give him the qualifications and skills to serve as director.

        Kyle R. Kirkland has served as a director of the Company since 1993 and served as Chairman of the Board from 1996 to 2011. He has been a principal of Kirkland Messina, Inc. since 1994. Prior to that, Mr. Kirkland was a Senior Vice President of an investment bank where he was responsible for its private placement financing activities. The Company believes that Mr. Kirkland's financial and business expertise, combined with over 15 years of Company and industry experience, give him the qualifications and skills to serve as director.

        Don Kwon became a director of the Company in April 2011. He is the Managing Partner at Michigan Venture Capital, a private equity firm based in Seoul, Korea. Mr. Kwon specializes in media and entertainment investments. He serves on the board of various portfolio companies serving the technology, online media, and retail consumer sectors. Prior to joining Michigan, Mr. Kwon worked for nearly a decade in investment banking. The Company believes that Mr. Kwon's financial and business expertise, including capital markets, combined with his investment banking experience, give him the qualifications and skills to serve as director.

        David Lockwood became a director of the Company in January 2008. He is a founding member and current Managing Partner of VA SmallCap Partners, LLC; ValueAct SmallCap Management, LLC; and ValueAct SmallCap Master Fund, L.P. Prior to his tenure with ValueAct, Mr. Lockwood was

Chairman and Chief Executive Officer of Liberate Technologies, a provider of software for digital cable systems. Before serving at Liberate Technologies, he was Vice Chairman and Chief Executive Officer of Intertrust, a company which develops and licenses intellectual property. He presently serves as a director of Energy Solutions Inc. The Company believes that Mr. Lockwood's financial and business expertise, including capital markets, combined with his management and investment banking experience, give him the qualifications and skills to serve as director.

        Dana D. Messina has served as a director of the Company since 1993 and served as President and Chief Executive Officer from 1996 to 2011. He has been a principal of Kirkland Messina, Inc. since 1994. Prior to that, Mr. Messina was a Senior Vice President of an investment bank where he was responsible for all of its corporate finance and merchant banking activities. The Company believes that Mr. Messina's financial and business expertise, combined with over 15 years of Company and industry experience, give him the qualifications and skills to serve as director.

        Gregory S. Wood became a director of the Company in October 2011. He is Executive Vice President & Chief Financial Officer of Actian Corporation, a provider of software that enables organizations to take rapid action on large data sets. Prior to joining Actian, Mr. Wood held chief financial officer roles at numerous public and private companies, including Silicon Graphics, Liberate Technologies, and InterTrust Technologies. The Company believes that Mr. Wood's financial management and business expertise, including financial statements analysis, establishment and maintenance of internal controls and financial reporting, and experience as chief financial officer of public companies, give him the qualifications and skills to serve as director.

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

        Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal 2011.

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

        In April 2004, Liberate Technologies, with David Lockwood serving as Chairman and Chief Executive Officer and Gregory Wood serving as Chief Financial Officer, filed a voluntary petition for reorganization under federal bankruptcy laws. The petition, however, was not accepted, and the company continued to operate until it was sold to a group of investors, including Comcast Corporation and SeaChange International, Inc.

        Michael Sweeney served as Managing Partner of Goldner Hawn Johnson & Morrison, a Minneapolis private equity firm. One of Goldner Hawn's portfolio companies, Wilson's The Leather Experts, Inc., filed for bankruptcy protection in 2008. Mr. Sweeney served as Chairman and interim Chief Executive Officer of Wilson's prior to the bankruptcy.

        In April 2009, Silicon Graphics, with Gregory Wood serving as Chief Financial Officer, filed a voluntary petition for reorganization under federal bankruptcy laws to facilitate the sale of its assets to Rackable Corporation. The sale was completed in May 2009.

Corporate Governance

        The Company has adopted a written Code of Ethics and Professional Conduct to provide guidance to its directors, officers and employees on matters of business ethics and conduct, including compliance standards, business conduct, conflicts of interest, as well as identification, reporting, and resolution of issues. The Company has posted this code, along with its Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter, on its website at www.steinwaymusical.com. This information will be made available in print free of charge to any stockholder who requests it by contacting the Corporate Communications Department at Steinway Musical Instruments, Inc., 800 South Street, Suite 305, Waltham, Massachusetts 02453, (781) 894-9770 or at ir@steinwaymusical.com.

Audit Committee

        The current members of the Audit Committee are Chairman Gregory Wood and Messrs. Edward Kim and David Lockwood, each of whom is an "independent director" as defined by the NYSE's listing standards. The Board has determined that Mr. Wood is an "audit committee financial expert" as defined in the applicable regulations of the Securities and Exchange Commission. Mr. Wood is a Certified Public Accountant with an accounting degree from the University of San Diego and a Juris Doctor degree from the University of San Francisco. The Board deemed Mr. Wood's role as Chief Financial Officer of a number of public and private companies, as well as his experience of over 30 years in financial management, including analysis of financial statements, review of outside auditors' management letters, establishment and maintenance of internal controls and financial reporting and involvement with analysts, rating agencies, auditors and management with respect to quarterly earnings, significant management estimates and other accounting matters, as relevant to his financial expert qualifications. The Audit Committee assists the Board of Directors in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices and controls of the Company. The Audit Committee met eight times and took action by unanimous written consent two times during 2011. The Board of Directors has adopted a written charter for the Audit Committee, which is available on the Company's website at www.steinwaymusical.com.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview

        The Compensation Committee of the Board of Directors is responsible for establishing, implementing and monitoring adherence to the Company's compensation philosophy. The Compensation Committee ensures that the total compensation for executive officers is fair, reasonable and competitive. The current members of the Compensation Committee are Chairman David Lockwood and Messrs. Edward Kim and Don Kwon, each of whom is an "independent director" as defined by the NYSE's listing standards.

        The following Compensation Discussion and Analysis should be read in conjunction with the report of the Compensation Committee, which immediately follows below.

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

Setting Executive Compensation

        The Compensation Committee is responsible for determining the compensation of the Chairman, Chief Executive Officer and other executive officers. For the fiscal year ended December 31, 2011 the Company's Named Executive Officers were Mr. Dana D. Messina, who served as President and Chief Executive Officer of the Company until October 24, 2011, and as director of the Company thereafter; Mr. Kyle R. Kirkland, who served as Chairman of the Company until July 1, 2011 and as director of the Company thereafter; Mr. Michael T. Sweeney, who served as President and Chief Executive Officer of the Company since October 24, 2011; Mr. Dennis M. Hanson, Chief Financial Officer, General Counsel and Senior Executive Vice President; Mr. Thomas Kurrer, President of Steinway & Sons Worldwide and director of the Company; Mr. Ronald Losby, President of Steinway & Sons-Americas; and Mr. John M. Stoner, Jr., President of Conn-Selmer, Inc. and director of the Company. The Compensation Committee evaluates and makes determinations annually concerning each Named Executive Officer's base salary, short-term incentive compensation and long-term incentive compensation. Compensation decisions are made based on each Named Executive Officer's past performance as well as expectations of future performance, with a view towards ensuring that each officer's total compensation is competitive and reasonable. In evaluating the performance and expectations for future performance of each Named Executive Officer, the Compensation Committee takes into consideration the recommendation of Mr. Sweeney and, when appropriate, other senior officers.

        The Compensation Committee's decisions on compensation for the Company's Named Executive Officers are based primarily upon the Compensation Committee's assessment of each individual's performance, supplemented by input from outside professional consultants. To reach decisions on compensation for Mr. Sweeney, the Compensation Committee examined several additional factors, such as the Company's performance and relative stockholder return, the value of similar incentive awards to Chief Executive Officers at comparable public companies, and the awards given to the Chairman and Chief Executive Officer in prior years. The Compensation Committee relies upon judgment, and not upon rigid guidelines or formulas, in determining the amount and mix of compensation elements for each Named Executive Officer. Factors affecting this judgment include performance compared to strategic goals established for the individual and the Company at the beginning of the year, the nature and scope of the executive's responsibilities, and effectiveness in leading initiatives to achieve corporate goals. In fiscal 2011 the Compensation Committee engaged ClearBridge Compensation Group ("ClearBridge"), a third-party independent consulting firm, to recommend the amount and form of executive and director compensation for that year. In addition, ClearBridge reviewed the overall competitiveness and reasonableness of each Named Executive Officer's compensation.

Executive Compensation Components

        For the fiscal year ended December 31, 2011, the principal elements of compensation for Named Executive Officers were:

  •
  Base salary

  •
  Performance-based incentive compensation

  •
  Long-term incentive compensation

  •
  Retirement and other benefits

  •
  Perquisites and other personal benefits

        In fiscal 2011, base salaries for Named Executive Officers were in the range of 51-100% of their total cash and equity compensation (excluding benefits). Annual cash performance-based incentive compensation was in the range of 0-49%. There was no long-term incentive compensation awarded in 2011.

  Base Salary

          The Company pays its Named Executive Officers base salaries to provide them with guaranteed minimum compensation levels for their annual services. With the periodic assistance of third-party consultants, including ClearBridge in 2011, base salaries are set within a certain range and at competitive levels, with reference to position, level of responsibilities, experience and geographic market conditions. In establishing the annual salary adjustments, the Compensation Committee conducted a subject analysis that took into consideration the Company's and the individual's performance, as well as general marketplace conditions, including comparative information from similar industries. Such adjustments are meant primarily to maintain an individual's compensation in a range or adjust for position, duties, responsibilities or market changes. The Compensation Committee does not assign a fixed value or weight to any specific performance factor when making base salary decisions.

  Performance-based Incentive Compensation

          In addition to a base salary, each Named Executive Officer is eligible for a performance-based annual bonus, which is designed to motivate individual and team performance in attaining the current year's performance goals and business objectives.

          Performance bonuses are generally awarded to senior executive officers in accordance with the Company's or relevant business segment's bonus plan and individual performance with respect to each individual's goals and objectives, as determined by the Compensation Committee. Under the applicable plan, participants are assigned a target bonus for the plan year that is a percentage of their base salaries. Bonus payouts under the plan for the participants are based on whether the Company or relevant business segment meets or exceeds pre-established performance levels. The primary measure of performance is based on a return on assets ("ROA") percentage, which is calculated using EBITDA (earnings before net interest expense, income taxes, depreciation and amortization), as adjusted for atypical items, divided by assets employed, as defined in the applicable plan. In addition to this formula, the Compensation Committee considers each individual's performance during the year and adjusts the bonus payment as appropriate. The Compensation Committee then makes an overall assessment and judgment about each executive officer's performance and considers prior year awards, internal equity, and the overall market competitiveness of each officer's total cash and total compensation to determine the amount of the incentive bonus award. Generally, an executive's target bonus is 25% of base salary based on these criteria. A higher percentage can be achieved should the performance of the business segment or Company exceed the pre-established performance levels. However, a maximum award payable is set at 250% of target to minimize risk associated with excessive variable compensation. In addition, the Compensation Committee has the discretion to grant bonuses during the year upon the achievement of major accomplishments that have or will have a significant positive impact on the Company and its operations.

          In 2011, the performance of both the piano segment's domestic and overseas divisions resulted in a bonus pool for key employees including Messrs. Kurrer, Hanson and Losby. The Company's band segment's results were insufficient to generate a bonus pool for that division. However, the excellent piano results more than offset the band segment's performance. Mr. Hanson's bonus is based on the performance of both the Company's consolidated results and those of the piano segment. Mr. Losby's bonus is based on the performance of both the piano segment results and those of the domestic piano division. The Company's consolidated level ROA target for Mr. Hanson was 15.0%, with a minimum of 10.0% for any payout, and the Company achieved an ROA of 9.1%. The piano segment's ROA target for Messrs. Kurrer, Hanson, and Losby was 25.0%, with a minimum of 15.0% for any payout, and the segment achieved an ROA of 44.4%. The domestic piano division's ROA target for Mr. Losby was also 25.0%, with a minimum of 15.0% for any payout, and that division achieved an ROA of 28.4%. The band division's ROA target for Mr. Stoner was 20.0%, with a minimum of 13.0% for any payout, and that division achieved an ROA of 8.5%. The different ROA targets for piano and band are primarily due to the difference in how each segment accounts for the allocation of corporate level expenses. Mr. Sweeney did not participate in a specific bonus plan for 2011 because he was not employed by the Company until October 2011. Rather, consistent with his employment agreement, the Compensation Committee, after considering Mr. Sweeney's performance and the advice of ClearBridge, authorized a discretionary bonus of approximately 100% of his 2011 salary.

  Long-term Incentive Compensation

          The Company, through the Option Committee, awards stock options or restricted stock awards to align the interests of its executives with the interests of the Company's stockholders by having the realizable value depend on an increase in the Company's stock price. The Compensation Committee believes this motivates the Company's executive officers to return value to stockholders through future appreciation of the Company's stock price. The options and awards provide a long-term incentive because they vest over a period of time and the options remain outstanding for ten years, encouraging executive officers to focus energies on long-term corporate performance. The vesting requirements are designed to encourage retention of the Company's officers. In determining grants of stock options and restricted stock awards, the Compensation Committee takes into account an executive officer's position, scope of responsibility, performance, ability to affect profits and stockholder value, and value of stock options in relation to other elements of compensation. The Compensation Committee also considers prior equity awards made to the executive officer, internal equity and competitive market data. In January 2011, the Compensation Committee granted restricted stock awards to Messrs. Messina, Hanson and Stoner as compensation for their performance for the year ended December 2010. No other long-term incentive compensation was granted to any Named Executive Officers in fiscal 2011.

  Retirement and Other Benefits

          Named Executive Officers are eligible to participate in all of the Company's employee benefit plans (except the Company's Employee Stock Purchase Plan), such as medical, dental and the insurance plans, including a 401(k) plan with Company matching contribution or profit sharing, in each case on the same basis as other employees and subject to certain limitations by the Internal Revenue Code (the "Code"). Messrs. Hanson, Kurrer and Losby also participate in the Company's Pension Plan as described in the Pension Benefits section of this Report.

          The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain key employees. The Company, in its sole and absolute discretion, may make an annual SERP contribution on behalf of the eligible participants. Generally the contribution ranges from 5-12% of the executive's compensation depending on age upon entering the plan. Total contributions and earnings thereon are then payable in the form of fifteen substantially equal yearly installments beginning upon retirement and when the participant reaches age 65. Participants become fully vested upon the completion of five years of service. As of December 31, 2011, all executive officers were fully vested in the SERP. Due to the economic climate and the Company's efforts to contain costs, there was no SERP contribution for fiscal 2011.

  Perquisites and Other Personal Benefits

          The Company provides the Named Executive Officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with the Company's overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the Named Executive Officers, details of which are set forth in Footnote 4 of the Summary Compensation Table contained in this Report. Attributed costs of the personal benefits for the Named Executive Officers for the fiscal 2011 are included in the "All Other Compensation" column of the Summary Compensation Table.

Summary

        After review of the Company's existing program along with relative data for comparable positions in similar industries and the compensation consultants' reports, the Compensation Committee believes that the total compensation program for the Company's Named Executive Officers is competitive with the compensation programs provided by other corporations with which the Company competes for management talent. The Compensation Committee also believes that the annual bonuses provide opportunities to the Company's Named Executive Officers that are consistent with the returns that are generated on behalf of the Company's stockholders.

Tax and Accounting Implications

        Section 162(m) of the Code prevents publicly traded companies from receiving a tax deduction on compensation paid to Named Executive Officers in excess of $1.0 million annually. This limitation does not apply to compensation that qualifies as "performance-based compensation" under the Code. The Compensation Committee believes at the present time that based on the Company's current compensation philosophy and performance-based bonus formula, it does not anticipate that the limitation will have a material effect on the Company.

Report of the Compensation Committee

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the Company. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE:
David Lockwood, Chairman Edward Kim, Member Don Kwon, Member

        The Compensation Committee Report does not constitute solicitation material and shall not be deemed filed or incorporated by reference into any of our filings except to the extent that we specifically incorporate this report by reference therein.

Executive Compensation

        The following table sets forth the annual compensation paid and accrued by the Company for services rendered during the fiscal year ended December 31, 2011, to the Company's Chairman of the Board and Chief Executive Officer and the most highly compensated executive officers of the Company, all of whom were serving at the end of the last completed fiscal year, and the former Chairman of the Board and former Chief Executive Officer (each a "Named Executive Officer").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Michael T. Sweeney(5) Chairman of the Board and Chief Executive Officer	2011	$173,939	$140,000	–	–	–	$7,572	$321,511
Kyle R. Kirkland(6)	2011	$187,885	–	–	–	$(700)	$1,104,924	$1,292,109
Former Chairman of the Board	2010	$336,600	$200,000	–	–	$17,300	$11,045	$564,945
	2009	$336,800	–	–	$187,840	$30,100	$660	$555,400
Dana D. Messina(7)	2011	$602,885	–	–	–	$(700)	$2,700,524	$3,302,709
Former Chief Executive Officer	2010	$480,800	$200,000	$397,800	–	$17,300	$11,045	$1,106,945
	2009	$481,100	–	–	$281,760	$30,100	$660	$793,620
Dennis M. Hanson	2011	$441,923	$99,500	–	–	$19,300	$33,326	$594,049
Senior Executive Vice President	2010	$374,600	$40,000	$198,900	–	$47,500	$28,445	$689,445
	2009	$375,000	–	–	$140,880	$68,000	$19,610	$603,490
Thomas Kurrer(8)	2011	$545,789	$240,578	–	–	$651,168	–	$1,437,535
President, Steinway & Sons	2010	$431,500	$300,000	–	–	$24,208	–	$755,708
Worldwide	2009	$437,200	–	–	$187,840	$23,500	–	$648,540
John M. Stoner, Jr.	2011	$435,481	–	–	–	$(600)	$14,509	$449,390
President, Conn-Selmer	2010	$370,200	$86,500	$198,900	–	$14,300	$15,000	$684,900
	2009	$373,000	–	–	$93,920	$24,800	$22,050	$513,770
Ronald Losby	2011	$412,019	$149,000	–	–	$3,400	$48,287	$612,706
President, Steinway & Sons-	2010	$361,700	$40,000	–	–	$4,000	$40,045	$445,745
Americas	2009	$362,000	–	–	$93,920	$3,000	$33,510	$492,430
(1)
On January 26, 2011, based on their 2010 performance, the Company granted restricted stock awards to Messrs. Messina, Hanson and Stoner in the amount of 20,000, 10,000 and 10,000 shares of Ordinary Common Stock, respectively. The amounts reported in this column reflect the aggregate fair market value of the restricted stock awards as of the grant date. The restricted stock fully vested upon the sale of the Company's Class A Common Stock in June 2011. The amounts in the table do not reflect the actual value that may be realized by the Named Executive Officer.

(2)
The amounts reported in this column reflect the aggregate grant date fair value of option awards by the Company for financial statement reporting purposes for fiscal 2011, 2010 and 2009 for stock option awards in accordance with Accounting Standards Codification ("ASC") 718 (formerly Statement of Financial Accounting Standard ("SFAS") No. 123(R)), without regard to forfeitures as prescribed by SEC rules. The assumptions used to calculate the grant date fair value of option awards under the Black-Scholes model are set forth in Note 15 to the Company's Consolidated Financial Statements filed with this Annual Report on Form 10-K. The amounts in the table do not reflect the actual value that may be realized by the Named Executive Officers from exercising the options.

(3)
This amount reflects the actuarial increase or decrease in the present value of the executive's pension plan established by the Company based on the assumptions used in the Company's financial statements and as set forth in the Pension Benefits section of this Report. For fiscal 2011 these amounts were $20,500, $651,168 and $3,400 for Messrs. Hanson, Kurrer and Losby, respectively. The increase in Mr. Kurrer's amount is primarily attributable to an increase in salary from €340,000 to €392,500. This amount also reflects the aggregate earnings (loss) for each executive under the Company's SERP as set forth in the Nonqualified Deferred Compensation section of this Report. For fiscal 2011, these amounts were ($700), ($700), ($1,200) and ($600) for Messrs. Kirkland, Messina, Hanson and Stoner, respectively.

(4)
The Company provided the Named Executive Officers with certain health, medical and other non-cash benefits generally available to all salaried employees and not included in "All Other Compensation" pursuant to SEC rules. The table below presents the components of "All Other Compensation" for 2011.

Name	Company 401(k) Plan Contributions	Life Insurance Premium		Perquisites and Other Personal Benefits(a)
Michael T. Sweeney	$7,572	–		–
Kyle R. Kirkland	–	$624	(b)	$1,104,300	(b)
Dana D. Messina	–	$624	(c)	$2,699,900	(c)
Dennis M. Hanson	$12,863	$5,124		$15,339	(d)
John M. Stoner, Jr.	–	$609		$13,900	(e)
Ronald Losby	$12,863	$5,124		$30,300	(f)
(a)
The Company provides certain perquisites and other benefits to its executive officers, including personal use of an automobile and piano, automobile and housing allowances, and medical reimbursements. The aggregate amount of perquisites and benefits for each Named Executive Officer is included in this column unless such amount did not exceed $10,000.

(b)
Includes $1,100,000 payable to Mr. Kirkland as severance with respect to his retirement as Chairman of the Company and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. Of the amounts shown in Life Insurance Premium and Perquisites and Other Personal Benefits, $2,462 represents All Other Compensation for his services as a non-employee director after his retirement, consisting of $312 life insurance premium and $2,150 for use of the piano. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.

(c)
Includes $2,695,600 payable to Mr. Messina as severance with respect to his retirement as Chief Executive of the Company and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. Of the amounts shown in Life Insurance Premium and Perquisites and Other Personal Benefits, $816 represents All Other Compensation for his services as a non-employee director after his retirement, consisting of $100 life insurance premium and $716 for use of the piano. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.

(d)
Includes $11,039 for personal use of a Company-leased automobile and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.

(e)
Includes $9,600 for an automobile allowance and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.

(f)
Includes $26,000 for a housing allowance and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.
(5)
Mr. Sweeney was appointed Chief Executive Officer and President in October 2011. Mr. Sweeney's salary amount for 2011 includes $29,708 as Fees Earned or Paid in Cash for his services as a non-employee director prior to his appointment.

(6)
Mr. Kirkland retired as Chairman of the Board in July 2011. Mr. Kirkland's salary amount for 2011 includes $13,750 as Fees Earned or Paid in Cash for his services as a non-employee director after his retirement.

(7)
Mr. Messina retired as Chief Executive Officer and President in October 2011. Mr. Messina's salary amount for 2011 includes $6,731 as Fees Earned or Paid in Cash for his services as a non-employee director after his retirement.

(8)
Mr. Kurrer's compensation information contained in this statement has been converted from euro to U.S. dollars based upon average foreign exchange rates for the years presented.

Grants of Plan-Based Awards

        The following table shows information regarding grants of equity awards that the Company made during the fiscal year ended December 31, 2011 to each of the executive officers named in the Summary Compensation Table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards(1)
Dana D. Messina	1/26/2011	20,000	$397,800
Dennis M. Hanson	1/26/2011	10,000	$198,900
John M. Stoner, Jr.	1/26/2011	10,000	$198,900
(1)
On January 26, 2011, based on their 2010 performance, the Company granted restricted stock awards to Messrs. Messina, Hanson and Stoner in the amount of 20,000, 10,000 and 10,000 shares of Ordinary Common Stock, respectively. The amounts reported in this column reflect the aggregate fair market value of the restricted stock awards as of the grant date. The restricted stock fully vested upon the sale of the Company's Class A Common Stock in June 2011. The amounts in the table do not reflect the actual value that may be realized by the Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date(1)
Kyle R. Kirkland	40,000	–	$19.04	08/08/2012
	10,000	–	$22.67	12/19/2013
	6,640	1,660	$32.03	03/30/2017
	18,000	12,000	$26.99	06/06/2018
	16,000	24,000	$11.20	09/04/2019
Dana D. Messina	40,000	–	$19.04	08/08/2012
	30,000	–	$22.67	12/19/2013
	8,320	2,080	$32.03	03/30/2017
	18,000	12,000	$26.99	06/06/2018
	24,000	36,000	$11.20	09/04/2019
Dennis M. Hanson	6,000	–	$19.04	08/08/2012
	10,000	–	$22.67	12/19/2013
	8,300	–	$32.03	03/30/2017
	25,000	–	$26.99	06/06/2018
Thomas Kurrer	10,000	–	$32.03	03/30/2017
	10,000	–	$28.90	03/31/2018
	5,000	–	$26.99	06/06/2018
	40,000	–	$11.20	09/04/2019
John M. Stoner, Jr.	24,176	–	$18.55	11/11/2012
	12,000	–	$22.67	12/19/2013
	8,500	–	$32.03	03/30/2017
	10,000	–	$26.99	06/06/2018
	20,000	–	$11.20	09/04/2019
Ronald Losby	600	–	$19.04	08/08/2012
	800	–	$22.67	12/19/2013
	6,000	–	$32.03	03/30/2017
	10,000	–	$28.90	03/31/2018
	5,000	–	$26.99	06/06/2018
	20,000	–	$11.20	09/04/2019
(1)
All outstanding options, except those held by Messrs. Kirkland and Messina, vested upon the sale of the Company's Class A Common Stock in June 2011. The unexercisable options of Messrs. Kirkland and Messina vest upon such person's retirement as a director of the Company or as follows: options expiring on 3/30/2017 vest on 3/30/2012; options expiring on 6/6/2018 vest one half on each of 6/6/2012 and 6/6/2013; and options expiring on 9/4/2019 vest one third on each of 9/4/2012, 9/4/2013 and 9/4/2014.

Option Exercises and Stock Vested

        The following table shows the number of options exercised and restricted stock awards that were vested during fiscal 2011 by the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dana D. Messina	–	–	20,000	$477,500
Dennis M. Hanson	30,000	$429,673	10,000	$238,750
Thomas Kurrer	10,000	$52,205	–	–
John M. Stoner, Jr.	–	–	10,000	$238,750

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)
Dennis M. Hanson	Steinway Musical Instruments, Inc.	15	$125,500
	Pension Plan
Thomas Kurrer	Steinway & Sons (Foreign)	22	$2,896,168
	Pension Plan
Ronald Losby	Steinway Musical Instruments, Inc.	11	$28,400
	Pension Plan
(1)
The amount shown reflects the actuarial present value based on assumptions used in the Company's financial statements.

        The Company maintains an overall pension plan which includes separate plans for each of its major divisions. The benefit formula in the Steinway & Sons division domestic plan was frozen as of December 31, 2003. The accrued benefit will be a monthly benefit amount payable in the life annuity form. Mr. Hanson has fifteen years of service under the plan with an estimated annual benefit of $15,639. Mr. Losby has eleven years of service under the plan with an estimated annual benefit of $3,721. These amounts are based on the pension being paid during the participant's lifetime and would be reduced on an actuarially equivalent basis in the event of a survivor benefit or other optional form of payment.

        Mr. Kurrer is entitled to benefits under the Steinway & Sons division foreign pension plan. Based on the formula and his 22 years of credited service, his estimated annual benefit would be $183,548. At age 63 Mr. Kurrer would receive approximately 37% of his annual base income earned in the year prior to retirement, which we estimate would be $186,092. The figures presented have been converted from euro to U.S. dollars based on 2011 year-end currency exchange rates.

Nonqualified Deferred Compensation

Name	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Balance at Last FYE(3) ($)
Kyle R. Kirkland	–	$(700)	$147,700
Dana D. Messina	–	$(700)	$147,700
Dennis M. Hanson	–	$(1,200)	$269,800
John M. Stoner, Jr.	–	$(600)	$121,800
(1)
This amount is reflected in the column "All Other Compensation" for each executive in the Summary Compensation Table contained in this Report.

(2)
This amount is reflected in the column "Change in Pension Value and Nonqualified Deferred Compensation Earnings" for each executive in the Summary Compensation Table contained in this Report.

(3)
This amount reported in the column includes the change in nonqualified deferred compensation for 2010 and 2009.

        The Company maintains a non-qualified SERP for certain key employees. The Company, in its sole and absolute discretion, may make an annual SERP contribution on behalf of the eligible participants. Total contributions and earnings therein are then payable in the form of fifteen substantially equal yearly installments beginning upon retirement and when the participant reaches age 65. Participants become fully vested upon the completion of five years of service. As of December 31, 2011, all executive officers participating in the SERP were fully vested.

Employment Contracts

        On May 1, 2011, the Company entered into an Employment Agreement with Kyle R. Kirkland. The agreement provided that Mr. Kirkland will continue to serve as Chairman of the Board of the Company in consideration of an annual base salary of $350,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Kirkland was eligible to receive bonuses and certain other employment benefits. On July 1, 2011, Mr. Kirkland stepped down as the Company's Chairman of the Board and entered into a Succession Agreement with the Company.

        On May 1, 2011, the Company entered into an Employment Agreement with Dana D. Messina. The agreement provided that Mr. Messina will continue to serve as President and Chief Executive Officer of the Company in consideration of an annual base salary of $750,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Messina was eligible to receive bonuses and certain other employment benefits. On October 24, 2011, Mr. Messina stepped down as the Company's President and Chief Executive Officer and entered into a Succession Agreement with the Company.

        On May 1, 2011, the Company entered into an Employment Agreement with Dennis M. Hanson. The agreement provides that Mr. Hanson will continue to serve as General Counsel, Sr. Executive Vice President and Chief Financial Officer of the Company in consideration of an annual base salary of $465,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Hanson is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by the Company.

        On May 1, 2011, Steinway & Sons entered into an Employment Agreement with Thomas Kurrer. The agreement provides that Mr. Kurrer will continue to serve as President of Steinway & Sons

Worldwide in consideration of an annual base salary of €392,500, which may be increased following the end of each year of service. In addition to a base salary, Mr. Kurrer is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by Steinway & Sons.

        On May 1, 2011, Steinway, Inc. entered into an Employment Agreement with Ronald Losby. The agreement provides that Mr. Losby will continue to serve as President of Steinway, Inc. in consideration of an annual base salary of $430,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Losby is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by Steinway, Inc.

        On October 24, 2011, the Company entered into an Employment Agreement with Michael T. Sweeney. The agreement provides that Mr. Sweeney will serve as President and Chief Executive Officer of the Company in consideration of an annual base salary of $750,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Sweeney is eligible to receive bonuses and certain other employment benefits.

        On December 20, 2011, Conn-Selmer, Inc. entered into an Employment Agreement with John M. Stoner, Jr. The agreement provides that Mr. Stoner will continue to serve as President of Conn-Selmer, Inc. in consideration of an annual base salary of $460,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Stoner is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by Conn-Selmer, Inc.

Potential Payments Upon Termination or Change-In-Control

        Each of Messrs. Kirkland's and Messina's succession agreement provided the following benefits upon termination:

  •
  For so long as the executive is a director of the Company, he shall continue to have his outstanding and unvested stock options vest in accordance with their vesting schedule and Company vesting policy and shall be allowed to participate in any Company health and medical plans.

  •
  The Company shall pay the executive a lump sum equal to twice his latest annual salary plus bonus.

        The succession agreements further provide that the executive shall not disparage or denigrate the Company or its officers or directors.

        Mr. Sweeney's employment agreement provides the following benefits upon termination or non-renewal:

  •
  In the event the Company terminates Mr. Sweeney without cause or Mr. Sweeney terminates his employment for good reason or upon a change in control of the Company, it is obligated to pay Mr. Sweeney a lump sum equal to his latest annual salary plus bonus.

        Each of Messrs. Hanson's, Kurrer's, and Losby's employment agreement provides the following benefits upon termination or non-renewal:

  •
  In the event of termination with cause, or by resignation without good reason, the only obligation of the Company shall be to allow the executive to participate in any health and medical plans at his sole cost.

  •
  In the event of termination caused by death or permanent disability, the Company shall continue benefits and pay the executive or his estate his salary for a period of six months.

  •
  In the event the Company terminates the executive without cause or does not renew the executive's agreement or the executive terminates his employment for good reason, the Company shall pay the executive a lump sum equal to his latest annual salary plus bonus.

        Mr. Stoner's employment agreement provides the following benefits upon termination or non-renewal:

  •
  In the event of termination with cause, or by resignation without good reason, the only obligation of the Company shall be to allow the executive to participate in any health and medical plans at his sole cost.

  •
  In the event of termination caused by death or permanent disability, the Company shall continue benefits and pay the executive or his estate his salary for a period of six months.

  •
  In the event the Company terminates the executive without cause or does not renew the executive's agreement or the executive terminates his employment for good reason, the Company shall pay the executive a lump sum equal to his latest annual salary plus bonus.

  •
  The agreement further provides that if Conn-Selmer, Inc. terminates Mr. Stoner within twelve months after there is a change in control of Conn-Selmer, Inc. and Mr. Stoner is not a member of the group acquiring the stock or assets of Conn-Selmer, Inc. upon such change of control, then Mr. Stoner shall receive a lump sum equal to twice his latest annual salary plus bonus.

        Each of Messrs Kirkland's, Messina's and Sweeney's employment agreements provide that the executive shall not, for a period of two years after termination, compete with the Company, solicit or entice away any employees or customers of the Company or disclose confidential information of the Company. Each of Messrs Hanson's, Kurrer's, Stoner's and Losby's employment agreements provide that the executive shall not, for a period of one year after termination, compete with the Company, solicit or entice away any employees or customers of the Company or disclose confidential information of the Company.

Compensation of Directors

        Prior to October 1, 2011 certain non-employee directors were paid an annual retainer fee of $20,000 with the lead director receiving an additional $5,000. In addition, such directors received $12,500 for serving on the Audit Committee, $5,000 for serving on any other committee and $1,000 for each meeting attended. Effective October 1, 2011, the Company revised its compensation policy for non-employee directors eliminating per meeting fees and formally adopting a policy that non-employee directors that own, directly or indirectly, 5% or more of the Company's stock, shall not receive compensation for their services as directors. All non-employee directors are paid an annual retainer fee of $35,000, with the non-executive Chairman receiving an additional $35,000. In addition, such directors receive $12,500 for serving on the Audit Committee and $5,000 for serving on any other committee. Messrs. Sweeney, Kurrer, J.S. Kim, Lockwood and Stoner do not receive additional compensation in their roles as directors. The amount of director compensation earned by directors who are also Named Executive Officers is reflected in the "Salary" and "All Other Compensation" columns for each executive in the Summary Compensation Table contained in this Report. The 2011 compensation for other non-employee directors is as follows:

Director Compensation

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
A. Clinton Allen(1)	$82,833	(2)	–	–	$82,833
Edward Kim	$40,833		–	–	$40,833
Joon W. Kim	$5,833		–	–	$5,833
Rudolph K. Kluiber(1)	$72,167	(3)	–	–	$72,167
Don Kwon	$36,833		–	–	$36,833
Peter McMillan(1)	$72,167	(3)	–	–	$72,167
Gregory Wood	$11,875		–	–	$11,875
(1)
Former director, retired from the Board in April 2011.

(2)
Includes a one-time payment of $60,000 for serving on a special committee during fiscal 2011.

(3)
Includes a one-time payment of $50,000 for serving on a special committee during fiscal 2011.

Compensation Committee Interlocks and Insider Participation

        No interlocking relationships exist between the members of the Compensation Committee or the Board of Directors and the members of any other company's compensation committee or board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth as of December 31, 2011 the number of shares of Common Stock authorized for issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Stock Plan	228,976	$21.16	–
2006 Stock Plan	597,100	21.40	230,950
2006 Purchase Plan	10,503	24.70	179,049

Total	836,579	$21.38	409,999

Stock Ownership of Directors, Officers, and Certain Beneficial Owners

        The following table sets forth certain information regarding the beneficial ownership of voting securities of the Company as of February 27, 2012 by each person known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, each of the directors and Named Executive Officers of the Company, and all executive officers and directors of the Company as a group.

Name	Amount and Nature of Beneficial Ownership of Ordinary Common Stock		Percent(1)
Samick Musical Instruments Co., Ltd.	4,013,254	(2)	32.4%
Samick Plaza Building 58-3
Nonhyeon-Dong, Gangnam-Gu
Seoul, Korea 135-010
ValueAct SmallCap Partners	1,191,251	(3)	9.6%
435 Pacific Avenue, 4th Floor
San Francisco, CA 94103
Dimensional Fund Advisors LP	881,589	(4)	7.1%
1299 Ocean Avenue, Ste 650-11th Floor
Santa Monica, CA 90401
Directors
Edward Kim	—		**
Jong Sup Kim	4,013,254	(2)	32.5%
Joon W. Kim	—		**
Kyle R. Kirkland	95,431	(5)(6)	**
Thomas Kurrer	97,601	(7)	**
Don Kwon.	—		**
David Lockwood	1,191,251	(3)	9.6%
Dana D. Messina	269,971	(5)(8)	2.2%
John M. Stoner, Jr	91,568	(9)	**
Michael T. Sweeney.	—		**
Greg Wood	500		**
Other Executive Officers
Dennis M. Hanson	102,200	(10)	**
Ronald Losby	47,400	(11)	**
All directors and executive officers as a group (13 persons)	5,908,045	(2)(3)(5)(12)	46.1%
**
Less than 1 percent.

(1)
For purposes of determining beneficial ownership, owners of options exercisable within 60 days of February 27, 2012 are considered the beneficial owners of the shares of Ordinary Common Stock for which such options are exercisable, and the reporting herein is based on the assumption (as provided in the applicable rules of the SEC) that only the person or persons whose ownership is being reported will exercise such options for Ordinary Common Stock. As of February 27, 2012, there were 12,369,399 shares of Ordinary Common Stock issued and outstanding, less treasury stock.

(2)
Includes 4,013,254 of Ordinary Common Stock owned directly by Samick Musical Instruments Co., Ltd. ("Samick"), 400,000 of which are pledged as security pursuant to a loan agreement. Mr. J.S. Kim is the Chairman of the Board of Samick and Chairman and director of Samick's subsidiaries. Mr. J.S. Kim disclaims beneficial ownership of the reported stock except to the extent of his pecuniary interest therein.

(3)
Includes 1,191,251 shares of Ordinary Common Stock owned directly by ValueAct SmallCap Master Fund, L.P. which may be deemed to be beneficially owned by (i) VA SmallCap Partners, LLC as the General Partner of ValueAct SmallCap Master Fund, L.P., (ii) ValueAct SmallCap Management, L.P. as the manager of ValueAct SmallCap Master Fund, L.P. and (iii) ValueAct SmallCap Management, LLC as the General Partner of ValueAct SmallCap Management, L.P. David Lockwood is the Managing Member of VA SmallCap Partners, LLC and ValueAct SmallCap Management, LLC. Mr. Lockwood disclaims beneficial ownership of the reported stock except to the extent of his pecuniary interest therein.

(4)
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

(5)
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

(6)
Includes 92,300 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 2,000 shares of Ordinary Common Stock that are pledged as security in a brokerage margin account.

(7)
Includes 65,000 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(8)
Includes 122,400 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 146,440 shares of Ordinary Common Stock pledged as security in a brokerage margin account.

(9)
Includes 74,676 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(10)
Includes 49,300 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(11)
Includes 42,400 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(12)
Includes 446,076 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 148,440 shares of Ordinary Common Stock pledged as security in a brokerage margin account.

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

        In fiscal 2011, the Company reimbursed Kirkland Messina, LLC, a limited liability corporation controlled by Messrs. Kirkland and Messina, a total of $220,884 for expenses including, but not limited to, airfare, hotel, auto, meals, postage and telephone. In addition, the Company paid annual rent of $188,688 to Kirkland Messina, LLC for office space the Company uses in Los Angeles, California.

Director Independence

        The Board of Directors is comprised of a majority of independent directors. The Board has determined that Messrs. Edward Kim, J.S. Kim, Joon Kim, Kwon, Lockwood and Wood are all independent according to applicable rules of the SEC and the listing standards of the NYSE. The Board made this determination after discussions with the directors and review of their responses to questions regarding employment and transaction history, affiliations, and family and other relationships.

Item 14.    Principal Accounting Fees and Services

        The aggregate fees billed to the Company by KPMG LLP ("KPMG") for professional, audit-related and tax-related services for fiscal 2011 and 2010 and Marcum LLP ("Marcum") for professional and audit-related services for fiscal 2011 and 2010 were as follows:

Audit Fees

        The aggregate fees billed by KPMG for its integrated audit of the Company's annual financial statements and internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and its reviews of the interim condensed financial statements included in the Company's Quarterly Reports on Form 10-Q was $942,000 for each of the the fiscal years ended December 31, 2011 and 2010.

        The aggregate fees billed by Marcum for its review of the interim condensed financial statements included in the Company's Quarterly Report on Form 10-Q for first quarter only of 2010 were $110,500.

Audit-Related Fees

        The aggregate fees billed by KPMG for audit-related services related to comfort letters and consultations regarding accounting and financial reporting in 2011 and 2010 were $12,000 and $32,175, respectively.

        The aggregate fees billed by Marcum for audit-related services for the fiscal year ended December 31, 2011 and 2010 were $10,000 and $22,000, respectively. These fees related to transitioning the financial statement audit to KPMG, review of the 2009 financial statements, and comfort letters and consultations regarding accounting and financial reporting in 2011 and 2010.

Tax Fees

        The aggregate fees billed by KPMG for tax compliance services for the fiscal year ended December 31, 2011 were $6,720.

All Other Fees

        There were no other fees for the fiscal years ended December 31, 2011 and 2010.

Audit Committee Pre-Approval Policy

        The Audit Committee's Pre-Approval Policy prohibits the Company from engaging its independent registered public accounting firm for any non-audit services other than the following tax-related services: tax return preparation and review; advice on income tax, tax accounting, sales/use tax, excise tax and other miscellaneous tax matters; tax advice and implementation assistance on restructurings, mergers and acquisition matters and other tax strategies. KPMG did not provide any professional services related to tax matters, financial systems design and implementation, bookkeeping or internal audit services except for tax compliance consulting for the Company's United Kingdom subsidiary. The Audit Committee approved all of the fees paid to KPMG and Marcum for services provided in 2011 and 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as a part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant(2)
3.2	Amended and Restated Bylaws of Registrant(14)
4.1	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer; the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee(4)
4.2	Rights Agreement dated September 26, 2011 between Steinway Musical Instruments, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, including the Form of Certificate of Designations of Participating Preferred Stock, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto(14)
10.1	Employment Agreement dated as of May 1, 2011 by and between Steinway & Sons and Thomas Kurrer(11)
10.2	Employment Agreement dated as of May 1, 2011 by and between Steinway, Inc. and Ronald Losby(11)

10.3	Employment Agreement dated May 1, 2011 by and between Steinway Musical Instruments, Inc. and Dennis Hanson(11)
10.4	Employment Agreement dated May 1, 2011 by and between Steinway Musical Instruments, Inc. and Dana Messina(11)
10.5	Succession Agreement dated October 24, 2011 by and between Steinway Musical Instruments, Inc. and Dana Messina(15)
10.6	Employment Agreement dated October 24, 2011 by and between Steinway Musical Instruments, Inc. and Michael Sweeney(15)
10.7	Employment Agreement dated May 1, 2011 by and between Steinway Musical Instruments, Inc. and Kyle Kirkland(11)
10.8	Succession Agreement dated July 1, 2011 by and between Steinway Musical Instruments, Inc. and Kyle Kirkland(12)
10.9	Employment Agreement dated December 20, 2011 between Conn-Selmer, Inc. and John M. Stoner, Jr.(16)
10.10	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie(1)
10.11	Loan and Security Agreement dated as of October 5, 2010, among Conn-Selmer, Inc. and Steinway, Inc. as borrowers; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative Agent(10)
10.12	Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Jointers of America(6)
10.13	Summary Description of Compensation for Non-Employee Directors(13)
10.14	Steinway Musical Instruments, Inc. 2006 Stock Compensation Plan(5)
10.15	Steinway Musical Instruments, Inc. 2006 Employee Stock Purchase Plan(5)
10.16	Subscription Agreement dated as of November 5, 2009, by and among Samick Musical Instruments Co, Ltd., and Steinway Musical Instruments, Inc.(7)
10.17	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359
14.0	Code of Ethics and Professional Conduct(3)
16.1	Letter Regarding the Change in Certifying Accountant – UHY LLP(8)
16.2	Letter Regarding the Change in Certifying Accountant – Marcum LLP(9)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	Consent of Independent Registered Public Accounting Firm – UHY LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

  (3)
  Previously filed with the Commission on March 31, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K.

  (4)
  Previously filed with the Commission on February 27, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

  (5)
  Previously filed with the Commission on July 17, 2007 as an exhibit to the Registrant's Registration Statement on Form S-8.

  (6)
  Previously filed with the Commission on January 31, 2008 as an exhibit to the Registrant's Current Report on Form 8-K.

  (7)
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

  (11)
  Previously filed with the Commission on May 3, 2011 as an exhibit to the Registrant's Current Report on Form 8-K.

  (12)
  Previously filed with the Commission on July 6, 2011 as an exhibit to the Registrant's Current Report on Form 8-K.

  (13)
  Previously filed with the Commission on September 2, 2011 in the Registrant's Current Report on Form 8-K.

  (14)
  Previously filed with the Commission on September 28, 2011 as an exhibit to the Registrant's Current Report on Form 8-K.

  (15)
  Previously filed with the Commission on October 25, 2011 as an exhibit to the Registrant's Current Report on Form 8-K.

  (16)
  Previously filed with the Commission on December 23, 2011 as an exhibit to the Registrant's Current Report on Form 8-K.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.
By:	/s/ Michael T. Sweeney Michael T. Sweeney	March 14, 2012 (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed below on March 14, 2012:

Signature	Title

/s/ Michael T. Sweeney Michael T. Sweeney	Director, Chairman, and Chief Executive Officer (Principal Executive Officer)
/s/ Dennis M. Hanson Dennis M. Hanson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Edward Kim Eungjong (Edward) Kim	Director
Joon W. Kim	Director
/s/ Jong Sup Kim Jong Sup Kim	Director
/s/ Kyle R. Kirkland Kyle R. Kirkland	Director
Thomas Kurrer	Director
/s/ Don Kwon Dong Hyun (Don) Kwon	Director
/s/ David Lockwood David Lockwood	Director
/s/ Dana D. Messina Dana D. Messina	Director
/s/ Gregory S. Wood Gregory S. Wood	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Steinway Musical Instruments, Inc.:

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Steinway Musical Instruments, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Boston, Massachusetts
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steinway Musical Instruments, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Boston, Massachusetts
March 10, 2010

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Share and Per Share Data)

For the years ended December 31,	2011	2010	2009
Net sales	$346,256	$318,121	$306,436
Cost of sales	241,108	222,171	221,523

Gross profit	105,148	95,950	84,913
Operating expenses:
Sales and marketing	43,581	41,340	39,903
General and administrative	38,921	29,688	29,083
Amortization	1,101	1,226	1,306
Other operating expenses	125	883	374
Impairment and facility rationalization charges	5,490	—	976

Total operating expenses	89,218	73,137	71,642

Income from operations	15,930	22,813	13,271
Other expense (income), net	4,226	370	(1,847)
Loss (gain) on extinguishment of debt	2,422	(104)	(3,434)
Interest income	(1,339)	(1,431)	(1,830)
Interest expense	7,037	11,017	11,875

Total non-operating expenses, net	12,346	9,852	4,764

Income before income taxes	3,584	12,961	8,507
Income tax provision	1,954	5,061	3,171

Net income	$1,630	$7,900	$5,336

Earnings per share – basic	$0.13	$0.68	$0.60

Earnings per share – diluted	$0.13	$0.68	$0.60

Weighted average shares:
Basic	12,232,098	11,640,955	8,855,138
Diluted	12,375,107	11,695,086	8,859,554

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Data)

December 31,	2011	2010
Assets
Current assets:
Cash	$49,888	$119,811
Accounts, notes and other receivables, net	42,322	42,385
Inventories	132,401	144,500
Prepaid expenses and other current assets	11,917	10,513
Deferred tax assets	12,093	11,419

Total current assets	248,621	328,628
Property, plant and equipment, net	86,997	86,404
Trademarks	13,743	14,981
Goodwill	22,676	26,023
Other intangibles, net	2,293	4,028
Other assets	18,430	16,144
Long-term deferred tax assets	16,614	8,886

Total assets	$409,374	$485,094

Liabilities and stockholders' equity
Current liabilities:
Debt	$650	$2,462
Accounts payable	10,702	12,141
Other current liabilities	38,623	39,181

Total current liabilities	49,975	53,784
Long-term debt	67,367	152,048
Deferred tax liabilities	2,438	3,761
Pension and other postretirement benefit liabilities	48,468	38,366
Other non-current liabilities	8,533	8,511

Total liabilities	176,781	256,470

Commitments and contingent liabilities
Stockholders' equity:
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued, 0 and 477,952 shares outstanding in 2011 and 2010, respectively	–	–
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 14,286,802 and 13,626,363 shares issued in 2011 and 2010, respectively, and 12,365,399 and 11,577,760 shares outstanding in 2011 and 2010, respectively	14	14
Additional paid-in capital	160,996	154,404
Retained earnings	135,522	134,209
Accumulated other comprehensive loss	(19,276)	(12,935)
Treasury stock, at cost (1,921,403 and 2,024,903 shares of Ordinary common stock in 2011 and 2010, respectively)	(44,663)	(47,068)

Total stockholders' equity	232,593	228,624

Total liabilities and stockholders' equity	$409,374	$485,094

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

For the years ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$1,630	$7,900	$5,336
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,781	9,550	10,370
Loss (gain) on extinguishment of debt	2,422	(104)	(3,434)
Impairment and facility rationalization charges	5,490	–	976
Stock-based compensation expense	3,632	1,447	1,207
(Excess benefit) tax deficiency from stock-based awards	(297)	63	–
Tax benefit from stock option exercises	434	5	–
Deferred tax benefit	(5,187)	(458)	(1,679)
(Recovery of) provision for doubtful accounts	(29)	(294)	1,161
Other	390	15	(227)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts, notes and other receivables	(41)	2,031	15,363
Inventories	9,315	9,867	6,310
Prepaid expenses and other assets	(4,543)	(933)	47
Accounts payable	(1,400)	2,575	(7,235)
Other current and non-current liabilities	1,984	4,004	(4,279)

Cash flows from operating activities	22,581	35,668	23,916
Cash flows from investing activities:
Capital expenditures	(6,942)	(3,732)	(4,552)
Proceeds from sales of property, plant and equipment	42	20	25
Other	(11)	103	–
Payment for acquisition and contingent consideration for previous acquisitions	(3,289)	(353)	(820)

Cash flows from investing activities	(10,200)	(3,962)	(5,347)
Cash flows from financing activities:
Borrowings under lines of credit	16,607	2,136	277,245
Repayments under lines of credit	(18,470)	(400)	(294,913)
Repayments of long-term debt, net of premium or discount	(86,488)	(5,633)	(7,280)
Proceeds from issuance of common stock	4,614	28,209	27,806
Purchase of treasury stock	–	(349)	–
Excess benefit (tax deficiency) from stock-based awards	297	(63)	–

Cash flows from financing activities	(83,440)	23,900	2,858
Effects of foreign exchange rate changes on cash	1,136	(1,668)	66

(Decrease) increase in cash	(69,923)	53,938	21,493
Cash, beginning of year	119,811	65,873	44,380

Cash, end of year	$49,888	$119,811	$65,873

Supplemental cash flow information:
Interest paid	$8,879	$12,279	$13,646
Income taxes paid	$6,727	$7,429	$5,744

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2009	$11	$96,180	$121,079	$(12,917)	$(47,272)	$157,081
Comprehensive income:
Net income			5,336			5,336
Foreign currency translation adjustment				2,230		2,230
Changes in pension and other postretirement benefits, net				2,836		2,836

Total comprehensive income						10,402

Stock-based compensation		1,207				1,207
Tax benefit of options exercised		–				–
Issuance of 1,762,509 shares of common stock	1	27,805				27,806

Balance, December 31, 2009	12	125,192	126,415	(7,851)	(47,272)	196,496
Comprehensive income:
Net income			7,900			7,900
Foreign currency translation adjustment				(3,540)		(3,540)
Changes in pension and other postretirement benefits, net				(1,544)		(1,544)

Total comprehensive income						2,816

Exercise of 24,950 options for shares of common stock	–	14	(106)		553	461
Tax benefit of options exercised		5				5
Stock-based compensation		1,447				1,447
Issuance of 1,756,821 shares of common stock	2	27,746				27,748
Purchase of 21,827 shares of treasury stock					(349)	(349)

Balance, December 31, 2010	14	154,404	134,209	(12,935)	(47,068)	228,624
Comprehensive loss:
Net income			1,630			1,630
Foreign currency translation adjustment				490		490
Changes in pension and other postretirement benefits, net				(6,831)		(6,831)

Total comprehensive loss						(4,711)

Exercise of 274,200 options for shares of common stock	–	1,938	(317)		2,405	4,026
Tax benefit of options exercised		434				434
Stock-based compensation		3,632				3,632
Issuance of 35,487 shares of common stock	–	588				588

Balance, December 31, 2011	$14	$160,996	$135,522	$(19,276)	$(44,663)	$232,593

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010, and 2009
(Tabular Amounts in Thousands Except Share and Per Share Data)

1.     Nature of Business

        Steinway Musical Instruments, Inc. and subsidiaries (the "Company") is one of the world's leading manufacturers of musical instruments. The Company, through its piano ("Steinway") and band ("Conn-Selmer") divisions, manufactures and distributes products within the musical instrument industry. Steinway produces what is considered to be the highest quality piano in the world and has one of the most widely recognized and prestigious brand names. Conn-Selmer is the largest domestic manufacturer of band & orchestral instruments and related accessories, offering complete lines of brass, woodwind, percussion and string instruments. Selmer Paris saxophones, Bach Stradivarius trumpets, C.G. Conn French horns, Leblanc clarinets, King trombones and Ludwig snare drums are considered by many to be the finest such instruments in the world.

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

        When impairment indicators are present, we evaluate the recoverability of our long-lived asset groups by comparing the estimated future cash flows expected to be generated by those assets to their carrying value. Should the assessment indicate an impairment, the affected assets are written down to fair value. Assets held-for-sale are included in prepaid expenses and other current assets and are recorded at the lower of cost or fair value less disposal costs. We had $0.9 million and $1.3 million of such assets, which are comprised of two facilities no longer in use, as of December 31, 2011 and 2010, respectively.

Goodwill, Trademarks, and Other Intangible Assets – Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. Goodwill and indefinite-lived trademarks are not amortized but are subject to impairment testing. We conduct an impairment test on July 31st each year, and also when events and circumstances indicate that the fair value of any of our reporting units may be below the unit's carrying value. We consider our band division, music education business, piano division, and our online music business to be separate reporting units for purpose of this analysis.

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

Advertising – Advertising costs are expensed as incurred. Advertising expense was $6.1 million for the year ended December 31, 2011, $5.2 million for the year ended December 31, 2010, and $5.1 million for the year ended December 31, 2009.

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

        We report income tax-related interest and penalties as a component of income tax expense. We file income tax returns at the U.S. federal, state, and local levels, as well as in several foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2008.

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

Stock-Based Compensation – We have an employee stock purchase plan ("Purchase Plan") and stock award plans ("Stock Plans"), which are described in Note 15.

        We measure the grant date fair value of equity awards given to employees in exchange for services and, with the exception of the vesting which was accelerated in 2011, recognize that cost over the period that such services are performed. The cost of share-based awards is recognized on a straight-line basis over each award's requisite service period. We estimate the fair value of our stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 15 for additional information regarding our stockholders' equity and stock arrangements.

Environmental Matters – Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. See Note 16 for additional information.

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

        Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee's annual earnings. The net cost of our pension and other postretirement benefit plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and current rate trends. A portion of these costs is not recognized in net earnings in the year incurred because it is allocated to product costs and reflected in inventory at the end of a reporting period.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, and certain changes in pension and other postretirement benefit liabilities, and is reported in the consolidated statements of stockholders' equity for all periods presented. The components of accumulated other comprehensive income (loss) are reported in Note 4.

Recent Accounting Pronouncements

        Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," become effective for us for fiscal years beginning after December 15, 2011. These amendments include a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures.

        In June 2011, ASC 220, "Comprehensive Income," was amended and will become effective for us for fiscal years beginning after December 15, 2011. These amendments will require us to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity will be eliminated. In addition, in December 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to Accounting Standards Update ("ASU") 2011-05 that defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 will be applied retrospectively, and is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

        In September 2011, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of goodwill impairment and will become effective for us for fiscal years beginning after December 15, 2011. The amended guidance allows us to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test.

        In December 2011, ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" was issued. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.

        We will comply with the requirements of these pronouncements when they become effective. None of these pronouncements are expected to have a material impact on our financial statements.

3.     Earnings per Common Share

        We compute earnings per share using the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflects the dilutive impact of shares subscribed under the Employee Stock Purchase Plan ("Purchase Plan") and effect of our outstanding options using the treasury stock method, except when such items would be antidilutive.

The following table presents the calculation of basic and diluted earnings per share:

For the years ended December 31,	2011	2010	2009
Numerator:
Net income	$1,630	$7,900	$5,336
Denominator:
Weighted-average common shares outstanding – basic	12,232,098	11,640,955	8,855,138
Dilutive effect of stock-based compensation plans	143,009	54,131	4,416

Weighted-average common shares outstanding – diluted	12,375,107	11,695,086	8,859,554

Net income per share – basic	$0.13	$0.68	$0.60
Net income per share – diluted	$0.13	$0.68	$0.60

        Antidilutive options not included in our diluted earnings per common share calculation totaled 372,000 as of December 31, 2011, 739,336 as of December 31, 2010, and 1,129,276 as of December 31, 2009.

4.     Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

	Foreign Currency Translation Adjustment	Pension & Other Post-Retirement Benefits	Tax Impact of Pension & Other Post-Retirement Benefits	Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2009	5,050	(29,985)	12,018	(12,917)
Activity	2,230	5,095	(2,259)	5,066

Balance, December 31, 2009	7,280	(24,890)	9,759	(7,851)
Activity	(3,540)	(2,600)	1,056	(5,084)

Balance, December 31, 2010	3,740	(27,490)	10,815	(12,935)
Activity	490	(11,382)	4,551	(6,341)

Balance, December 31, 2011	$4,230	$(38,872)	$15,366	$(19,276)

5.     Accounts, Notes and Other Receivables

        Accounts, notes and other receivables are recorded net of allowances for bad debts, discounts and returns. Generally, we reserve all receivables that are in excess of one year past due. We write off receivables in the event of customer bankruptcy, or at management's discretion when collectibility is no longer reasonably possible.

December 31,	2011	2010
Accounts receivable	$40,927	$41,236
Notes and other receivables	12,149	13,414

Accounts, notes and other receivables, gross	53,076	54,650
Allowance for doubtful accounts	(9,083)	(10,316)
Allowance for discounts and returns	(1,671)	(1,949)

Accounts, notes and other receivables, net	$42,322	$42,385

A summary of the activity in the allowance for doubtful accounts is as follows:

For the years ended December 31,	2011	2010	2009
Beginning balance	$10,316	$11,088	$12,546
(Recoveries) additions	(29)	(294)	1,161
Foreign currency translation adjustments	(3)	(10)	29
Deductions and other	(1,201)	(468)	(2,648)

Ending balance	$9,083	$10,316	$11,088

6.     Inventories

        Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of the net inventories held as of December 31, 2011 and 2010 is as follows:

December 31,	2011	2010
Raw materials	$18,242	$18,091
Work-in-process	33,377	34,493
Finished goods	80,782	91,916

	$132,401	$144,500

A summary of the activity in the inventory reserves is as follows:

For the years ended December 31,	2011	2010	2009
Beginning balance	$13,054	$12,186	$12,558
Additions charged to costs and expenses	1,824	3,007	2,194
Foreign currency translation adjustments	(11)	(57)	21
Deductions and reclassifications	(2,647)	(2,082)	(2,587)

Ending balance	$12,220	$13,054	$12,186

7.     Property, Plant and Equipment, Net

December 31,	2011	2010
Land	$19,001	$19,208
Buildings and improvements	73,265	72,552
Leasehold improvements	5,718	5,479
Machinery, equipment and tooling	61,614	61,535
Office furniture and fixtures	12,403	11,804
Concert and Artist and rental pianos	27,331	25,622
Construction-in-progress	2,956	1,187

	202,288	197,387
Less accumulated depreciation	(115,291)	(110,983)

	$86,997	$86,404

        Depreciation expense was $7.7 million in 2011, $8.3 million in 2010, and $9.1 million in 2009. We recorded impairment charges of $0.9 million related to buildings and $0.3 million related to machinery, equipment, and tooling at one of our band instrument manufacturing facilities in 2011. These charges are discussed more fully in Note 14.

8.     Goodwill, Trademarks, and Other Intangible Assets

The changes in the carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2010	$24,063	$–	$24,063
Acquisitions and purchase price adjustments	2,727	200	2,927
Foreign currency translation impact	(967)	–	(967)

Balance, December 31, 2010	25,823	200	26,023
Impairment charge	(2,727)	(200)	(2,927)
Foreign currency translation impact	(420)	–	(420)

Balance, December 31, 2011	$22,676	$–	$22,676

	Piano Segment	Band Segment	Total
Trademarks:
Balance, January 1, 2010	$9,460	$5,824	$15,284
Foreign currency translation impact	(303)	–	(303)

Balance, December 31, 2010	9,157	5,824	14,981
Impairment charge	(255)	(850)	(1,105)
Foreign currency translation impact	(133)	–	(133)

Balance, December 31, 2011	$8,769	$4,974	$13,743

        Our annual impairment testing date of July 31st was selected to coincide with the timing of our fall budgeting and planning process, which provides multi-year cash flow projections that we use to conduct our annual impairment testing. This date also enables us to have insight into the back-to-school selling season results for our band and music education businesses. The multi-year cash flow projections for our band and music education businesses determined during the fall planning and budgeting process reflected reductions in revenue growth assumptions and lower profit margins, both of which have a significant impact on our discounted cash flow models. Our revenue and gross profit assumptions were impacted in part by recent changes made to certain product lines, including the redesign of certain student woodwind instruments and the discontinuation of sourcing some components in favor of in-house manufacturing in order to ensure supply and quality. These changes have resulted in increased costs, which we expect to cause lower margins despite price increases which we implemented on July 1, 2011. As a result, we recorded a $0.9 million charge to trademarks. We also wrote off $0.2 million of goodwill associated with the band division's music education business. In connection with completing this impairment analysis for the band division's reporting units, we also evaluated the recoverability of its long-lived assets. The results of that analysis are discussed in Note 14.

        The multi-year cash flow forecast associated with our online music business also reflected deterioration in revenue and growth assumptions due to recent decreases in order volume and declining market trends in the compact disc industry. Music consumers are increasingly using other delivery methods such as digital downloading and streaming as preferred methods of obtaining music, both of which require additional investment. As a result, our future anticipated cash flows for this business were reduced and our associated goodwill and trademarks were determined to be impaired. Accordingly, we recorded a $2.7 million charge to goodwill and a $0.3 million charge to trademarks associated with our online music business during the period.

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

December 31,	2011	2010
Amortizing intangible assets:
Gross deferred financing costs	$3,932	$6,170
Accumulated amortization	(2,726)	(3,542)

Deferred financing costs, net	$1,206	$2,628

Gross non-compete agreements	$250	$250
Accumulated amortization	(181)	(131)

Non-compete agreements, net	$69	$119

Gross customer relationships	$762	$524
Accumulated amortization	(349)	(283)

Customer relationships, net	$413	$241

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,571)	(1,136)

Website and developed technology, net	$605	$1,040

Total other intangibles	$7,120	$9,120
Accumulated amortization	(4,827)	(5,092)

Other intangibles, net	$2,293	$4,028

        In 2011, we wrote off $1.0 million of deferred financing costs, primarily due to the redemption of $85.0 million of our 7.00% Senior Notes in May 2011. In 2010, deferred financing costs increased $1.1 million due to debt restructuring activities; primarily the renegotiation of our domestic credit agreement, which we entered into on October 5, 2010. Deferred financing costs were also impacted by our repurchases of $5.8 million of our Senior Notes in 2010. These transactions are discussed more fully in Note 13.

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

For the years ended December 31,	2011	2010	2009
Total amortization expense	$1,101	$1,226	$1,306

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

For the years ended December 31,	Amount
2012	$1,041
2013	693
2014	305
2015	220
2016	34

Total	$2,293

9.     Other Assets

December 31,	2011	2010
Notes receivable, net	$2,885	$3,005
Marketable securities	1,583	1,688
Deposits	6,632	6,140
Environmental escrow receivable	1,998	2,073
Benefits insurance	2,354	1,284
Other assets	2,978	1,954

Total	$18,430	$16,144

        Deposits include $4.0 million set aside for potential workers' compensation liabilities, $2.1 million for environmental remediation, and $0.4 million for collateral as of December 31, 2011. Deposits include $3.5 million set aside for potential workers' compensation liabilities, $2.1 million for environmental remediation, and $0.4 million for collateral as of December 31, 2010. The use of these funds is therefore restricted unless we replace the deposits with a letter of credit of a similar amount.

10.   Other Current Liabilities

December 31,	2011	2010
Accrued payroll and related benefits	$12,965	$11,428
Current portion of pension and other postretirement benefit liabilities	1,235	1,306
Accrued warranty expense	1,242	1,510
Accrued interest	1,608	3,549
Deferred income	8,971	9,652
Environmental liabilities	61	77
Income and other taxes payable	1,105	358
Other accrued expenses	11,436	11,301

Total	$38,623	$39,181

        Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally based on historical warranty costs as a percentage of sales and is adjusted periodically following an analysis of warranty activity.

A summary of the activity in accrued warranty expense is as follows:

For the years ended December 31,	2011	2010	2009
Accrued warranty expense:
Beginning balance	$1,510	$1,553	$1,451
Additions	1,123	894	945
Claims and reversals	(1,381)	(896)	(865)
Foreign currency translation	(10)	(41)	22

Ending balance	$1,242	$1,510	$1,553

11.   Other Expense (Income), Net

For the years ended December 31,	2011	2010	2009
West 57th Street building income	$(2,373)	$(4,930)	$(6,234)
West 57th Street building expense	6,963	6,786	4,553
Foreign exchange (gain) loss, net	(254)	(878)	758
Miscellaneous, net	(110)	(608)	(924)

Total	$4,226	$370	$(1,847)

        West 57th Street building income includes all rent and other income attributable to the property; West 57th Street building expense includes the land lease, real estate taxes, depreciation, and other building costs. Since we retain a portion of the leasable space for our own retail store use, we have allocated a ratable portion of the building cost to sales and marketing expenses.

12.   Income Taxes

The components of the income tax provision are as follows:

For the years ended December 31,	2011	2010	2009
U.S. federal:
Current	$862	$392	$—
Deferred	(4,863)	(11)	(1,333)
U.S. state and local:
Current	—	353	293
Deferred	(383)	(320)	(247)
Foreign:
Current	6,279	4,774	4,557
Deferred	59	(127)	(99)

Total	$1,954	$5,061	$3,171

The components of income (loss) before income taxes are as follows:

For the years ended December 31,	2011	2010	2009
U.S. operations	$(16,614)	$(1,549)	$(5,466)
Non-U.S. operations	20,198	14,510	13,973

Total	$3,584	$12,961	$8,507

Our income tax provision differed from that using the statutory U.S. federal rate of 35% as follows:

For the years ended December 31,	2011	2010	2009
Statutory federal rate applied to income before income taxes	$1,254	$4,536	$2,977
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit)(1)	(327)	(98)	451
State income taxes (net of federal benefit)	(230)	140	34
Permanent items	712	528	348
Impact of foreign tax credits(2)	348	(25)	(612)
Benefit of state net operating losses(3)	(3)	(219)	(146)
Uncertain tax positions	(102)	(34)	(75)
Other	302	233	194

Income tax provision	$1,954	$5,061	$3,171

(1)
Includes the impact of foreign taxes that differ from the U.S. federal statutory rate of 35% as well as foreign income also subject to U.S. tax, less the foreign tax credit allowed in the current year.

(2)
Represents the impact of foreign tax credits eligible to offset U.S. taxes. In 2011 we used $0.1 million of foreign tax credits and recorded a valuation allowance of $0.4 million related to foreign tax credits generated in 2008. In 2010, we utilized $2.9 million of foreign tax credits that were either fully or partially reserved and recorded a valuation allowance of $2.7 million relating to foreign tax credits generated in 2006, 2007, and 2008. No valuation allowance was recorded in 2009.

(3)
Represents the impact of state net operating losses fully reserved in a prior period which are available to offset current taxable income at the state level.

        At December 31, 2011, accumulated retained earnings of non-U.S. subsidiaries totaled $23.3 million. We provided $3.3 million in 2010 for U.S. income taxes for non-U.S. subsidiary earnings that were distributed to the U.S. parent company. No additional provision has been made for undistributed earnings of non-U.S. subsidiaries because our current intention is to reinvest the remaining earnings for the foreseeable future.

The components of net deferred taxes are as follows:

December 31,	2011	2010
Deferred tax assets:
Uniform capitalization and reserve adjustments to inventory	$6,373	$6,915
Allowance for doubtful accounts	2,321	2,602
Accrued expenses and other current assets and liabilities	8,228	8,238
Pension and other postretirement benefits within accumulated other comprehensive income (loss)	15,366	10,815
Net operating losses	3,749	3,049
Foreign tax credits	21,129	17,921
Other	392	444

Total deferred tax assets	57,558	49,984
Deferred tax liabilities:
Pension contributions	(3,036)	(2,723)
Property, plant and equipment	(13,642)	(14,530)
Intangibles	(2,299)	(4,524)

Total deferred tax liabilities	(18,977)	(21,777)
Net deferred tax assets before valuation allowances	38,581	28,207
Valuation allowances	(12,365)	(11,663)

Net deferred tax assets	$26,216	$16,544

        The valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The valuation allowances relate to foreign tax credits and state net operating loss carryforwards generated in excess of amounts we expect will more likely than not be utilized. Gross state tax net operating loss carryforwards totaled $71.6 million as of December 31, 2011 and expire in varying amounts from 2012 through 2031. Our foreign tax credit carryforwards expire in varying amounts from 2014 through 2021.

A summary of the activity in the foreign tax credit and net operating loss valuation allowances is as follows:

For the years ended December 31,	2011	2010	2009
Beginning balance	$11,663	$9,871	$11,561
Additions	932	3,985	392
Usage, expiration, and reversals	(160)	(1,995)	(2,072)
Foreign currency translation	(70)	(198)	(10)

Ending balance	$12,365	$11,663	$9,871

        Valuation allowances relating to the acquisition of Steinway totaled $2.2 million as of December 31, 2011 and $2.3 million as of December 31, 2010. The difference results primarily from exchange rate fluctuations.

Amounts recorded in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheet relating to uncertain tax positions as of December 31, 2011 and 2010 are as follows:

December 31,	2011	2010
Other current liabilities	$4	$4
Other non-current liabilities	157	310

Total	$161	$314

        The liability for uncertain tax positions decreased $0.2 million in 2011 primarily as a result of the expiration of statutes of limitations. Although we believe our tax estimates are appropriate, the expiration of any statutes of limitations, the final determination of any tax audits, or related litigation could result in changes to our estimates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance, January 1,	$1,339	$1,980
Gross increase – tax positions taken in a prior year	1	3
Gross decrease – tax positions taken in a prior year	(1)	(25)
Gross increase – tax positions taken in the current year	1	7
Payments	–	–
Lapse of statutes of limitations	(1,224)	(626)

Balance, December 31,	$116	$1,339

        With respect to uncertain tax positions, our accrual for payments of interest as of December 31, 2011 was nominal. We accrued $0.1 million for the payment of interest as of December 31, 2010. For the years ended December 31, 2011 and 2010, the net de-recognition of both interest expense and penalties related to uncertain tax positions was nominal.

        Currently, we do not believe that our tax reserves will change significantly during 2012. The total amount of unrecognized tax benefits which would affect our effective tax rate, if recognized, was nominal as of December 31, 2011 and $0.1 million as of December 31, 2010.

        We file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2008.

13.   Long-Term Debt

        Our Senior Notes bear interest at 7.00% and mature on March 1, 2014. On May 2, 2011 we redeemed $85.0 million of our 7.00% Senior Notes at 101.75% of principal plus accrued interest pursuant to a call we issued on April 1, 2011. We recorded a net loss on extinguishment of debt of $2.4 million during the second quarter of 2011. During the second quarter of 2010 we repurchased

$5.8 million of our Senior Notes at prices ranging from 95.00% to 98.00% of face value plus accrued interest, which resulted in a net gain of $0.1 million. Details of the extinguishment are as follows:

	2011	2010
Principal repurchased	$85,000	$5,820
Less:
Cash paid	(86,488)	(5,633)
Write-off of deferred financing costs	(706)	(64)
Write-off of bond discount	(228)	(19)

Net (loss) gain on extinguishment of debt	$(2,422)	$104

Our long-term debt consists of the following:

December 31,	2011	2010
Senior Notes	$67,506	$152,506
Unamortized bond discount	(139)	(458)
Overseas lines of credit	650	2,462

Total	68,017	154,510
Less current portion	650	2,462

Long-term debt	$67,367	$152,048

Scheduled payments as of December 31, 2011 are as follows:

Amount
2012	$650
2013	–
2014	67,506

Total	$68,156

        On October 5, 2010, we entered into a new domestic credit facility with a syndicate of lenders (the "Credit Facility"). The Credit Facility provides us with a potential borrowing capacity of $100.0 million in revolving credit loans and expires on October 5, 2015. It also provides for borrowings at either London Interbank Offering Rate ("LIBOR") plus a range from 1.75% to 2.25% or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon availability at the time of borrowing. Borrowings are collateralized by our domestic accounts receivable, inventory and certain fixed assets. We had nothing outstanding on this Credit facility as of December 31, 2011 and $80.3 million of availability net of borrowing restrictions.

        Our non-domestic credit facilities originating from two German banks provide for borrowings by foreign subsidiaries of up to €16.5 million ($21.4 million at the December 31, 2011 exchange rate), net of borrowing restrictions of €2.2 million ($2.8 million at the December 31, 2011 exchange rate) and are payable on December 31, 2013 or February 28, 2014. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the December 31, 2011 exchange rate) for use by our U.K. branch and ¥300 million ($3.9 million at the December 31, 2011 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.2 million at the December 31, 2011 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate ("EURIBOR") plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower's bank rating. The remaining demand borrowings bear interest at rates of LIBOR plus 0.8% for British pound loans, LIBOR plus 1.0% for U.S. dollar loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate ("TIBOR") plus 1.4% for Japanese yen loans. We had nothing outstanding as of December 31, 2011 on these credit facilities.

        Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.9 million at the December 31, 2011 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at December 31, 2011) and expires on June 30, 2012. As of December 31, 2011, we had $0.7 million outstanding on this revolving loan agreement.

        All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2011.

14.   Impairment and Facility Rationalization Charges – Band Segment

        As discussed in Note 8, our band division had an indicator of impairment when we conducted our annual impairment testing. As a result, we were required to conduct a detailed analysis of our long-lived assets to determine whether or not their recoverability was impaired. Recoverability of these assets is determined by comparing forecasted undiscounted net cash flows for the asset groups to their respective carrying values. Our woodwind manufacturing facility in Elkhart, Indiana produces primarily student instruments, which typically generate lower margins. Despite the implementation of price increases on July 1, the recent change from using certain sourced components to manufacturing these components in-house has resulted in anticipated reduction in future gross margins. We believe these margins would be insufficient to recover the book value of the property, plant, and equipment associated with that production. Accordingly, we recorded a $1.1 million impairment charge related to property, plant, and equipment as a component of operating expenses during the third quarter of 2011.

        During 2011, we determined that the book value of our former manufacturing facilities in Elkhorn and Kenosha, Wisconsin exceeded their fair value. Accordingly, we recorded a facility impairment charge of $0.2 million on the Elkhorn property and $0.1 million on the Kenosha property as a component of operating expenses. The Elkhorn facility has a remaining book value of less than $0.1 million, and the Kenosha property has a remaining book value of $0.9 million. These facilities are reported in other assets and are being held for sale.

        Our real estate and equipment assets were valued using either quoted prices for specific assets or management-estimated market prices for similar assets.

        During 2011, we reached an agreement with our union employees in LaGrange, Illinois to close our tuned percussion instrument manufacturing facility there. As a result, we recorded charges of $0.4 million in severance and related expenses during the first quarter of 2011 as a component of cost of goods sold. Our intention was to consolidate the production into our other percussion facility in Monroe, North Carolina. During the fourth quarter, we determined that the receiving facility was not currently a viable option to receive this production. Accordingly, we no longer expect to close our tuned percussion instrument manufacturing facility, have reversed the related expenses, and will commence negotiations with the union employees in LaGrange, Illinois in early 2012.

15.   Stockholders' Equity and Stock Arrangements

        Our common stock was previously comprised of two classes: Class A and Ordinary. With the exception of disparate voting power, both classes were substantially identical. Each share of Class A common stock entitled the holder to 98 votes. Holders of Ordinary common stock are entitled to one vote per share. On June 2, 2011 the owners of the Class A common stock sold all of their Class A shares to other shareholders. Once the Class A stock was no longer held by its original owners, it was converted into Ordinary common stock. This eliminated the 80% voting power previously held by the Class A common stock holders.

Stockholder Rights Plan – During the third quarter of 2011, we adopted a Stockholder Rights Plan under which stockholders will receive rights to purchase shares of a new series of preferred stock. The rights were distributed to all stockholders of record as of October 7, 2011. To effect the plan, the Board of Directors declared a dividend of one right on each outstanding share of the Company's common stock. The rights become exercisable if any person or group acquires 10% or more (or, in certain instances, 35% or more) of our common stock.

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

Employee Stock Purchase Plan – Under our 2006 Employee Stock Purchase Plan (the "Purchase Plan") substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee's annual base earnings. We reserved 400,000 shares for issuance under this plan and may grant options to purchase shares up to ten years from the plan's commencement on August 1, 2006. In 2007, we registered 400,000 shares for potential issuance under this plan. Shares issued under the Purchase Plan were 35,487 and 56,821 during 2011 and 2010, respectively.

Stock Plans – The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms. In 2007, we registered 1,000,000 shares for potential issuance under this plan. As of December 31, 2011, 171,950 shares have been issued under this plan and 597,100 stock options are outstanding.

        The 1996 Stock Plan, as amended, provided for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. This plan expired as of July 31, 2006 and 310,600 shares have gone unused as of December 31, 2011. However, this plan still has options outstanding. We reserved 721,750 treasury stock shares to issue under this plan. We reached our registered share limitation in early 2007, and have since issued 226,174 shares of treasury stock to cover options exercised, with 228,976 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings of $0.3 million and $0.1 million during the twelve months ended December 31, 2011 and 2010, respectively.

The compensation cost and the income tax benefit recognized for the Stock Plans and Purchase Plan are as follows:

For the years ended December 31,	2011	2010	2009
Compensation cost included in:
Basic and diluted income per share	$0.21	$0.10	$0.11
Stock-based compensation expense	3,632	1,447	1,207
Income tax benefit	1,029	265	203

        In connection with the sale of Class A common stock mentioned above, vesting of most of the unvested stock options under our Stock Plan was accelerated. Also, we granted 40,000 restricted shares with a fair value of $19.89 per share in early 2011. As a result of the sale of Class A common stock, the vesting of these shares was also accelerated. As a result of these accelerations, we incurred an incremental $2.0 million of stock-based compensation expense in 2011.

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

There were no options granted during the year ended December 31, 2011. Key assumptions used to apply this pricing model to the Stock Plan are as follows:

For the years ended December 31,	2010	2009
Risk free interest rate	2.31%	3.10%
Weighted average expected life (in years)	7.2	7.4
Expected volatility of underlying stock	33.8%	32.6%
Expected dividends	n/a	n/a

The weighted-average fair values of options granted under the Stock Plan are as follows:

For the years ended December 31,	2010	2009
Stock Plan	$7.93	$4.70

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,086,886	$20.60
Granted	–	–
Exercised	(234,200)	17.19
Forfeited	(26,610)	28.00

Outstanding at December 31, 2011	826,076	$21.33	5.3	$4,434

Exercisable at December 31, 2011	738,336	$21.92	5.1	$3,595

Vested or expected to vest at December 31, 2011	809,987	$21.33	5.3	$4,344

        The total intrinsic value of the options exercised during each of the years ended December 31, 2011 and 2010 was $2.1 million and less than $0.1 million, respectively. There were no options exercised during the year ended December 31, 2009.

        Cash received from option exercises under the Stock Plan for the year ended December 31, 2011 and 2010 was $4.0 million and $0.5 million, respectively.

        As of December 31, 2011, there was $0.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of approximately two years.

Key assumptions used to apply the Black-Scholes pricing model to the Purchase Plan are as follows:

For the years ended December 31,	2011	2010	2009
Risk-free interest rate	0.24%	0.40%	1.66%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0
Expected volatility of underlying stock	28.4%	28.0%	26.1%
Expected dividends	n/a	n/a	n/a

        The weighted-average fair value of the option feature in the Purchase Plan is as follows:

For the years ended December 31,	2011	2010	2009
Option feature in Purchase Plan	$5.63	$3.45	$5.44

The following table sets forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	15,709	$16.58
Shares subscribed	31,898	19.37
Exercised	(35,487)	16.58
Canceled, forfeited, or expired	(1,617)	18.92

Outstanding at December 31, 2011	10,503	$24.70	0.6	$5

        Cash received from share issuances under the Purchase Plan for the periods ended December 31, 2011 and 2010 was $0.6 million and $0.5 million, respectively.

16.   Commitments and Contingent Liabilities

Lease Commitments – We lease various facilities and equipment under non-cancelable operating lease arrangements. These leases expire at various times through 2022. Rent expense was $3.8 million for the year ended December 31, 2011 and $3.7 million for each of the years ended December 31, 2010 and 2009.

        In March 1999, we acquired the building on West 57th Street in New York City that includes the Steinway Hall retail store for approximately $30.8 million. We entered into a ninety-nine year land lease as part of the transaction. Annual rent payable under the land lease is $2.8 million through 2018. The rent will then be adjusted every twenty years thereafter to the greater of the existing rent or 4% of the fair market value of the land and building combined. Rent expense is being recognized on a straight-line basis over the initial twenty-year fixed rent period.

Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, and future rental income associated with our building on West 57th street, are as follows:

For the years ending December 31,	Lease Payments	Lease Income
2012	$3,325	$2,161
2013	2,293	2,173
2014	1,992	1,651
2015	1,568	1,649
2016	1,317	1,449
Thereafter	2,762	3,570

Total	$13,257	$12,653

We also lease pianos to institutions in the U.K. and operating lease income associated with this lease program is as follows:

For the years ending December 31,	Lease Income
2012	$457
2013	455
2014	451
2015	449
2016	449
Thereafter	2,387

Total	$4,648

Employment Agreements and Other Obligations – We maintain employment agreements with certain employees and consultants, including our Chief Executive Officer. Most of these agreements have one-year terms and contain automatic renewal provisions. Our obligation under these agreements at current compensation levels is approximately $3.2 million per year.

        Our former Chairman and former Chief Executive Officer, each of whom is a Director, have established a limited liability corporation to which we pay reimbursement of certain rent, overhead and travel-related expenses. These expenses totaled $0.4 million for each of the years ended December 31, 2011 and 2010, and $0.3 million for the year ended December 31, 2009. $0.1 million was included in accounts payable relating to these expenses as of December 31, 2011. Nothing was included in accounts payable related to these expenses at December 31, 2010.

Financing Obligations – Consistent with industry practice, we sell band instruments almost entirely on credit utilizing our receivable dating and notes receivable financing programs, which are offered only to qualified band instrument dealers. We established a program in 2009 to provide financing to certain domestic piano dealers. As of December 31, 2011 and 2010, the total financing available to these dealers was approximately $1.1 million. Beyond this program, we generally do not provide extended financing arrangements to our piano dealers. Typically, if financing is required by a dealer, we will facilitate arrangements through a third-party provider. We generally provide no guarantees with respect to these arrangements.

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

        We are continuing an existing environmental remediation plan at a facility we acquired in 2000. We expect to pay these costs, which approximate $0.5 million, over a 9-year period. We have accrued approximately $0.5 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.

A summary of expected payments associated with this project is as follows:

Environmental Payments
2012	$61
2013	61
2014	61
2015	61
2016	61
Thereafter	241

Total	$546

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.4 million. As part of this environmental remediation program, we are conducting a pilot study to determine whether or not an alternative method of remediation would be a feasible, more effective option than our existing remediation plan. Should the results of this pilot study, for which we have accrued $0.4 million as of December 31, 2011, indicate that the alternative remediation method is feasible, we would expect to incur an additional $1.0 – $1.5 million in implementation costs. However, we will not accrue these additional costs unless and until the alternative method is determined to be a feasible method which is acceptable to the environmental remediation compliance authority to which we report.

        Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in other assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $2.0 million as of December 31, 2011 and $2.1 million as of December 31, 2010. We reached an agreement with Grenadilla whereby current environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance.

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

17.   Retirement Plans

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

        The funded status of all of our pension and other postretirement benefit plans is measured as the difference between each plan's assets at fair value and the projected benefit obligation. We have recognized the aggregate of all underfunded plans in our pension and other postretirement benefit liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next twelve months, is reflected in other current liabilities. The balance of the liability is included in pension and other postretirement benefit liabilities. The measurement date for our pension and other postretirement plans is December 31.

        During 2011, a new collective bargaining agreement ("CBA") covering our hourly workers at our Eastlake, Ohio facility was ratified. The new agreement increased participants benefit rates and froze future benefit accruals. We remeasured our domestic plan's benefit obligation and assets as a result of the plan amendment. The benefit obligation and net periodic pension cost were measured using a discount rate of 5.06%, and plan assets were measured using an expected rate of return of 9.00%. Our long term pension liability increased by $11.6 million and our accumulated other comprehensive income increased by $6.5 million, net of tax. We also recognized a curtailment loss of $0.7 million, which represented the remaining unrecognized prior service cost for this group.

        On April 1, 2010, we amended our U.K. pension plan prospectively to both limit active participants' annual increases in pensionable salary and reduce the rate at which participants accrue final benefits. We remeasured the plan's benefit obligation, plan assets and net periodic pension cost as a result of the plan amendment. The benefit obligation and net periodic pension cost were measured using a discount rate of 5.50% and a compensation rate of 3.80%; plan assets were measured using an expected rate of return of 5.30%. The decrease in our long-term pension benefit obligation was more than offset by an increase in our actuarial loss due to the change in valuation assumptions when the plan was remeasured. The plan amendment resulted in a gross decrease in our pension benefit obligation of $0.6 million through recognition of a prior service credit, which will be amortized over a period of 12 years. On a net basis, our long term pension benefit obligation increased by less than $0.1 million and our accumulated other comprehensive loss decreased by $0.1 million, net of tax.

        During 2009, our CBA with the striking workers of the Elkhart, Indiana brass instrument manufacturing facility was terminated as the result of the union's decertification. The termination of the agreement triggered a remeasurement of both the benefit obligation and assets of the domestic plan. The benefit obligation and net periodic pension cost were measured using a discount rate of 6.19%, and plan assets were measured using an expected rate of return of 9.00%. As a result, our long term pension liability decreased by $3.3 million and our accumulated other comprehensive income increased by $2.0 million, net of tax. We also recognized a curtailment loss of $0.2 million, which represented the remaining unrecognized prior service cost for this group.

The following table sets forth the funded status and amounts recognized for our defined benefit pension plans:

	Domestic Plan		Foreign Plans
December 31,	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of year	$63,144	$58,487	$32,401	$32,541
Service cost	363	350	646	583
Interest cost	3,279	3,455	1,782	1,698
Plan participants' contributions	6	8	45	45
Amendments	103	–	–	(663)
Actuarial loss	7,095	6,233	668	1,467
Foreign currency exchange rate changes	–	–	(874)	(1,857)
Benefits paid	(3,688)	(3,511)	(1,605)	(1,413)
Settlements	–	(1,878)	–	–

Benefit obligation, end of year	70,302	63,144	33,063	32,401

Change in plan assets:
Fair value of plan assets, beginning of year	49,256	48,420	7,383	6,219
Actual return on plan assets	(2,089)	6,151	463	752
Employer contributions	2,643	66	2,002	1,985
Employee contributions	6	8	45	45
Foreign currency exchange rate changes	–	–	(54)	(205)
Benefits paid	(3,688)	(3,511)	(1,605)	(1,413)
Settlements	–	(1,878)	–	–

Fair value of plan assets, end of year	46,128	49,256	8,234	7,383

Funded status	$(24,174)	$(13,888)	$(24,829)	$(25,018)

Amounts recognized on the statement of financial position consist of:
Pension and other post retirement benefit liabilities	$(24,174)	$(13,888)	$(24,829)	$(25,018)

Net amount recognized	$(24,174)	$(13,888)	$(24,829)	$(25,018)

The weighted-average assumptions used to determine our benefit obligations are as follows:

	Domestic Plan		Foreign Plans
December 31,	2011	2010	2011	2010
Discount rate	4.97%	5.26%	4.97%	5.40%
Rate of compensation increase	n/a	n/a	2.60%	2.77%

The weighted-average assumptions used to determine our net periodic benefit cost are as follows:

	Domestic Plan			Foreign Plans
For the years ended December 31,	2011	2010	2009	2011	2010	2009
Discount rate	5.24%	5.95%	6.42%	5.40%	5.63%	6.32%
Expected return on assets	9.00%	9.00%	9.00%	5.30%	5.30%	6.00%
Rate of compensation increase	n/a	n/a	n/a	2.75%	2.58%	3.22%

        The fiscal 2011 weighted-average discount rate of 5.24% for the domestic pension plan represents a rate of 5.26% from January 1 to October 31 and, post plan remeasurement, a rate of 5.06% from November 1 to December 31.

        The fiscal 2010 weighted-average discount rate of 5.63% for the foreign plans includes a rate of 5.80% from January 1 to March 31 and, post plan remeasurement, a rate of 5.50% from April 1 to December 31 for our U.K. pension plan.

        The fiscal 2009 weighted-average discount rate of 6.42% for the domestic pension plan represents a rate of 6.54% from January 1 to July 31 and, post plan remeasurement, a rate of 6.19% from August 1 to December 31.

The components of net periodic pension expense for the years ended December 31 are as follows:

For the years ended December 31,	2011	2010	2009
Domestic Plan:
Service cost	$363	$350	$352
Interest cost	3,279	3,455	3,422
Expected return on plan assets	(4,319)	(4,194)	(3,613)
Amortization of prior service cost	94	113	167
Recognized actuarial loss	2,003	1,956	2,379
Curtailment loss	696	–	241

Net periodic pension cost	$2,116	$1,680	$2,948

Foreign Plans:
Service cost	$646	$583	$567
Interest cost	1,782	1,698	1,750
Expected return on plan assets	(420)	(346)	(293)
Amortization of prior service credit	(51)	(41)	–
Recognized actuarial loss	115	175	8

Net periodic pension cost	$2,072	$2,069	$2,032

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2012 are as follows:

	Domestic Plan	Foreign Plans
Net actuarial loss	$1,253	$48
Prior service cost (credit)	–	(51)

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 are as follows:

	Domestic Plan		Foreign Plans
December 31,	2011	2010	2011	2010
Net actuarial loss	$37,382	$25,883	$2,699	$2,301
Prior service cost (credit)	–	687	(575)	(629)
Income taxes	(14,953)	(10,628)	(667)	(488)

Total	$22,429	$15,942	$1,457	$1,184

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2011	2010
Projected benefit obligation	$103,366	$95,545
Accumulated benefit obligation	102,739	94,902
Fair value of plan assets	54,363	56,639

        The accumulated benefit obligation for our domestic pension plan was $70.3 million as of December 31, 2011 and $63.1 million as of December 31, 2010. The accumulated benefit obligation for our foreign pension plans was $32.4 million as of December 31, 2011 and $31.8 million as of December 31, 2010.

        Our domestic pension plan assets are held in a master trust and are overseen by our Investment Committee, which is comprised of a member of senior executive management, a director, and a former director with significant investment experience. The Investment Committee is assisted by a registered investment advisory firm.

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

        The investment policy asset allocation ranges for the plan, as set by the Investment Committee, for the years ended December 31, 2011 and December 31 2010, were as follows:

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

        For the periods ended December 31, 2011, 2010, and 2009 we used an assumed long-term rate of return on domestic plan assets of 9%. This rate is based on the long-term (20 years) rates of return for the assets held. Accordingly, we expect that the actual rate of return for any given year will differ from the assumed rate and, therefore, do not adjust this assumption based on such differences. Because our monitoring criteria creates a bias in favor of funds that out-perform their benchmarks, we limit the adjustment to our rate of return assumption to changes in the underlying long term rate of return for stocks generally.

        The domestic pension plan assets are stated at fair value. Investments in equity securities are valued at the last reported sales price. Investments in debt securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders.

        We purchased member interests in several limited liability corporations. These investments include floating and fixed rate debt instruments issued primarily in Europe, municipal bonds and short positions on U.S. Treasury Obligations, undervalued industrial commercial real estate, privately placed mezzanine transactions consisting of subordinated debt with equity features, and fully collateralized debt of energy companies.

        Our investment in European floating and fixed rate debt, which was redeemed in July 2011, was valued daily at a net asset value per membership unit by the custodian using primarily quotations supplied by a third-party loan pricing service or trades made in over the counter secondary markets. Our investments in municipal bonds and U.S. Treasury Obligations are valued monthly at a net asset value per membership unit by the custodian. Municipal bonds are valued using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, and bond or default risk spreads. U.S. Treasury Obligations are valued using quoted market prices. These investments can be redeemed at net asset value by providing written notice to the fund managers and are considered Level 2 investments.

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

        As of December 31, 2011, the domestic pension plan has a $2.4 million unfunded investment commitment to private equity partnerships described above.

The fair value of our domestic pension plan assets by asset category and by level (as described in Note 16) at December 31, 2011 and 2010 were as follows:

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$414			$414
Equity securities:
U.S. small-cap	1,318			1,318
U.S. large-cap	15,286			15,286
International large-cap	4,363			4,363
Emerging markets	2,834			2,834
Global natural resources	6,239			6,239
Debt securities:
Private equity – Municipal bonds(1)		3,081		3,081
Other types of investments:
Balance flex fund(2)	4,715			4,715
Global flex fund(3)	1,247			1,247
Private equity(4)			6,631	6,631

Total	$36,416	$3,081	$6,631	$46,128

(1)
Investment in municipal bonds and short positions on U.S Treasury Obligations through purchase of common shares of an exempted company incorporated under the laws of the Cayman Islands (the "Fund"). The Fund invests in securities traded primarily in the United States and generally seeks to hedge first order exposure (i.e. interest rates, credit risk, etc.) and invests in instruments where it believes there will be short-term reversion toward fair value.

(2)
Balance flex fund invests primarily in equity securities with the remainder in debt securities and cash and cash equivalents. A majority of the securities are invested in the U.S. markets. Management of the fund has the ability to invest up to 50% of the equity securities in foreign markets. As of December 31, 2011, the asset allocation of this fund consists of 58% equities, 30% cash, 5% bonds, and 7% other.

(3)
Global flex fund actively invests in U.S. and foreign equity securities, debt securities that are both investment grade and non-investment grade, and cash and cash equivalents. Management of the fund has virtually no investment limitations. As of December 31, 2011, the asset allocation of this fund consists of 78% equities, 8% cash and cash equivalents, and 14% other.

(4)
Investments in private equity are through partnership interests in limited liability corporations and consist of approximately 47% investments in mezzanine debt, 44% investments in collateralized debt of energy companies, and 9% investments in industrial commercial real estate.

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

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) is as follows:

	Insurance Contract	Private Equity	Total
Balance, January 1, 2010	$1,820	$3,195	$5,015
Actual return on plan assets:
Relating to assets still held	–	46	46
Related to assets sold during the period	8	–	8
Purchases, sales, and settlements	(1,828)	1,173	(655)

Balance, December 31, 2010	–	4,414	4,414
Actual return on plan assets:
Relating to assets still held	–	1,018	1,018
Related to assets sold during the period	–	–	–
Purchases, sales, and settlements	–	1,199	1,199

Balance, December 31, 2011	$–	$6,631	$6,631

        Domestic plan assets include 52,631 shares of the Company's Ordinary common stock, which was valued at $1.3 million as of December 31, 2011 and $1.0 million as of December 31, 2010. This represents approximately 3% of the total plan assets as of December 31, 2011 and approximately 2% as of December 31, 2010.

        We made contributions of $2.6 million and $0.1 million to our domestic pension plan in 2011 and 2010, respectively. Based on our current funded status, we plan on making estimated contributions of $4.5 million to our domestic plan in 2012 as required by federal laws and regulations. The domestic plan had invested a small portion of its assets in a group annuity contract. On January 31, 2010, we settled the portion of our domestic plan related to retired participants covered under this contract and this contract was terminated. The assets and benefit obligation associated with this contract are no longer our responsibility. The impact to our financial statements as a result of this settlement was not material.

        Our foreign pension plans in Germany and the U.K. are governed locally in accordance with specific jurisdictional requirements. Our German plans do not hold assets and pay participant benefits when due. Expected 2012 benefit payments under these plans are $1.2 million.

        Assets held in the U.K. plan are stated at fair value. These assets are the responsibility of local trustees, who consist of a local management member participant and a member nominated participant. The U.K. plan invests primarily in foreign corporate bonds and foreign equities that approximate the trustees' target allocation of 45% debt securities and 55% equity securities. Target allocations have been designed to cover the U.K. plan's future benefit obligation and are reviewed annually. Investment performance is monitored regularly to attain the funding goals.

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

Our U.K. plan only holds Level 2 assets. The fair values of our U.K. plan assets by asset category at December 31, 2011 and 2010 were as follows:

December 31,	2011	2010
Equity securities:
U.K. equity	3,299	3,341
European equity	214	239
U.S. equity	173	159
Pacific equity	124	140
Debt securities:
U.K. treasuries	4,424	3,504

Total	$8,234	$7,383

        We assumed long-term rates of return on the U.K. plan assets of 5.30%, 5.30%, and 6.00% for the periods ended December 31, 2011, 2010, and 2009, respectively. Contributions to this plan totaled $0.7 million in 2011 and $0.8 million in 2010. We anticipate contributing approximately $0.7 million to this plan in 2012.

The domestic and foreign pension plans expect to pay benefits in each year from 2012 through 2021 as follows:

	Domestic Plan	Foreign Plans
2012	$3,753	$1,430
2013	3,872	1,525
2014	3,977	1,674
2015	4,028	1,753
2016	4,149	1,807
2017 – 2021	22,544	9,932

Total	$42,323	$18,121

        We provide postretirement life insurance benefits to a limited number of certain eligible hourly retirees and their dependents. This plan and the activity contained therein are not material to the consolidated financial statements.

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net postretirement benefit cost in 2012 include prior service costs of $0.1 million.

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 are as follows:

December 31,	2011	2010
Net actuarial loss	$82	$78
Prior service credit	(716)	(830)
Income taxes	254	301

Total	$(380)	$(451)

        We sponsor several 401(k) retirement savings plans for eligible employees. By December 31, 2009 contributions by us to these plans, with one exception, were discretionary. Contributions are determined annually by the Board of Directors. Contributions to these plans were $0.7 million for the year ended December 31, 2011 and $0.3 million for the year ended December 31, 2010. No contributions were made to these plans for the year ended December 31, 2009. Non-discretionary contributions were less than $0.1 million for the years ended December 31, 2011 and 2010, and $0.1 million for the year ended December 31, 2009.

        We have a supplemental executive retirement plan ("SERP") for a select group of our executives who constitute a "top hat" group as defined by ERISA. Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a rabbi trust. The SERP assets are included in our financial statements within other assets (see Notes 9 and 19). We made no contribution to the SERP in 2011 or 2010 and do not anticipate making a contribution in 2012.

        We contribute to two multiemployer defined benefit pension plans under the terms of CBAs that cover certain domestic hourly employees. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in our consolidated financial statements. The risks of participating in these multiemployer plans are different from single- employer plans in the following aspects:

  a.
  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
  b.
  If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
  c.
  If we choose to stop participating in these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

        The activity in the Glass, Molders, Pottery Plastic & Allied Workers Pension Plan that covers hourly workers at our piano plate manufacturing facility in Springfield, Ohio is not material to the consolidated financial statements. Our participation in the United Furniture Worker's ("UFW") Pension Fund A that covers hourly workers of our piano manufacturing facility in New York, NY is outlined in the table below:

		Pension Protection Act Zone Status
					Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN / Pension Plan Number			Rehabiliation Plan
		2011	2010
UFW Pension Fund A	13-5511877-001	Red	Red	Implemented	12/31/2012

        The most recent Pension Protection Act zone status available in 2011 and 2010 is for the plan's year ended February 28, 2011 and 2010, respectively. The zone status is based on information we received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded. A rehabilitation plan was adopted by the plan's trustees effective March 2009. The rehabilitation plan is designed to improve the plan's funding status over time. This rehabilitation plan ceased all death benefits, lump sum payments and similar disbursements, reduced the benefit accruals to the lowest level allowed by law, and established two contribution schedules providing for higher contributions from participating employers. As part of our three year CBA with the union whose members belong to this plan, we adopted the preferred contribution schedule under which we increased our previous contributions by 5.5% for each of the three years covered by the new CBA.

	Contributions
Pension Fund				Surcharge Imposed	Exceeded More Than 5 Percent of Total Contributions
	2011	2010	2009
UFW Pension Fund A	$817	$746	$681	Yes	2011, 2010, and 2009

        If the hourly employees covered by this plan and our management agree to stop participating in the UFW Pension Fund A through the collective bargaining process, then our estimated withdrawal liability as determine by the plan's actuary would be $25.6 million. Our withdrawal liability is based on unfunded status of the plan as of February 28, 2011 and our contribution history. Based on a 7.0% withdrawal liability rate established by the plan and a 20-year limitation of payments, the present value of our liability or cash settlement is $15.4 million.

        While we currently believe it is unlikely we would choose to withdraw from this plan, should the rehabilitation effort not be successful or if other participating employers decide to leave the plan, our course of action may change in the future.

        At the date the financial statements were issued, Forms 5500 were not available for the plan year ended February 29, 2012.

18.   Foreign Currency Exchange Contracts

        One of our German divisions, whose functional currency is the euro, secures option and forward contracts for Japanese yen, British pounds, and U.S. dollars to mitigate cash flow exposure to currency fluctuations. Our band division, whose functional currency is the U.S. dollar, began securing options and forwards in 2008 for the same reason. At December 31, 2011, our divisions held forward contracts to sell £1.8 million and ¥791.0 million, and forward and option contracts to purchase $8.3 million. These instruments have various maturity dates through August 2014. At December 31, 2010, our divisions held forward contracts to sell £1.5 million and ¥606.0 million, and purchase $5.0 million. These instruments have various maturity dates through December 2012. At December 31, 2009, our divisions held option and forward contracts to sell £0.5 million and ¥240.0 million, and purchase $7.7 million. These instruments had various maturity dates through August 2011. Since we do not designate these instruments as hedges for accounting purposes, we carry these instruments at fair value and recognize the change in fair value in earnings. Net amounts recorded in earnings as a result of changes in fair value of these instruments were not material during the years ended December 31, 2011, 2010, or 2009.

19.   Fair Values of Financial Instruments

        Our financial instruments consist primarily of foreign currency contracts (see Note 18), marketable equity securities, and debt. Certain of these items are required to be recorded in the financial statements at fair value, while others are required to be recorded at historical cost.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity and anticipated realization dates.

	December 31, 2011	December 31, 2010
Financial assets:
Trading securities – Level 1	$1,682	$1,758
Foreign currency contracts – Level 2	598	216

	$2,280	$1,974

Financial liabilities:
Foreign currency contracts – Level 2	$1,114	$447

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

        Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 9 and 17). Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity. As of December 31, 2011, 2010 and 2009 we held only trading securities. The portion of trading gains and losses that relates to trading securities still held is as follows:

For the years ended December 31,	2011	2010	2009
(Loss) gain	$(5)	$206	$382

        We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost net carrying value and estimated fair value are as follows:

	December 31, 2011		December 31, 2010
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$68,017	$67,777	$154,510	$156,208

        The carrying values of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

        The following table presents information about our assets measured at fair value on a non-recurring basis as of and for the year ended December 31, 2011. These assets are all considered Level 3 assets and are as follows:

	December 31, 2011	Total Losses
Long-lived assets held and used	$1,380	$1,110	(1)
Trademarks	3,303	1,105	(2)
Goodwill	—	2,927	(3)
Long-lived assets held for sale	921	348	(4)
(1)
Long-lived assets held and used with a carrying amount of $2.6 million were written down to their fair value of $1.4 million, resulting in an impairment charge of $1.1 million, which was included in earnings during 2011. See Note 14 for additional information.

(2)
Trademarks with a carrying amount of $4.4 million were written down to their implied fair value of $3.3 million, resulting in an impairment charge of $1.1 million, which was included in earnings during 2011. See Note 8 for additional information.

(3)
Goodwill with a carrying amount of $2.9 million was written down to its implied fair value of zero, resulting in an impairment charge of $2.9 million, which was included in earnings during 2011. See Note 8 for additional information.

(4)
Long-lived assets held for sale with a fair value of $1.3 million as of December 31, 2010 were written down to $0.9 million, resulting in a facility impairment charge of $0.3 million, which was included in earnings during 2011. See Note 14 for additional information.

20.   Segment Information

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

	Piano Segment				Band & Orchestral Segment
								Other & Elim
	U.S.	Germany	Other	Total	U.S.	Other	Total		Consolidated
2011
Revenues from external customers	$98,182	$64,752	$52,607	$215,541	$126,303	$4,412	$130,715	$—	$346,256
Operating profit (loss)	2,384	13,651	6,124	22,159	632	407	1,039	(7,268)	15,930
Interest income	(72)	(42)	(119)	(233)	(1,076)	—	(1,076)	(30)	(1,339)
Interest expense	6,267	19	192	6,478	5,521	—	5,521	(4,962)	7,037
Depreciation and amortization	4,234	1,356	534	6,124	2,144	10	2,154	503	8,781
Income tax provision (benefit)	(7,286)	15,642	1,797	10,153	(2,212)	135	(2,077)	(6,122)	1,954
Net income (loss)	(609)	(2,139)	4,478	1,730	(1,524)	285	(1,239)	1,139	1,630
Capital expenditures	3,601	622	54	4,277	2,636	—	2,636	29	6,942
Property, plant and equipment	53,424	14,498	4,860	72,782	14,133	12	14,145	70	86,997
Total assets	140,851	77,636	37,524	256,011	224,752	5,610	230,362	(76,999)	409,374
2010
Revenues from external customers	$89,128	$54,106	$47,262	$190,496	$123,149	$4,476	$127,625	$–	$318,121
Operating profit (loss)	3,770	9,592	4,391	17,753	8,523	391	8,914	(3,854)	22,813
Interest income	(52)	(49)	(85)	(186)	(1,206)	–	(1,206)	(39)	(1,431)
Interest expense	7,419	10	190	7,619	6,590	–	6,590	(3,192)	11,017
Depreciation and amortization	4,268	1,570	751	6,589	2,343	9	2,352	609	9,550
Income tax provision (benefit)	53	4,708	1,292	6,053	(691)	119	(572)	(420)	5,061
Net income (loss)	(5,070)	4,996	3,100	3,026	4,508	295	4,803	71	7,900
Capital expenditures	1,366	1,158	111	2,635	1,088	–	1,088	9	3,732
Property, plant and equipment	51,777	15,480	4,445	71,702	14,620	22	14,642	60	86,404
Total assets	148,461	91,281	31,962	271,704	236,937	4,529	241,466	(28,076)	485,094
2009
Revenues from external customers	$80,167	$56,229	$43,603	$179,999	$121,503	$4,934	$126,437	$–	$306,436
Operating profit (loss)	(3,240)	9,792	4,257	10,809	5,538	506	6,044	(3,582)	13,271
Interest income	(40)	(89)	(89)	(218)	(1,577)	–	(1,577)	(35)	(1,830)
Interest expense	7,941	29	195	8,165	6,844	–	6,844	(3,134)	11,875
Depreciation and amortization	4,579	1,839	486	6,904	2,857	–	2,857	609	10,370
Income tax provision (benefit)	989	2,959	1,214	5,162	(407)	54	(353)	(1,638)	3,171
Net income (loss)	(9,990)	6,310	2,974	(706)	2,022	(988)	1,034	5,008	5,336
Capital expenditures	2,114	1,115	92	3,321	1,159	33	1,192	39	4,552
Property, plant and equipment	52,900	16,914	3,996	73,810	15,614	33	15,647	81	89,538
Total assets	137,234	99,718	29,953	266,905	225,526	5,450	230,976	(48,091)	449,790

21.   Quarterly Financial Data (Unaudited)

        In 2011, results for the second quarter were adversely impacted by $2.4 million in loss on extinguishment of debt and $2.7 million in incremental stock-based compensation charges. The third quarter of 2011 was unfavorably impacted by $5.1 million in impairment charges related to goodwill, trademark, and property, plant, and equipment assets.

The following is a summary of unaudited results of operations, in thousands except share and per share data.

For the year ended	December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,931	$88,941	$89,755	$94,629
Gross profit	22,397	26,475	25,972	30,304
Net income (loss)	505	(1,047)	(1,078)	3,250
Basic earnings (loss) per share	$0.04	$(0.09)	$(0.09)	$0.26
Diluted earnings (loss) per share	$0.04	$(0.09)	$(0.09)	$0.26
Weighted average shares:
Basic	12,087,950	12,144,563	12,334,155	12,361,722
Diluted	12,190,035	12,144,563	12,334,155	12,505,014

For the year ended	December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$68,543	$78,248	$83,261	$88,069
Gross profit	21,324	22,163	23,195	29,268
Net income	1,800	1,180	1,565	3,355
Basic earnings per share	$0.17	$0.10	$0.13	$0.28
Diluted earnings per share	$0.17	$0.10	$0.13	$0.28
Weighted average shares:
Basic	10,433,830	12,019,468	12,055,741	12,054,781
Diluted	10,482,704	12,098,725	12,098,871	12,106,742

22.   Subsequent Event

        On January 20, 2012, we reached an agreement in principle to sell our band division to an investor group led by two of our current directors. Our intent was to reach a definitive agreement within thirty to sixty days. As of the date of this report, the definitive agreement, which will include a "go-shop" provision under which the Special Committee of the Board of Directors will be permitted to solicit, receive, evaluate and enter into negotiations with respect to alternative proposals for a 60-day period commencing on the date of such agreement, is still in the process of being negotiated. No assurance can be made that a definitive agreement will be reached, or that shareholder approval of the agreement, if sought, would be obtained. If this sale of the band division were to be completed, it is possible that the disposal of approximately $125.0 million in band assets could result in a pre-tax loss in the range of $48.0 - $53.0 million.