Form 10-Q
period 2012-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2012-05-08
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Number of shares of Common Stock issued and outstanding as of May 4, 2012: 12,372,599

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                                                       FINANCIAL STATEMENTS

ITEM 1                                                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$77,953	$72,931
Cost of sales	54,806	50,534

Gross profit	23,147	22,397

Operating expenses:
Sales and marketing	11,985	10,181
General and administrative	8,961	8,383
Other operating expenses	38	161
Total operating expenses	20,984	18,725

Income from operations	2,163	3,672

Other expense, net	354	488
Interest income	(358)	(368)
Interest expense	1,208	2,724
Total non-operating expenses	1,204	2,844

Income before income taxes	959	828

Income tax provision	369	323

Net income	$590	$505

Earnings per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

Weighted average shares:
Basic	12,367,914	12,087,950
Diluted	12,505,869	12,190,035

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In Thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$590	$505
Other comprehensive income, net of tax:
Foreign currency translation adjustments	924	3,316
Total comprehensive income	$1,514	$3,821

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$43,668	$49,888
Accounts, notes, and other receivables, net of allowances of $8,234 and $10,754 in 2012 and 2011, respectively	42,491	42,322
Inventories	138,169	132,401
Prepaid expenses and other current assets	13,938	11,917
Deferred tax assets	12,142	12,093
Total current assets	$250,408	$248,621

Property, plant and equipment, net of accumulated depreciation of $115,225 and $115,291 in 2012 and 2011, respectively	88,455	86,997
Trademarks	13,866	13,743
Goodwill	23,067	22,676
Other intangibles, net	2,055	2,293
Other assets	17,479	18,430
Long-term deferred tax assets	16,684	16,614

Total assets	$412,014	$409,374

Liabilities and stockholders’ equity
Current liabilities:
Debt	$604	$650
Accounts payable	12,213	10,702
Other current liabilities	35,483	38,623
Total current liabilities	48,300	49,975

Long-term debt	70,383	67,367
Deferred tax liabilities	2,623	2,438
Pension and other postretirement benefit liabilities	48,367	48,468
Other non-current liabilities	8,003	8,533
Total liabilities	177,676	176,781

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	161,175	160,996
Retained earnings	136,101	135,522
Accumulated other comprehensive loss	(18,352)	(19,276)
Treasury stock, at cost	(44,600)	(44,663)
Total stockholders’ equity	234,338	232,593

Total liabilities and stockholders’ equity	$412,014	$409,374

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$590	$505
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,263	2,198
Stock-based compensation expense	111	406
Excess tax benefit from stock-based awards	(16)	(7)
Tax benefit from stock option exercises	18	7
Deferred tax benefit	(76)	(115)
Provision for (recovery of) doubtful accounts	688	(257)
Other	(199)	182
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(78)	686
Inventories	(6,204)	(7,238)
Prepaid expenses and other assets	(1,292)	(2,283)
Accounts payable	1,233	(1,046)
Other liabilities	(4,758)	(3,367)
Cash flows from operating activities	(7,720)	(10,329)

Cash flows from investing activities:
Capital expenditures	(1,906)	(1,170)
Payment for acquisition and contingent consideration for previous acquisition	—	(2,727)
Other	46	41
Cash flows from investing activities	(1,860)	(3,856)

Cash flows from financing activities:
Borrowings under lines of credit	3,000	669
Repayments under lines of credit	—	(668)
Proceeds from issuance of common stock	102	40
Excess tax benefit from stock-based awards	16	7
Cash flows from financing activities	3,118	48

Effect of foreign exchange rate changes on cash	242	1,395
Decrease in cash	(6,220)	(12,742)
Cash, beginning of period	49,888	119,811
Cash, end of period	$43,668	$107,069

Supplemental Cash Flow Information:
Interest paid	$2,364	$5,345
Income taxes paid	$2,988	$1,598

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Option and Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2012	$14	$160,996	$135,522	$(19,276)	$(44,663)	$232,593
Comprehensive income			590	924		1,514
Exercise of 7,200 options for shares of common stock	—	50	(11)		63	102
Tax benefit of options exercised		18				18
Stock-based compensation		111				111
Balance, March 31, 2012	$14	$161,175	$136,101	$(18,352)	$(44,600)	$234,338

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2012

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)                                 Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2011, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)                                 Summary of Significant Accounting Policies

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our accounting policies during 2012.

Recent Accounting Pronouncements — We adopted certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on our consolidated financial statements.

We adopted the amendments to ASC 220, “Comprehensive Income,” effective January 1, 2012. The amendments pertained to presentation and disclosure only and did not have a material impact on our consolidated financial statements.

We adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on our consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income:	$590	$505

Denominator:
Weighted-average common shares outstanding - basic	12,367,914	12,087,950
Dilutive effect of stock-based compensation plans	137,955	102,085
Weighted-average common shares outstanding - diluted	12,505,869	12,190,035

Net income per share - basic	$0.05	$0.04
Net income per share - diluted	$0.05	$0.04

We did not include 372,000 or 534,100 of the outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive.

(4)                                 Inventories

	March 31,	December 31,
	2012	2011
Raw materials	$18,234	$18,242
Work-in-process	33,713	33,377
Finished goods	86,222	80,782
Total inventory	$138,169	$132,401

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

Our annual impairment testing date of July 31st was selected to coincide with the timing of our fall budgeting and planning process, which provides multi-year cash flows that are used to conduct our annual impairment testing. No other events or circumstances occurred subsequent to our annual impairment test which would have indicated that our assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2012	$22,676	$—	$22,676
Foreign currency translation impact	391	—	391
Balance, March 31, 2012	$23,067	$—	$23,067

Trademarks:
Balance, January 1, 2012	$8,769	$4,974	$13,743
Foreign currency translation impact	123	—	123
Balance, March 31, 2012	$8,892	$4,974	$13,866

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

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	March 31, 2012	December 31, 2011
Gross deferred financing costs	$3,932	$3,932
Accumulated amortization	(2,827)	(2,726)
Deferred financing costs, net	$1,105	$1,206

Gross non-compete agreements	$250	$250
Accumulated amortization	(194)	(181)
Non-compete agreements, net	$56	$69

Gross customer relationships	$786	$762
Accumulated amortization	(388)	(349)
Customer relationships, net	$398	$413

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,680)	(1,571)
Website and developed technology, net	$496	$605

Total gross other intangibles	$7,144	$7,120
Accumulated amortization	(5,089)	(4,827)
Total other intangibles, net	$2,055	$2,293

The weighted-average amortization period for deferred financing costs is six years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. The remaining weighted-average amortization period for deferred financing costs is approximately three years and the remaining weighted-average amortization period for all other amortizable intangibles is approximately one year. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended March 31,
	2012	2011
Amortization expense	$262	$310

The following table shows the total estimated amortization expense for the remainder of 2012 and beyond:

Remainder of 2012	$783
2013	698
2014	310
2015	225
2016	37
Thereafter	2
Total	$2,055

(6)                                 Other Current Liabilities

Our other current liabilities consist of the following:

	March 31, 2012	December 31, 2011
Accrued payroll and related benefits	$14,085	$12,965
Current portion of pension and other postretirement benefit liabilities	1,250	1,235
Accrued warranty expense	1,408	1,242
Accrued interest	422	1,608
Deferred income	8,584	8,971
Environmental liabilities	49	61
Income and other taxes payable	420	1,105
Other accrued expenses	9,265	11,436
Total	$35,483	$38,623

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the three months ended March 31, 2012 and 2011, and the year ended December 31, 2011 is as follows:

	March 31, 2012	March 31, 2011	December 31, 2011
Beginning balance	$1,242	$1,510	$1,510
Additions	321	332	1,123
Claims and reversals	(177)	(484)	(1,381)
Foreign currency translation impact	22	44	(10)
Ending balance	$1,408	$1,402	$1,242

(7)                                 Debt

Our outstanding debt consists of the following:

	March 31, 2012	December 31, 2011
7.00% Senior Notes	$67,506	$67,506
Unamortized bond discount	(123)	(139)
Domestic line of credit	3,000	—
Overseas lines of credit	604	650
Total	70,987	68,017
Less: current portion	604	650
Long-term debt	$70,383	$67,367

Scheduled repayments of outstanding debt as of March 31, 2012 are as follows:

Remainder of 2012	$604
2013	—
2014	67,506
2015	3,000
Total	$71,110

(8)                                 Fair Values of Financial Instruments

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

We value our foreign currency contracts using internal and third-party models with observable inputs, including currency forward and spot prices, volatility factors, and net present value factors. Estimated fair value has been determined as the difference between the current forward or option rate and the contract rate, multiplied by the notional amount of the contract, or upon the estimated fair value of purchased option contracts.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity or anticipated realization dates.

	March 31, 2012	December 31, 2011
Financial assets:
Trading securities(1) - Level 1	$1,904	$1,682
Foreign currency contracts(2) - Level 2	371	598
	$2,275	$2,280

Financial liabilities:
Foreign currency contracts(2) - Level 2	$147	$1,114

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost, net carrying value, and estimated fair value are as follows:

	March 31, 2012		December 31, 2011
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$70,987	$71,153	$68,017	$67,777

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value. Certain assets, including long-lived assets held and used, trademarks associated with our online music business, and assets held for sale are measured at fair value on a non-recurring basis. There were no fair value measurement losses recognized for such assets in the first quarter of 2012.

(9)                                 Stockholders’ Equity and Stock-based Compensation Arrangements

Stockholder Rights Plan — We adopted a Stockholder Rights Plan under which stockholders of record as of October 7, 2011 received rights to purchase shares of a new series of preferred stock. To effect the plan, the Board of Directors declared a dividend of one right on each outstanding share of the Company’s common stock. The rights become exercisable if any person or group acquires 10% or more (or, in certain instances, 35% or more) of our common stock.

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

Employee Stock Purchase Plan — We have an employee stock purchase plan under which substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee’s annual base earnings. We have reserved 400,000 shares of common stock for issuance under this plan.

Stock Plans — The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms. Our restricted shares, if any, generally have three-year vesting terms.

Our 1996 Stock Plan has expired but still has vested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 228,874 shares of treasury stock to cover options exercised, with 226,276 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. The reduction to retained earnings associated with options exercised during the three months ended March 31, 2012 was less than $0.1 million. There was no reduction to retained earnings associated with options exercised during the three months ended March 31, 2011.

The compensation cost and the income tax benefit recognized for these plans are as follows:

	Three Months Ended March 31,
	2012	2011
Compensation cost included in:
Basic income per share	$0.01	$0.03
Diluted income per share	$0.01	$0.03
Stock-based compensation expense	111	406
Income tax benefit	26	82

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

There were no options granted during the three months ended March 31, 2012 or 2011. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	826,076	$21.33
Granted	—	—
Exercised	(7,200)	14.14
Forfeited	—	—
Outstanding, March 31, 2012	818,876	$21.40	5.0	$4,461

Exercisable, March 31, 2012	734,876	$22.04	4.7	$3,608

The total intrinsic value of the options exercised during the three month period ended March 31, 2012 was $0.1 million. The total intrinsic value of the options exercised during the three month period ended March 31, 2011 was nominal. As of March 31, 2012, there was $0.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of approximately two years. Cash received from option exercises under the Stock Plans for the three month periods ended March 31, 2012 and 2011 was $0.1 million and less than $0.1 million, respectively.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.2%	0.3%
Weighted-average expected life of option feature (in years)	1.0	1.0
Expected volatility of underlying stock	28.6%	28.3%
Expected dividends	n/a	n/a
Weighted-average fair value of option feature	$7.19	$4.81

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	10,503	$24.70
Shares subscribed	6,408	24.70
Exercised	—	—
Forfeited	(936)	24.70
Outstanding, March 31, 2012	15,975	$24.70	0.3	$12

(10)                          Other Expense, Net

	Three Months Ended March 31,
	2012	2011
West 57th Street building income	$(555)	$(665)
West 57th Street building expense	1,805	1,788
Foreign exchange gain, net	(619)	(661)
Miscellaneous, net	(277)	26
Other expense, net	$354	$488

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

(11)                          Commitments and Contingent Liabilities

We are involved in certain legal proceedings regarding environmental matters, which were previously disclosed in our 2011 Annual Report on Form 10-K. Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business. While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, results of operations or prospects.

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

On January 20, 2012, we reached an agreement in principle to sell our band division to an investor group led by two of our current directors. As of the date of this report, the definitive agreement is still in the process of being negotiated. No assurance can be made that a definitive agreement will be reached, or that shareholder approval of the agreement, if sought, would be obtained.  If this sale of the band division were to be completed, it is possible that the disposal of approximately $125.0 million in band assets could result in a pre-tax loss in the range of $48.0-$53.0 million.

(12)                          Retirement Plans

We have defined benefit pension plans covering many of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$4	$88	$113	$157
Interest cost	850	864	405	434
Expected return on plan assets	(1,046)	(1,049)	(118)	(105)
Amortization of prior service cost (credit)	—	28	(13)	(13)
Amortization of net loss	313	489	12	29
Net periodic pension cost	$121	$420	$399	$502

Based on our domestic plan’s current funded status, we anticipate making contributions of $4.5 million to our domestic plan in 2012 as required by federal laws and regulations. As of March 31, 2012, we have made contributions of $0.9 million to this plan. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of March 31, 2012, we have made contributions of $0.2 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2012 benefit payments under these plans are $1.2 million, of which $0.3 million was paid through March 31, 2012.

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

The following tables present information about our operating segments for the three months ended March 31, 2012 and 2011:

Three Months Ended 2012	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$20,412	$12,591	$11,140	$44,143	$32,898	$912	$33,810	$—	$77,953
Income (loss) from operations	(273)	1,877	1,394	2,998	1,063	70	1,133	(1,968)	2,163

Three Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$20,350	$11,626	$11,613	$43,589	$28,267	$1,075	$29,342	$—	$72,931
Income (loss) from operations	709	1,395	1,428	3,532	931	94	1,025	(885)	3,672

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Tabular Amounts in Thousands Except Percentages, Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high quality musical instruments. Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Germany. We also offer Steinway upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names. We are also an online retailer of classical music recordings. Through our band division, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig. We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools. Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies and estimates based on the definition above.

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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; reductions in school budgets; increased competition; ability of dealers to obtain financing; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new products, ability of suppliers to meet demand; concentration of credit risk; ability to maximize return on NY real estate; and fluctuations in effective tax rates resulting from shifts in sources of income. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,				Change
	2012		2011		$	%
Net sales
Band	$33,810		$29,342		4,468	15.2
Piano	44,143		43,589		554	1.3
Total sales	77,953		72,931		5,022	6.9

Cost of sales
Band	25,854		22,174		3,680	16.6
Piano	28,952		28,360		592	2.1
Total cost of sales	54,806		50,534		4,272	8.5

Gross profit
Band	7,956	23.5%	7,168	24.4%	788	11.0
Piano	15,191	34.4%	15,229	34.9%	(38)	(0.2)
Total gross profit	23,147		22,397		750	3.3
	29.7%		30.7%

Operating expenses	20,984		18,725		2,259	12.1
Income from operations	2,163		3,672		(1,509)	(41.1)

Other expense, net	354		488		(134)	(27.5)
Net interest expense	850		2,356		(1,506)	(63.9)
Non-operating expenses	1,204		2,844		(1,640)	(57.7)

Income before income taxes	959		828		131	15.8

Income tax provision	369	38.5%	323	39.0%	46	14.2

Net income	$590		$505		85	16.8

Overview — Piano division revenues improved primarily as a result of increased shipments of Steinway grand units in Europe. Band division revenues increased significantly due to strong demand for certain brass products as well as student clarinets. Band division gross margins deteriorated due to higher material, overhead, and sourced-product costs.

Net Sales — Revenue generated by our Americas region of $20.4 million was consistent with the year-ago period. Retail sales made by our Chicago stores, which were acquired in mid-2011, offset the impact of a 6% decrease in Steinway grand unit shipments and a 12% decrease in Boston and Essex unit shipments. Sales in Europe were $1.3 million greater than the year-ago period due to a 28% increase in Steinway grand unit shipments and a 14% increase in Boston and Essex unit shipments primarily as a result of strong wholesale demand. These improvements more than offset the 15% decrease in Steinway grand unit shipments and the 9% decrease in Boston and Essex unit shipments in the Asia-Pacific region, which caused a $0.8 million decrease in revenue generated in this region.

Band division revenue increased $4.5 million during the period. An overall unit shipment increase of 4%, price increases implemented mid-2011, and a shift in mix to step-up and professional instruments resulted in a significant improvement. This shift was due, in part, to the residual demand for certain brass instrument products which had limited availability when our Eastlake, Ohio brass instrument manufacturing facility was on strike in 2011.

Gross Profit — Gross profit was $0.8 million higher due to better sales at both divisions. Margins generated by the Americas decreased from 33.5% to 31.7%. Although retail sales, which typically generate higher margins, were $0.8 million higher than the year-ago period, the increase was offset by a shift in mix to smaller, lower margin Steinway grand models. Gross margins on sales in the Europe and Asia-Pacific regions were consistent with the year-ago period at 41.8% and 29.6%, respectively.

Gross margin generated by the band division dropped from 24.4% to 23.5% in the current period. Although we did not have $0.4 million of severance charges as in the year-ago period, materials, overhead, and sourced-product cost increases more than offset the benefit of price increases implemented mid-2011, resulting in a lower margin.

Operating Expenses — Operating expenses increased $2.3 million during the period. Sales and marketing costs increased $1.8 million due to an increase in bad debt expense of $0.9 million as well as $0.6 million in incremental retail costs associated with our new locations. General and administrative costs increased $0.6 million due to legal and consulting costs related to activities undertaken by our Board of Directors in pursuit of strategic alternatives.

Non-operating Expenses — Non-operating expenses were $1.6 million less, most of which is lower interest expense resulting from the extinguishment of $85.0 million of our 7.00% Senior Notes in May 2011. Net incremental expense associated with our West 57th Street building of $0.1 million was offset by appreciation on our Supplemental Executive Retirement Plan assets. We expect to continue to incur temporary losses on our West 57th Street building in the near term due to low occupancy rates.

Income Taxes — We recorded income tax expense of $0.4 million, reflecting our anticipated annual effective income tax rate of 36.6% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 38.5% for the period. The rate of 39.0% in the year-ago period reflected an anticipated annual effective income tax rate of 38.3% as well as uncertain tax positions and discrete items.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2012 and 2011 are summarized as follows:

	2012	2011	Change
Net income:	$590	$505	$85
Changes in operating assets and liabilities	(11,099)	(13,248)	2,149
Other adjustments to reconcile net income to cash from operating activities	2,789	2,414	375
Cash flows from operating activities	(7,720)	(10,329)	2,609

Cash flows from investing activities	(1,860)	(3,856)	1,996

Cash flows from financing activities	3,118	48	3,070

Cash used by operating activities decreased $2.6 million from the year-ago period. Cash used by accounts receivable increased $0.8 million, primarily as a result of increased sales and receivables at our band division. Cash used for inventory was $1.0 million lower since shipments outpaced inventory production at our band division. We used $1.0 million less for prepaids and other assets due to lower prepaid expense activity. Lastly, we used $0.9 million less for accounts payable and accrued liabilities due to the timing of payments.

Cash used for investing activities were $2.0 lower than the year-ago period. Although we used an additional $0.7 million for capital projects, in the year-ago period we paid $2.7 million in contingent consideration for the acquisition of our online music business. In 2012, we expect capital expenditures for the full year to be in the range of $6.0 to $8.0 million.

Cash provided by financing activities increased $3.1 million due to borrowings on our domestic line of credit of $3.0 million. Proceeds from the sale of stock also contributed to financing cash flows.

Borrowing Activities and Availability — We have a domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment. As of March 31, 2012 we had $3.0 million outstanding on this Credit Facility and $81.5 million of availability, net of borrowing restrictions.

Our non-domestic credit facilities originating from two German banks provide for borrowings by foreign subsidiaries of up to €15.3 million ($20.3 million at the March 31, 2012 exchange rate), net of borrowing restrictions of €0.1 million ($0.2 million at the March 31, 2012 exchange rate) and are payable on December 31, 2013 or February 28, 2014. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the March 31, 2012 exchange rate) for use by our U.K. branch and ¥300 million ($3.6 million at the March 31, 2012 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.3 million at the March 31, 2012 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at rates of the Bank of England base rate plus 4.75% for British pound loans, a base rate contingent upon currency borrowed plus 1.0% for loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% for Japanese yen loans. We had nothing outstanding as of March 31, 2012 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.6 million at the March 31, 2012 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at March 31, 2012) and expires on June 30, 2012. As of March 31, 2012 we had $0.6 million outstanding on this revolving loan agreement.

At March 31, 2012, our total outstanding indebtedness amounted to $71.1 million, consisting of $67.5 million of our 7.00% Senior Notes due March 1, 2014, $3.0 million outstanding on our Credit Facility, and $0.6 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase 7.00% Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of March 31, 2012 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our Ordinary common stock. Our intent and ability to repurchase additional Ordinary common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our Ordinary common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We did not make any repurchases during the three months ended March 31, 2012.

We experience long production and inventory turnover cycles, which we constantly monitor since fluctuations in demand can have a significant impact on these cycles. In normal economic conditions, we are able to effectively utilize cash flow from operations to fund our debt and capital requirements and pay off borrowings on our domestic line of credit. We intend to manage accounts receivable and credit risk, and control inventory levels by monitoring purchases and production schedules. Our intention is to manage cash outflow and maintain sufficient operating cash on hand to meet short-term requirements. We indefinitely reinvest earnings of our foreign operations. This indefinite reinvestment does not have a material impact on our liquidity. Should we no longer indefinitely reinvest these earnings, we would be required to accrue and pay U.S. taxes associated with these earnings. However, we do not currently intend or foresee a need to repatriate these earnings. We believe that domestic cash flows from operations coupled with our domestic borrowing availability is sufficient to fund domestic operating activity for the next twelve months. Similarly, cash flows from overseas operations coupled with our overseas borrowing availability is sufficient to fund overseas operating activity for the next twelve months.

On January 20, 2012, we reached an agreement in principle to sell our band division to an investor group led by two of our current directors. As of the date of this report, the definitive agreement is still in the process of being negotiated. No assurance can be made that a definitive agreement will be reached, or that shareholder approval of the agreement, if sought, would be obtained.  If this sale of the band division were to be completed, it is possible that the disposal of approximately $125.0 million in band assets could result in a pre-tax loss in the range of $48.0-$53.0 million.

Other than those described above, we do not have any current plans or intentions that will have a material impact on our liquidity in 2012, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund regular capital requirements and satisfy our working capital and general corporate needs for the next twelve months.

Contractual Obligations - The following table provides a summary of our contractual obligations at March 31, 2012.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$80,383	$5,395	$71,958	$3,030	$—
Capital leases	8	3	5	—	—
Operating leases(2)	253,848	6,173	10,170	8,885	228,620
Purchase obligations(3)	27,390	27,361	29	—	—
Other long-term liabilities(4)	58,801	6,776	3,721	3,717	44,587
Total	$420,430	$45,708	$85,883	$15,632	$273,207

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable March 31, 2012 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Activities and Availability” section of “Liquidity and Capital Resources.”

(2)

Approximately $239.9 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty-five years remaining. The rest is attributable to the leasing of other facilities and equipment.

(3)	Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and service agreements.

(4)

Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 12 in the Notes to Condensed Consolidated Financial Statements included within this filing and obligations under employee and consultant agreements. We have not included $0.2 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

We adopted certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on our consolidated financial statements.

We adopted the amendments to ASC 220, “Comprehensive Income,” effective January 1, 2012. The amendments pertained to presentation and disclosure only and did not have a material impact on our consolidated financial statements.

We adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on our consolidated financial statements.

ITEM 3                                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts. They are not designated as hedges for accounting purposes. These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our revolving loans bear interest at rates that fluctuate with changes in the Prime Rate, Federal Funds Rate, LIBOR, TIBOR, EURIBOR, the Bank of England Rate, and other base rates. As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The majority of our long-term debt is at a fixed interest rate. Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates. However, the fair value of our fixed interest debt would be sensitive to market rate changes. Such fair value changes may affect our decision whether to retain, replace, or retire this debt.

ITEM 4                                                        CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: May 8, 2012