Form 10-Q
period 2012-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2012-08-07
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 South Street, Suite 305
Waltham, Massachusetts	02453
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of Common Stock issued and outstanding as of August 1, 2012:  12,421,869

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I	FINANCIAL STATEMENTS

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$85,704	$88,941	$163,657	$161,872
Cost of sales	58,339	62,466	113,145	113,000

Gross profit	27,365	26,475	50,512	48,872

Operating expenses:
Sales and marketing	11,072	11,600	23,057	21,781
General and administrative	10,144	11,669	19,105	20,052
Other operating expenses	178	291	216	452
Total operating expenses	21,394	23,560	42,378	42,285

Income from operations	5,971	2,915	8,134	6,587

Other expense, net	1,277	758	1,631	1,246
Net loss on extinguishment of debt	—	2,422	—	2,422
Interest income	(276)	(320)	(634)	(688)
Interest expense	1,218	1,804	2,426	4,528
Total non-operating expenses	2,219	4,664	3,423	7,508

Income (loss) before income taxes	3,752	(1,749)	4,711	(921)

Income tax provision (benefit)	1,355	(702)	1,724	(379)

Net income (loss)	$2,397	$(1,047)	$2,987	$(542)

Earnings (loss) per share:
Basic	$0.19	$(0.09)	$0.24	$(0.04)
Diluted	$0.19	$(0.09)	$0.24	$(0.04)

Weighted average shares:
Basic	12,378,371	12,144,563	12,373,143	12,116,257
Diluted	12,506,701	12,144,563	12,507,559	12,116,257

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$2,397	$(1,047)	$2,987	$(542)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,976)	1,707	(1,052)	5,023
Total comprehensive income	$421	$660	$1,935	$4,481

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$40,461	$49,888
Accounts, notes, and other receivables, net of allowances of $8,834 and $10,754 in 2012 and 2011, respectively	47,392	42,322
Inventories	137,210	132,401
Prepaid expenses and other current assets	12,803	11,917
Deferred tax assets	12,097	12,093
Total current assets	$249,963	$248,621

Property, plant and equipment, net of accumulated depreciation of $114,939 and $115,291 in 2012 and 2011, respectively	88,743	86,997
Trademarks	13,648	13,743
Goodwill	22,370	22,676
Other intangibles, net	1,803	2,293
Other assets	17,411	18,430
Long-term deferred tax assets	16,622	16,614

Total assets	$410,560	$409,374

Liabilities and stockholders’ equity
Current liabilities:
Debt	$626	$650
Accounts payable	12,775	10,702
Other current liabilities	34,384	38,623
Total current liabilities	47,785	49,975

Long-term debt	70,899	67,367
Deferred tax liabilities	2,293	2,438
Pension and other postretirement benefit liabilities	46,401	48,468
Other non-current liabilities	8,127	8,533
Total liabilities	175,505	176,781

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	161,471	160,996
Retained earnings	138,498	135,522
Accumulated other comprehensive loss	(20,328)	(19,276)
Treasury stock, at cost	(44,600)	(44,663)
Total stockholders’ equity	235,055	232,593

Total liabilities and stockholders’ equity	$410,560	$409,374

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,987	$(542)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,466	4,370
Net loss on extinguishment of debt	—	2,422
Impairment charges	166	219
Stock-based compensation expense	211	3,401
Excess tax benefit from stock-based awards	(16)	(195)
Tax benefit from stock option exercises	18	254
Deferred tax benefit	(111)	(587)
Provision for (recovery of) doubtful accounts	915	(80)
Other	(100)	618
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(5,313)	(5,217)
Inventories	(8,204)	(4,088)
Prepaid expenses and other assets	(489)	(4,774)
Accounts payable	1,723	196
Other liabilities	(5,905)	(4,014)
Cash flows from operating activities	(9,652)	(8,017)

Cash flows from investing activities:
Capital expenditures	(3,431)	(2,668)
Payment for acquisition and contingent consideration for previous acquisition	—	(3,289)
Other	78	(6)
Cash flows from investing activities	(3,353)	(5,963)

Cash flows from financing activities:
Borrowings under lines of credit	4,500	12,750
Repayments under lines of credit	(1,000)	(1,982)
Repayments of long-term debt, net of premium	—	(86,488)
Proceeds from issuance of common stock	298	1,642
Excess tax benefit from stock-based awards	16	195
Cash flows from financing activities	3,814	(73,883)

Effect of foreign exchange rate changes on cash	(236)	2,203
Decrease in cash	(9,427)	(85,660)
Cash, beginning of period	49,888	119,811
Cash, end of period	$40,461	$34,151

Supplemental Cash Flow Information:
Interest paid	$2,427	$6,400
Income taxes paid	$4,626	$3,275

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Option Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2012	$14	$160,996	$135,522	$(19,276)	$(44,663)	$232,593
Comprehensive income (loss)			2,987	(1,052)		1,935
Exercise of 17,205 options for shares of common stock	—	246	(11)		63	298
Tax benefit of options exercised		18				18
Stock-based compensation		211				211
Balance, June 30, 2012	$14	$161,471	$138,498	$(20,328)	$(44,600)	$235,055

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2012

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2011, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

Recent Accounting Pronouncements — We adopted certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on our condensed consolidated financial statements.

We adopted the amendments to ASC 220, “Comprehensive Income,” effective January 1, 2012. The amendments pertained to presentation and disclosure only and did not have a material impact on our condensed consolidated financial statements.

We adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on our condensed consolidated financial statements.

In July 2012, the Financial Accounting Standards Board amended ASC 350 to provide the option to do an initial qualitative assessment of relevant events and circumstances prior to calculating the fair value of an indefinite-lived intangible asset. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will comply with the requirements of this pronouncement when it becomes effective. This pronouncement is not expected to have a material impact on our consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss):	$2,397	$(1,047)	$2,987	$(542)

Denominator:
Weighted-average common shares outstanding - basic	12,378,371	12,144,563	12,373,143	12,116,257
Dilutive effect of stock-based compensation plans	128,330	—	134,416	—
Weighted-average common shares outstanding - diluted	12,506,701	12,144,563	12,507,559	12,116,257

Net income (loss) per share - basic	$0.19	$(0.09)	$0.24	$(0.04)
Net income (loss) per share - diluted	$0.19	$(0.09)	$0.24	$(0.04)

We did not include 372,000 of the outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and six months ended June 30, 2012 because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive. Since we incurred a loss for the three and six month periods ended June 30, 2011, we did not include any of the 964,238 options to purchase shares of common stock or the right to purchase 31,847 shares under our employee stock purchase plan in the computation of earnings per share because their impact would have been antidilutive.

(4)           Inventories

	June 30,	December 31,
	2012	2011
Raw materials	$17,715	$18,242
Work-in-process	32,867	33,377
Finished goods	86,628	80,782
Total inventory	$137,210	$132,401

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

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2012	$22,676	$—	$22,676
Foreign currency translation impact	(306)	—	(306)
Balance, June 30, 2012	$22,370	$—	$22,370

Trademarks:
Balance, January 1, 2012	$8,769	$4,974	$13,743
Foreign currency translation impact	(95)	—	(95)
Balance, June 30, 2012	$8,674	$4,974	$13,648

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

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	June 30, 2012	December 31, 2011
Gross deferred financing costs	$3,932	$3,932
Accumulated amortization	(2,928)	(2,726)
Deferred financing costs, net	$1,004	$1,206

Gross non-compete agreements	$250	$250
Accumulated amortization	(206)	(181)
Non-compete agreements, net	$44	$69

Gross customer relationships	$795	$762
Accumulated amortization	(427)	(349)
Customer relationships, net	$368	$413

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,789)	(1,571)
Website and developed technology, net	$387	$605

Total gross other intangibles	$7,153	$7,120
Accumulated amortization	(5,350)	(4,827)
Total other intangibles, net	$1,803	$2,293

The weighted-average amortization period for deferred financing costs is six years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. The remaining weighted-average amortization period for deferred financing costs is approximately two years and the remaining weighted-average amortization period for all other amortizable intangibles is approximately one year. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense	$261	$267	$523	$577

The following table shows the total estimated amortization expense for the remainder of 2012 and beyond:

Remainder of 2012	$523
2013	699
2014	312
2015	227
2016	39
Thereafter	3
$1,803

(6)           Other Current Liabilities

Our other current liabilities consist of the following:

	June 30, 2012	December 31, 2011
Accrued payroll and related benefits	$13,587	$12,965
Current portion of pension and other postretirement benefit liabilities	1,168	1,235
Accrued warranty expense	1,444	1,242
Accrued interest	1,576	1,608
Deferred income	9,257	8,971
Environmental liabilities	54	61
Income and other taxes payable	566	1,105
Other accrued expenses	6,732	11,436
Total	$34,384	$38,623

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the six months ended June 30, 2012 and 2011, and the year ended December 31, 2011 is as follows:

	June 30, 2012	June 30, 2011	December 31, 2011
Beginning balance	$1,242	$1,510	$1,510
Additions	698	790	1,123
Claims and reversals	(481)	(913)	(1,381)
Foreign currency translation impact	(15)	56	(10)
Ending balance	$1,444	$1,443	$1,242

(7)           Debt

Our outstanding debt consists of the following:

	June 30, 2012	December 31, 2011
7.00% Senior Notes	$67,506	$67,506
Unamortized bond discount	(107)	(139)
Domestic line of credit	3,500	—
Overseas lines of credit	626	650
Total	71,525	68,017
Less: current portion	626	650
Long-term debt	$70,899	$67,367

Scheduled repayments of outstanding debt as of June 30, 2012 are as follows:

Remainder of 2012	$626
2013	—
2014	67,506
2015	3,500
Total	$71,632

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity or anticipated realization dates.

	June 30, 2012	December 31, 2011
Financial assets:
Trading securities(1) - Level 1	$1,831	$1,682
Foreign currency contracts(2) - Level 2	739	598
	$2,570	$2,280

Financial liabilities:
Foreign currency contracts(2) - Level 2	$809	$1,114

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost, net carrying value, and estimated fair value are as follows:

	June 30, 2012		December 31, 2011
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$71,525	$71,598	$68,017	$67,777

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value. Certain assets, including long-lived assets held and used, trademarks associated with our online music business, and assets held for sale are measured at fair value on a non-recurring basis. We recognized a fair value measurement loss of $0.2 million on an asset held for sale. This asset was written down to $0.7 million, which is based on the offer price we received from a potential buyer to purchase this property.

(9)                                 Stockholders’ Equity and Stock-based Compensation Arrangements

Stockholder Rights Plan — We adopted a Stockholder Rights Plan under which stockholders of record as of October 7, 2011 received rights to purchase shares of a new series of preferred stock. To effect the plan, the Board of Directors declared a dividend of one right on each outstanding share of the Company’s common stock. The rights become exercisable if any person or group acquires 10% or more (or, in one instance, 35% or more) of our common stock.

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

Our 1996 Stock Plan has expired but still has vested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 228,874 shares of treasury stock to cover options exercised, with 226,276 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. The reduction to retained earnings associated with options exercised during the three and six months ended June 30, 2012 was nominal. The reduction to retained earnings associated with options exercised during the three and six months ended June 30, 2011 was $0.2 million.

The compensation cost and the income tax benefit recognized for these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation cost included in:
Basic income per share	$0.01	$0.18	$0.01	$0.21
Diluted income per share	$0.01	$0.18	$0.01	$0.21
Stock-based compensation expense	100	2,996	211	3,401
Income tax benefit	21	769	47	851

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

There were no options granted during the three or six months ended June 30, 2012 or 2011. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	826,076	$21.33
Granted	—	—
Exercised	(17,205)	17.32
Forfeited	—	—
Outstanding, June 30, 2012	808,871	$21.42	4.7	$3,833

Exercisable, June 30, 2012	736,871	$22.16	4.4	$3,058

The total intrinsic value of the options exercised during the three and six month periods ended June 30, 2012 was $0.1 million. The total intrinsic value of the options exercised during the three and six month periods ended June 30, 2011 was $1.0 million. As of June 30, 2012, there was $0.3 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of approximately two years. Cash received from option exercises under the Stock Plans for the six month periods ended June 30, 2012 and 2011 was $0.3 million and $1.6 million, respectively.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	28.6%	28.3%	28.6%	28.3%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$7.19	$4.81	$7.19	$4.81

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	10,503	$24.70
Shares subscribed	12,916	24.70
Exercised	—	—
Forfeited	(1,661)	24.70
Outstanding, June 30, 2012	21,758	$24.70	0.1	$78

(10)                          Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
West 57th Street building income	$(586)	$(590)	$(1,141)	$(1,255)
West 57th Street building expense	1,685	1,582	3,490	3,370
Foreign exchange loss (gain), net	131	11	(488)	(650)
Miscellaneous, net	47	(245)	(230)	(219)
Other expense, net	$1,277	$758	$1,631	$1,246

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

(12)                          Retirement Plans

We have defined benefit pension plans covering many of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$20	$93	$112	$165
Interest cost	829	762	400	455
Expected return on plan assets	(1,048)	(1,101)	(119)	(107)
Amortization of prior service cost (credit)	—	29	(13)	(13)
Amortization of net loss	310	595	12	29
Net periodic pension cost	$111	$378	$392	$529

	Domestic Plan		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$24	$181	$225	$322
Interest cost	1,679	1,626	805	889
Expected return on plan assets	(2,094)	(2,150)	(237)	(212)
Amortization of prior service cost (credit)	—	57	(26)	(26)
Amortization of net loss	623	1,084	24	58
Net periodic pension cost	$232	$798	$791	$1,031

As of June 30, 2012, we have made contributions of $1.8 million to our domestic plan. Based on this plan’s current funded status, we anticipated making contributions, as required by federal laws and regulations of $4.2 million. However, legislation has recently been passed which may reduce our funding requirements. We are still in the process of evaluating what impact, if any, this legislation will have on our funding of the domestic plan. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of June 30, 2012, we have made contributions of $0.4 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2012 benefit payments under these plans are $1.2 million, of which $0.6 million was paid through June 30, 2012.

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

The following tables present information about our operating segments for the three and six month periods ended June 30, 2012 and 2011:

Three Months Ended 2012	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$24,049	$14,445	$11,870	$50,364	$34,560	$780	$35,340	$—	$85,704
Income (loss) from operations	921	3,271	1,148	5,340	3,428	10	3,438	(2,807)	5,971

Three Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$24,517	$18,148	$11,506	$54,171	$33,723	$1,047	$34,770	$—	$88,941
Income (loss) from operations	1,310	2,595	1,063	4,968	1,017	75	1,092	(3,145)	2,915

Six Months Ended 2012	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$44,461	$27,036	$23,010	$94,507	$67,458	$1,692	$69,150	$—	$163,657
Income (loss) from operations	648	5,148	2,542	8,338	4,491	80	4,571	(4,775)	8,134

Six Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$44,867	$29,774	$23,119	$97,760	$61,990	$2,122	$64,112	$—	$161,872
Income (loss) from operations	2,019	3,990	2,491	8,500	1,948	169	2,117	(4,030)	6,587

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Tabular Amounts in Thousands Except Percentages, Share and Per Share Data)

Introduction

We are a world leader in the design, manufacture, marketing, and distribution of high quality musical instruments. Our piano division concentrates on the high-end grand piano segment of the industry, handcrafting Steinway pianos in New York and Hamburg. We also offer Steinway upright pianos and two mid-priced lines of pianos under the Boston and Essex brand names. We are also an online retailer of classical music recordings. Through our band division, we are the largest domestic producer of band and orchestral instruments and offer a complete line of brass, woodwind, percussion and string instruments and related accessories with well-known brand names such as Bach, Selmer, C.G. Conn, Leblanc, King, and Ludwig. We sell our products through dealers and distributors worldwide. Our piano customer base consists of professional artists, amateur pianists, and institutions such as concert halls, universities, and music schools. Our band and orchestral instrument customer base consists primarily of middle school and high school students, but also includes adult amateur and professional musicians.

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

Workers’ Compensation and Self-Insured Health Claims

We establish self-insured workers’ compensation and health claims reserves related to employees in the United States based on our trend analysis of data provided by third-party administrators regarding historical claims and anticipated future claims.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,				Change
	2012		2011		$	%
Net sales
Band	$35,340		$34,770		570	1.6
Piano	50,364		54,171		(3,807)	(7.0)
Total sales	85,704		88,941		(3,237)	(3.6)

Cost of sales
Band	26,210		26,840		(630)	(2.3)
Piano	32,129		35,626		(3,497)	(9.8)
Total cost of sales	58,339		62,466		(4,127)	(6.6)

Gross profit
Band	9,130	25.8%	7,930	22.8%	1,200	15.1
Piano	18,235	36.2%	18,545	34.2%	(310)	(1.7)
Total gross profit	27,365		26,475		890	3.4
	31.9%		29.8%

Operating expenses	21,394		23,560		(2,166)	(9.2)
Income from operations	5,971		2,915		3,056	104.8

Other expense, net	1,277		758		519	68.5
Net loss on extinguishment of debt	—		2,422		(2,422)	(100.0)
Net interest expense	942		1,484		(542)	(36.5)
Non-operating expenses	2,219		4,664		(2,445)	(52.4)

Income (loss) before income taxes	3,752		(1,749)		5,501	(314.5)

Income tax provision (benefit)	1,355	36.1%	(702)	40.1%	2,057	(293.0)

Net income (loss)	$2,397		$(1,047)		3,444	(328.9)

Overview — Piano division revenue decreased primarily as a result of decreased shipments of Steinway grand units in Europe. However, margins improved due to factory efficiencies at our piano manufacturing facility in Germany. Band division revenue increased due to strong demand for certain brass products, and gross margins improved due to factory efficiencies.

Net Sales — Piano division revenue generated by our Americas region of $24.1 million was $0.5 million less than the year-ago period, primarily due to a 3% decrease in Steinway grand unit shipments. Although sales to dealers were $1.0 million lower, this was partially offset by a $0.5 million increase in retail sales. The retail revenue improvement was due to our Chicago stores, which were acquired in mid-2011. Piano division revenue generated by Europe was $3.6 million less than the year-ago period due largely to an 11% decrease in Steinway grand unit shipments and a 25% decrease in Boston and Essex unit shipments. These decreases are primarily timing related, as a significant number of units were shipped in the first quarter of 2012. An unfavorable exchange rate impact of $1.6 million also adversely impacted revenue in this region. Piano division sales of $12.3 million related to the Asia-Pacific region were slightly better than the year-ago period, since a 3% increase in Steinway grand unit shipments offset the impact of a 14% decrease in Boston and Essex piano shipments.

Band division revenue increased $0.6 million during the period. Woodwind and band unit shipments were consistent with the year-ago period, and accessories sales increased $1.2 million, which more than offset the $0.5 million decrease in percussion instrument revenue.

Gross Profit — Gross profit was $0.9 million higher due to better sales and margins at the band division. Piano division margins generated by the Americas decreased from 33.1% to 32.7% due to higher costs at our online retail music business. Factory variances in certain departments at our New York manufacturing facility were also a factor. Piano division margins attributable to the Europe region increased from 38.2% to

47.4% as a result of factory efficiencies and better absorption of overhead costs, as well as a higher percentage of retail sales. Piano division margins from the Asia-Pacific region dropped slightly from 30.7% to 30.3% primarily as a result of shifts in product mix.

Gross margins generated by the band division improved from 22.8% to 25.8% in the current period due to increased production at most manufacturing facilities, which resulted in factory efficiencies and better absorption of overhead costs.

Operating Expenses — Operating expenses decreased $2.2 million as compared to the year-ago period. In 2011, the holders of our Class A common stock sold their shares to other shareholders. In conjunction with this transaction, we incurred $2.7 million of incremental costs related to accelerated vesting of most of our stock options and all of our restricted stock as well as $0.6 million in legal costs.

Excluding the impact of these transaction-related charges, sales and marketing costs were $0.4 million lower than the year-ago period due to timing of trade shows and lower employee expenses. Our general and administrative costs increased $1.6 million as the current period includes $2.0 million of legal and consulting costs related to activities undertaken by our Board of Directors in pursuit of strategic alternatives. These costs were partially offset by a favorable exchange rate impact of $0.4 million.

Non-operating Expenses — Non-operating expenses decreased $2.4 million as we incurred debt extinguishment costs of $2.4 million in the year-ago period. Lower net interest expense of $0.5 million was offset by higher foreign exchange rate losses, incremental costs associated with our West 57th Street building, and losses on our Supplemental Executive Retirement Plan assets of a comparable amount.

Income Taxes — We recorded income tax expense of $1.4 million, reflecting our anticipated annual effective income tax rate of 37.2% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 36.1% for the period. The rate of 40.1% in the year-ago period reflected an anticipated annual effective income tax rate of 41.8% as well as uncertain tax positions and discrete items. The effective tax rate in the year-ago period was higher due to the greater amount of stock-based compensation expenses which were not deductible for tax purposes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,				Change
	2012		2011		$	%
Net sales
Band	$69,150		$64,112		5,038	7.9
Piano	94,507		97,760		(3,253)	(3.3)
Total sales	163,657		161,872		1,785	1.1

Cost of sales
Band	52,064		49,014		3,050	6.2
Piano	61,081		63,986		(2,905)	(4.5)
Total cost of sales	113,145		113,000		145	0.1

Gross profit
Band	17,086	24.7%	15,098	23.5%	1,988	13.2
Piano	33,426	35.4%	33,774	34.5%	(348)	(1.0)
Total gross profit	50,512		48,872		1,640	3.4
	30.9%		30.2%

Operating expenses	42,378		42,285		93	0.2
Income from operations	8,134		6,587		1,547	23.5

Other expense, net	1,631		1,246		385	30.9
Net loss on extinguishment of debt	—		2,422		(2,422)	(100.0)
Net interest expense	1,792		3,840		(2,048)	(53.3)
Non-operating expenses	3,423		7,508		(4,085)	(54.4)

Income (loss) before income taxes	4,711		(921)		5,632	(611.5)

Income tax provision (benefit)	1,724	36.6%	(379)	41.2%	2,103	(554.9)

Net income (loss)	$2,987		$(542)		3,529	(651.1)

Overview — Piano division revenue and gross profit decreased primarily as a result of the decrease in Steinway grand unit shipments. Band division revenues and gross profit improved due to strong demand for certain brass products as well as increased production and improved efficiencies at our brass instrument manufacturing plants.

Net Sales — Piano division revenue generated by our Americas region of $44.5 million was $0.4 million lower than the year-ago period, primarily due to a 5% decrease in Steinway grand unit shipments. Although sales to dealers were $2.1 million lower, this was partially offset by a $1.3 million increase in retail sales, all of which is attributable to our Chicago stores. Revenue of $27.8 million generated by our division in Europe was $2.4 million less than the year-ago period due to an unfavorable exchange rate impact of $2.2 million. The impact of a 4% increase in Steinway grand unit shipments more than offset the 5% decrease in Boston and Essex unit shipments in this region. Sales of $22.2 million in the Asia-Pacific region of the piano division were $0.4 million lower than the year-ago period due to a 5% decrease in Steinway grand unit shipments and a 12% decrease in Boston and Essex unit shipments.

Band division revenue increased $5.0 million during the period. Although overall unit shipments were consistent with the year-ago period, strong demand for brass instruments, as well as a $1.8 million increase in accessories sales, caused revenue improvement.

Gross Profit — Gross profit was $1.6 million higher due to improved sales and margins at the band division. Piano margins generated by the Americas decreased from 33.3% to 32.3% as a result of factory variances in certain departments and a shift in mix to smaller, lower margin Steinway grands in the early part of the year. Piano margins generated by the

Europe region increased from 39.6% to 44.6% as a result of factory efficiencies. Gross margins attributable to the Asia-Pacific region went from 30.3% to 30.1% primarily as a result of shifts in product mix.

Gross margins generated by the band division went from 23.5% to 24.7% in the current period. Margins benefited from increased production and greater efficiency at our brass manufacturing facilities, which offset the adverse impact of materials, overhead, and sourced-product costs increases.

Operating Expenses — Operating expenses were consistent with the year-ago period. In 2011 the holders of our Class A common stock sold their shares to other shareholders. In conjunction with this transaction, we incurred an incremental $2.9 million in costs related to the accelerated vesting of most of our stock options and all of our restricted stock and $0.6 million in legal costs.

Excluding these transaction-related charges, sales and marketing costs were $1.5 million higher than the year-ago period. This increase was due to incremental bad debt expense of $1.0 million as well as costs associated with our retail expansion. Our general and administrative costs increased $2.4 million as 2012 includes $2.7 million of legal and consulting costs related to activities undertaken by our Board of Directors in pursuit of strategic alternatives. A favorable exchange rate impact of $0.5 million partially offset these costs.

Non-operating Expenses — Non-operating expenses were $4.1 million less than the year-ago period. In 2011, we extinguished $85.0 million of our 7.00% Senior Notes, which resulted in a loss on extinguishment of debt of $2.4 million. As a result of the debt extinguishment, our net interest expense was $2.0 million lower in the current period. However, incremental costs associated with our West 57th Street building of $0.2 million and less favorable exchange rate gains negatively impacted non-operating expenses.

Income Taxes — We recorded income tax expense of $1.7 million, reflecting our anticipated annual effective income tax rate of 37.2% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 36.6% for the period. The rate of 41.2% in the year-ago period reflected an anticipated annual effective income tax rate of 41.8% as well as uncertain tax positions and discrete items. The effective tax rate in the year-ago period was higher due to the greater amount of stock-based compensation expenses which were not deductible for tax purposes.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2012 and 2011 are summarized as follows:

	2012	2011	Change
Net income (loss)	$2,987	$(542)	$3,529
Changes in operating assets and liabilities	(18,188)	(17,897)	(291)
Other adjustments to reconcile net income (loss) to cash from operating activities	5,549	10,422	(4,873)
Cash flows from operating activities	(9,652)	(8,017)	(1,635)

Cash flows from investing activities	(3,353)	(5,963)	2,610

Cash flows from financing activities	3,814	(73,883)	77,697

Cash used for operating activities increased $1.6 million from the year-ago period. Although we earned $3.5 million more income than the year-ago period, the favorable impact to cash flows was more than offset by the absence of large adjustments, such as loss on extinguishment of debt of $2.4 million, and incremental stock-based compensation charges of $3.2 million. Cash used for inventory was $4.1 million more due to lower sales at our piano division. Cash used for prepaid expenses was $4.3 million lower due to the timing of income tax and insurance payments. We used a net of $0.4 million more for accounts payable and accrued expenses, primarily due to pension payments.

Cash used for investing activities was $2.6 million lower than the year-ago period. Although we spent an additional $0.8 million on capital expenditures, in the year-ago period we paid $2.7 million in contingent consideration for the acquisition of our online music business and $0.6 million for the acquisition of our Chicago retail stores. In 2012, we expect capital expenditures for the full year to be in the range of $6.0 to $8.0 million.

Cash provided by financing activities shifted significantly as compared to the year-ago period. In 2012, cash provided by domestic line of credit borrowings and stock sales was $3.8 million. In 2011, we spent $86.5 million to extinguish a significant portion of our 7.00% Senior Notes, which was partially offset by net borrowings on our lines of credit of $10.8 million and proceeds from sales of stock of $1.6 million.

Borrowing Activities and Availability — We have a domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment. As of June 30, 2012 we had $3.5 million outstanding on this Credit Facility and $83.6 million of availability, net of borrowing restrictions.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €15.3 million ($19.3 million at the June 30, 2012 exchange rate), net of borrowing restrictions of €0.2 million ($0.2 million at the June 30, 2012 exchange rate) which are payable either on December 31, 2013 or February 28, 2014. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the June 30, 2012 exchange rate) for use by our U.K. branch and ¥300 million ($3.8 million at the June 30, 2012 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.2 million at the June 30, 2012 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at rates of the Bank of England base rate plus a fluctuating percentage for British pound loans, a base rate contingent upon currency borrowed plus 1.0% for loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% for Japanese yen loans. We had nothing outstanding as of June 30, 2012 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.8 million at the June 30, 2012 exchange rate). The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at June 30, 2012) and expires on June 30, 2013. As of June 30, 2012, we had $0.6 million outstanding on this revolving loan agreement.

At June 30, 2012, our total outstanding indebtedness amounted to $71.6 million, consisting of $67.5 million of our 7.00% Senior Notes due March 1, 2014, $3.5 million outstanding on our Credit Facility, and $0.6 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase 7.00% Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of June 30, 2012 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our common stock. Our intent and ability to repurchase additional common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We did not make any repurchases during the three and six months ended June 30, 2012.

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

As of June 30, 2012, our foreign operations held $18.6 million in cash, comprised of renminbi, yen, euro, and pounds. We indefinitely reinvest earnings related to these foreign operations. This indefinite reinvestment does not have a material impact on our liquidity. Should we no longer indefinitely reinvest these earnings, we would be required to accrue and pay

U.S. taxes associated with these earnings. However, we do not currently intend or foresee a need to repatriate these earnings. We believe that domestic cash flows from operations coupled with our domestic borrowing availability are sufficient to fund domestic operating activity for the next twelve months. Similarly, cash flows from overseas operations coupled with our overseas borrowing availability are sufficient to fund overseas operating activity for the next twelve months.

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

Contractual Obligations - The following table provides a summary of our contractual obligations at June 30, 2012.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$79,743	$5,428	$70,797	$3,518	$—
Capital leases	7	3	4	—	—
Operating leases(2)	252,522	6,159	10,047	8,700	227,616
Purchase obligations(3)	35,027	34,999	28	—	—
Other long-term liabilities(4)	54,358	3,402	2,572	2,279	46,105
Total	$421,657	$49,991	$83,448	$14,497	$273,721

Notes to Contractual Obligations:

(1) Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable June 30, 2012 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2) Approximately $239.2 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty-five years remaining. The rest is attributable to the leasing of other facilities and equipment.

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

Recent Accounting Pronouncements

We adopted certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on our condensed consolidated financial statements.

We adopted the amendments to ASC 220, “Comprehensive Income,” effective January 1, 2012. The amendments pertained to presentation and disclosure only and did not have a material impact on our condensed consolidated financial statements.

We adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on our condensed consolidated financial statements.

In July 2012, the Financial Accounting Standards Board amended ASC 350 to provide the option to do an initial qualitative assessment of relevant events and circumstances prior to calculating the fair value of an indefinite-lived intangible asset. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will comply with the requirements of this pronouncement when it becomes effective. This pronouncement is not expected to have a material impact on our consolidated financial statements.

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

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: August 7, 2012