Form 10-Q
period 2012-09-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2012-11-09
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Common Stock issued and outstanding as of November 5, 2012:  12,458,614

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                                                     FINANCIAL STATEMENTS

ITEM 1                                                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$89,322	$89,755	$252,979	$251,627
Cost of sales	59,940	63,783	173,085	176,783

Gross profit	29,382	25,972	79,894	74,844

Operating expenses:
Sales and marketing	11,013	10,689	34,070	32,470
General and administrative	9,530	9,269	28,635	29,321
Other operating (income) expense	(50)	(230)	—	3
Impairment charges	400	5,142	566	5,361
Total operating expenses	20,893	24,870	63,271	67,155

Income from operations	8,489	1,102	16,623	7,689

Other expense, net	1,276	1,886	2,907	3,132
Net loss on extinguishment of debt	—	—	—	2,422
Interest income	(216)	(255)	(850)	(943)
Interest expense	1,206	1,266	3,632	5,794
Total non-operating expenses	2,266	2,897	5,689	10,405

Income (loss) before income taxes	6,223	(1,795)	10,934	(2,716)

Income tax provision (benefit)	2,050	(717)	3,774	(1,096)

Net income (loss)	$4,173	$(1,078)	$7,160	$(1,620)

Earnings (loss) per share:
Basic	$0.34	$(0.09)	$0.58	$(0.13)
Diluted	$0.33	$(0.09)	$0.57	$(0.13)

Weighted average shares:
Basic	12,434,143	12,334,155	12,393,476	12,188,889
Diluted	12,551,819	12,334,155	12,520,328	12,188,889

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$4,173	$(1,078)	$7,160	$(1,620)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	1,363	(3,220)	311	1,803
Total comprehensive income (loss)	$5,536	$(4,298)	$7,471	$183

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$46,653	$49,888
Accounts, notes, and other receivables, net of allowances of $8,886 and $10,754 in 2012 and 2011, respectively	49,378	42,322
Inventories	133,662	132,401
Prepaid expenses and other current assets	11,928	11,917
Deferred tax assets	11,775	12,093
Total current assets	$253,396	$248,621

Property, plant and equipment, net of accumulated depreciation of $113,827 and $115,291 in 2012 and 2011, respectively	89,611	86,997
Trademarks	13,312	13,743
Goodwill	22,573	22,676
Other intangibles, net	1,576	2,293
Other assets	17,403	18,430
Long-term deferred tax assets	16,611	16,614

Total assets	$414,482	$409,374

Liabilities and stockholders’ equity
Current liabilities:
Debt	$640	$650
Accounts payable	12,751	10,702
Other current liabilities	35,821	38,623
Total current liabilities	49,212	49,975

Long-term debt	67,415	67,367
Deferred tax liabilities	2,389	2,438
Pension and other postretirement benefit liabilities	45,411	48,468
Other non-current liabilities	7,948	8,533
Total liabilities	172,375	176,781

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	162,547	160,996
Retained earnings	142,584	135,522
Accumulated other comprehensive loss	(18,965)	(19,276)
Treasury stock, at cost	(44,073)	(44,663)
Total stockholders’ equity	242,107	232,593

Total liabilities and stockholders’ equity	$414,482	$409,374

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,160	$(1,620)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,769	6,544
Net loss on extinguishment of debt	—	2,422
Impairment charges	566	5,361
Stock-based compensation expense	339	3,514
Excess tax benefit from stock-based awards	(82)	(261)
Tax benefit from stock option exercises	94	398
Deferred tax expense (benefit)	273	(333)
Provision for (recovery of) doubtful accounts	891	(211)
Other	(150)	504
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(6,809)	(7,650)
Inventories	(4,390)	3,520
Prepaid expenses and other assets	128	(6,708)
Accounts payable	1,661	(140)
Other liabilities	(6,310)	(4,482)
Cash flows from operating activities	140	858

Cash flows from investing activities:
Capital expenditures	(5,320)	(4,118)
Payment for acquisition and contingent consideration for previous acquisition	—	(3,289)
Other	140	18
Cash flows from investing activities	(5,180)	(7,389)

Cash flows from financing activities:
Borrowings under lines of credit	4,500	16,607
Repayments under lines of credit	(4,500)	(8,470)
Repayments of long-term debt, net of premium	—	(86,488)
Proceeds from issuance of common stock	1,610	4,519
Excess tax benefit from stock-based awards	82	261
Cash flows from financing activities	1,692	(73,571)

Effect of foreign exchange rate changes on cash	113	1,512
Decrease in cash	(3,235)	(78,590)
Cash, beginning of period	49,888	119,811
Cash, end of period	$46,653	$41,221

Supplemental Cash Flow Information:
Interest paid	$4,801	$8,823
Income taxes paid	$6,459	$5,427

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Option Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2012	$14	$160,996	$135,522	$(19,276)	$(44,663)	$232,593
Comprehensive income:
Net income			7,160			7,160
Foreign currency translation adjustment				311		311
Total comprehensive income:						7,471
Exercise of 65,250 options for shares of common stock	—	530	(98)		590	1,022
Tax benefit of options exercised		94				94
Stock-based compensation		339				339
Issuance of 27,965 shares of common stock		588				588
Balance, September 30, 2012	$14	$162,547	$142,584	$(18,965)	$(44,073)	$242,107

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2011, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss):	$4,173	$(1,078)	$7,160	$(1,620)

Denominator:
Weighted-average common shares outstanding - basic	12,434,143	12,334,155	12,393,476	12,188,889
Dilutive effect of stock-based compensation plans	117,676	—	126,852	—
Weighted-average common shares outstanding - diluted	12,551,819	12,334,155	12,520,328	12,188,889

Net income (loss) per share - basic	$0.34	$(0.09)	$0.58	$(0.13)
Net income (loss) per share - diluted	$0.33	$(0.09)	$0.57	$(0.13)

We did not include 360,800 of the outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive. Since we incurred a loss for the three and nine month periods ended September 30, 2011, we did not include any of the 837,926 options to purchase shares of common stock or the right to purchase 3,864 shares under our employee stock purchase plan in the computation of earnings per share because their impact would have been antidilutive.

(4)           Inventories

	September 30,	December 31,
	2012	2011
Raw materials	$18,028	$18,242
Work-in-process	33,167	33,377
Finished goods	82,467	80,782
Total inventory	$133,662	$132,401

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

Our assessment of indefinite-lived trademarks compares the present value of the future estimated after tax royalty payments, discounted at an appropriate, risk-adjusted rate of return to the carrying value of the trademark. This relief-from-royalty method estimates the savings in royalties a company would otherwise have had to pay if it did not own the trademark and had to license them from a third party.

Our annual impairment testing date of July 31st was selected to coincide with the timing of our fall budgeting and planning process, which provides multi-year cash flows that are used to conduct our annual impairment testing. This date also enables us to have insight into the back-to-school selling season results for our band business. The multi-year projections for our band division resulted in reductions in revenue growth assumptions for certain of our woodwind products, which had an adverse effect on our fair value models. Our revenue assumptions were impacted in part by recent changes made to certain product lines, including the decision to discontinue certain models. As a result, we recorded a $0.4 million charge to trademarks as a component of operating expenses in the quarter ended September 30, 2012. Analyses of other indefinite-lived intangible assets, including the remaining piano division trademarks and piano division goodwill, indicated no impairment. No other events or circumstances occurred subsequent to our annual impairment test which would have indicated that these assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2012	$22,676	$—	$22,676
Foreign currency translation impact	(103)	—	(103)
Balance, September 30, 2012	$22,573	$—	$22,573

Trademarks:
Balance, January 1, 2012	$8,769	$4,974	$13,743
Impairment	—	(400)	(400)
Foreign currency translation impact	(31)	—	(31)
Balance, September 30, 2012	$8,738	$4,574	$13,312

Our cumulative impairment losses are $8.8 million associated with band division goodwill, $1.3 million related to band division trademarks, $2.7 million attributable to online music business goodwill, and $1.2 million associated with online music business trademarks.

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	September 30, 2012	December 31, 2011
Gross deferred financing costs	$3,932	$3,932
Accumulated amortization	(3,030)	(2,726)
Deferred financing costs, net	$902	$1,206

Gross non-compete agreements	$250	$250
Accumulated amortization	(219)	(181)
Non-compete agreements, net	$31	$69

Gross customer relationships	$829	$762
Accumulated amortization	(465)	(349)
Customer relationships, net	$364	$413

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(1,897)	(1,571)
Website and developed technology, net	$279	$605

Total gross other intangibles	$7,187	$7,120
Accumulated amortization	(5,611)	(4,827)
Total other intangibles, net	$1,576	$2,293

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$261	$263	$784	$840

The following table shows the total estimated amortization expense for the remainder of 2012 and beyond:

Remainder of 2012	$264
2013	706
2014	318
2015	234
2016	46
Thereafter	8
$1,576

(6)           Other Current Liabilities

Our other current liabilities consist of the following:

	September 30, 2012	December 31, 2011
Accrued payroll and related benefits	$13,980	$12,965
Current portion of pension and other postretirement benefit liabilities	1,177	1,235
Accrued warranty expense	1,320	1,242
Accrued interest	392	1,608
Deferred income	10,505	8,971
Environmental liabilities	48	61
Income and other taxes payable	679	1,105
Other accrued expenses	7,720	11,436
Total	$35,821	$38,623

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the nine months ended September 30, 2012 and 2011, and the year ended December 31, 2011 is as follows:

	September 30, 2012	September 30, 2011	December 31, 2011
Beginning balance	$1,242	$1,510	$1,510
Additions	856	948	1,123
Claims and reversals	(775)	(1,114)	(1,381)
Foreign currency translation impact	(3)	4	(10)
Ending balance	$1,320	$1,348	$1,242

(7)           Debt

Our outstanding debt consists of the following:

	September 30, 2012	December 31, 2011
7.00% Senior Notes	$67,506	$67,506
Unamortized bond discount	(91)	(139)
Domestic line of credit	—	—
Overseas lines of credit	640	650
Total	68,055	68,017
Less: current portion	640	650
Long-term debt	$67,415	$67,367

Scheduled repayments of outstanding debt as of September 30, 2012 are as follows:

Remainder of 2012	$640
2013	—
2014	67,506
2015	—
Total	$68,146

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity or anticipated realization dates.

	September 30, 2012	December 31, 2011
Financial assets:
Trading securities(1) - Level 1	$1,901	$1,682
Foreign currency contracts(2) - Level 2	415	598
	$2,316	$2,280

Financial liabilities:
Foreign currency contracts(2) - Level 2	$745	$1,114

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The historical cost, net carrying value, and estimated fair value are as follows:

	September 30, 2012		December 31, 2011
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$68,055	$68,273	$68,017	$67,777

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value. Certain assets, including long-lived assets held and used, trademarks associated with our online music business, and assets held for sale are measured at fair value on a non-recurring basis. We recognized a fair value measurement loss of $0.2 million on an asset held for sale. This former band instrument manufacturing facility was written down to $0.7 million, which is based on the offer price we received from the buyer of this property. We also recognized an impairment of $0.4 million associated with our band division trademarks during the period based on the present value of future estimated after tax royalty payments, discounted at an appropriate risk-adjusted rate of return.

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

Our 1996 Stock Plan has expired but still has vested options outstanding. We reached our registered share limitation in early 2007, and had previously reserved 721,750 treasury stock shares to issue under this plan. We have since issued 251,574 shares of treasury stock to cover options exercised, with 123,576 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings. The reduction of retained earnings associated with options exercised during the three and nine months ended September 30, 2012 was $0.1 million. The reduction to retained earnings associated with options exercised during the three and nine months ended September 30, 2011 was $0.2 million and $0.3 million, respectively.

The compensation cost and the income tax benefit recognized for these plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation cost included in:
Basic income per share	$0.01	$0.01	$0.02	$0.22
Diluted income per share	$0.01	$0.01	$0.02	$0.22
Stock-based compensation expense	128	113	339	3,514
Income tax benefit	21	26	68	877

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

There were no options granted during the three or nine months ended September 30, 2012 or 2011. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	826,076	$21.33
Granted	—	—
Exercised	(65,250)	15.65
Forfeited	(91,200)	20.33
Outstanding, September 30, 2012	669,626	$22.02	5.1	$3,040

Exercisable, September 30, 2012	617,626	$22.63	5.0	$2,517

The total intrinsic value of the options exercised during the three and nine month periods ended September 30, 2012 was $0.4 million and $0.6 million, respectively. The total intrinsic value of the options exercised during the three and nine month periods ended September 30, 2011 was $1.0 million and $2.0 million, respectively. As of September 30, 2012, there was $0.3 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of approximately two years. Cash received from option exercises under the Stock Plans for the nine month periods ended September 30, 2012 and 2011 was $1.0 million and $3.9 million, respectively.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.2%	0.2%	0.2%	0.3%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	28.6%	28.5%	28.6%	28.3%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$6.66	$6.03	$6.93	$5.19

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	10,503	$24.70
Shares subscribed	23,979	20.94
Exercised	(27,965)	21.04
Forfeited	(1,727)	21.03
Outstanding, September 30, 2012	4,790	$20.56	0.8	$18

(10)                          Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
West 57th Street building income	$(421)	$(572)	$(1,563)	$(1,827)
West 57th Street building expense	1,691	1,708	5,181	5,078
Foreign exchange loss (gain), net	182	456	(306)	(194)
Miscellaneous, net	(176)	294	(405)	75
Other expense, net	$1,276	$1,886	$2,907	$3,132

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

On January 20, 2012, we reached an agreement in principle to sell our band division to an investor group led by two of our current directors. As of the date of this report, a definitive agreement has not been approved or executed. No assurance can be made that a definitive agreement will ultimately be signed, or that shareholder approval of the agreement, if sought, would be obtained.  If this sale of the band division were to be completed, it is possible that the disposal of approximately $125.0 million in band assets could result in a pre-tax loss in the range of $48.0-$53.0 million.

(12)                          Retirement Plans

We have defined benefit pension plans covering many of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$13	$91	$109	$162
Interest cost	839	812	392	448
Expected return on plan assets	(1,047)	(1,125)	(119)	(105)
Amortization of prior service cost (credit)	—	28	(13)	(13)
Amortization of net loss	311	542	12	29
Net periodic pension cost	$116	$348	$381	$521

	Domestic Plan		Foreign Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$37	$272	$334	$484
Interest cost	2,518	2,438	1,197	1,337
Expected return on plan assets	(3,141)	(3,275)	(356)	(317)
Amortization of prior service cost (credit)	—	85	(39)	(39)
Amortization of net loss	934	1,626	36	87
Net periodic pension cost	$348	$1,146	$1,172	$1,552

As of September 30, 2012, we have made contributions of $3.4 million to our domestic plan and have met our funding obligations under federal laws and regulations for 2012. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.8 million for the current year. As of September 30, 2012, we have made contributions of $0.6 million to this plan. The pension plans of our German entities do not hold any assets and use operating cash to pay participant benefits as they become due. Expected 2012 benefit payments under these plans are $1.2 million, of which $0.9 million was paid through September 30, 2012.

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

The following tables present information about our operating segments for the three and nine month periods ended September 30, 2012 and 2011:

Three Months Ended 2012	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$25,095	$11,579	$14,271	$50,945	$37,254	$1,123	$38,377	$—	$89,322
Income (loss) from operations	2,251	1,267	2,106	5,624	4,965	113	5,078	(2,213)	8,489

Three Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$25,854	$13,229	$12,020	$51,103	$37,376	$1,276	$38,652	$—	$89,755
Income (loss) from operations	(1,581)	3,250	1,159	2,828	37	144	181	(1,907)	1,102

Nine Months Ended 2012	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$69,556	$38,615	$37,281	$145,452	$104,712	$2,815	$107,527	$—	$252,979
Income (loss) from operations	2,899	6,415	4,648	13,962	9,456	193	9,649	(6,988)	16,623

Nine Months Ended 2011	Piano Segment				Band Segment			Other &	Consol
	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$70,721	$43,003	$35,139	$148,863	$99,366	$3,398	$102,764	$—	$251,627
Income (loss) from operations	438	7,240	3,650	11,328	1,985	313	2,298	(5,937)	7,689

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; reductions in school budgets; increased competition; ability of dealers to obtain financing; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new products, ability of suppliers to meet demand; concentration of credit risk; ability to maximize return on NY real estate; fluctuations in effective tax rates resulting from shifts in sources of income; and distractions and uncertainties associated with the pursuit of strategic alternatives for the Company. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,				Change
	2012		2011		$	%
Net sales
Band	$38,377		$38,652		(275)	(0.7)
Piano	50,945		51,103		(158)	(0.3)
Total sales	89,322		89,755		(433)	(0.5)

Cost of sales
Band	27,503		30,795		(3,292)	(10.7)
Piano	32,437		32,988		(551)	(1.7)
Total cost of sales	59,940		63,783		(3,843)	(6.0)

Gross profit
Band	10,874	28.3%	7,857	20.3%	3,017	38.4
Piano	18,508	36.3%	18,115	35.4%	393	2.2
Total gross profit	29,382		25,972		3,410	13.1
	32.9%		28.9%

Operating expenses	20,493		19,728		765	3.9
Impairment charges	400		5,142		(4,742)	(92.2)
Income from operations	8,489		1,102		7,387	670.3

Other expense, net	1,276		1,886		(610)	(32.3)
Net interest expense	990		1,011		(21)	(2.1)
Non-operating expenses	2,266		2,897		(631)	(21.8)

Income (loss) before income taxes	6,223		(1,795)		8,018	(446.7)

Income tax provision (benefit)	2,050	32.9%	(717)	39.9%	2,767	(385.9)

Net income (loss)	$4,173		$(1,078)		5,251	(487.1)

Piano division revenue is generated in three sales regions: Americas, Europe and Asia-Pacific. Our Americas region sells Steinway pianos which are manufactured in New York. As such, factory variances are reflected in the gross profit and gross margin figures for the Americas region. Our Europe and Asia-Pacific regions both sell Steinway pianos manufactured in Germany. As such, we analyze gross profit and gross margin for the Europe and Asia-Pacific regions on a combined basis in order to appropriately reflect the impact of factory variances.

Overview — Revenues for both the piano and band divisions were consistent with the year-ago period. Piano division margin improved as a result of the Americas region, which had higher sales prices and consistent product costs as well as a shift toward retail sales. Band division margin improved largely due to factory efficiencies.

Net Sales — Piano division revenue generated by our Americas region of $25.1 million was $0.8 million less than the year-ago period. Although sales to dealers were $2.3 million lower, retail revenue improved $1.3 million. Standard price increases of 4% helped mitigate the impact of a 14% decrease in Steinway grand unit shipments in this region. Piano division revenue of $12.9 million generated by Europe was $1.0 million less than the year-ago period due largely to an unfavorable exchange rate impact of $1.2 million. Standard price increases of 4% more than offset the impact of a 2% decrease in Steinway grand unit shipments. Despite an unfavorable exchange rate impact of $0.2 million, piano division sales of $12.9 million related to the Asia-Pacific region were $1.6 million better than the year-ago period. This improvement is primarily attributable to the 12% increase in Steinway grand unit shipments.

Band division revenue decreased $0.3 million during the period. Revenue from woodwind and brass unit shipments decreased $1.1 million (4%) on an 8% decrease in unit shipments. Average price increases of 4% in this instrument category helped mitigate the revenue loss. Accessories sales increased $1.3 million, which more than offset the $0.3 million decrease in percussion instrument revenue.

Gross Profit — Gross profit was $3.4 million higher due to better margins at both divisions. Piano division margins generated by the Americas increased from 30.3% to 35.4% during the period, causing a $1.1 million increase in gross profit. Production costs were consistent with the year-ago period, therefore annual price increases directly improved margin. Also, the shift towards retail sales contributed $0.4 million to gross profit. Piano division margins attributable to the Europe and Asia-Pacific regions decreased from 40.7% to 37.3% during the period. Training of additional workers hired to meet anticipated demand has resulted in temporary factory inefficiencies and were the primary cause of unfavorable manufacturing variances of $1.0 million.

Gross margins generated by the band division improved from 20.3% to 28.3% in the current period due to increased production at most manufacturing facilities, which resulted in factory efficiencies and better absorption of overhead costs. In the prior year, we recorded unfavorable production variances, including $0.8 million caused by the strike at our Eastlake, Ohio brass instrument manufacturing facility. Lower inventory reserve charges also contributed $0.4 million to gross profit.

Operating Expenses — Operating expenses increased $0.8 million despite a favorable exchange rate impact of $0.5 million. Sales and marketing costs increased $0.3 million primarily due to new retail stores in California and Germany and promotional programs. General and administrative costs increased $0.3 million due to personnel benefits and legal costs. General and administrative costs in 2012 include $1.2 million in legal and consulting fees related to activities undertaken by our Board of Directors in pursuit of strategic alternatives, whereas 2011 included $1.1 million of severance costs associated with the departure of our former Chairman in July 2011.

Impairment Charges — Impairment charges decreased $4.7 million in 2012. In 2012, we incurred impairment charges related to our band division trademarks of $0.4 million. In 2011, we incurred impairment charges related to our band division and online music division goodwill and trademark intangible assets of $4.0 million. We also incurred impairment charges associated with the long-lived assets at our woodwind instrument manufacturing facility. These charges totaled $1.1 million.

Non-operating Expenses — Non-operating expenses decreased $0.6 million. Foreign exchange losses were $0.3 million lower, and there was a favorable shift in earnings from our Supplemental Executive Retirement Plan assets of $0.4 million. However, we incurred $0.1 million of incremental costs associated with our West 57th Street building than in the year-ago period.

Income Taxes — We recorded income tax expense of $2.1 million, reflecting our anticipated annual effective income tax rate of 34.6% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 32.9% for the period, since a significant portion of our taxable income is generated in jurisdictions which have lower statutory rates than that of the United States. The rate in the year-ago period reflected an anticipated annual effective income tax rate of 38.9% as well as uncertain tax positions and discrete items, resulting in an overall effective rate of 39.9%. The effective tax rate in the year-ago period was higher due to the greater amount of stock-based compensation expenses which were not deductible for tax purposes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,				Change
	2012		2011		$	%
Net sales
Band	$107,527		$102,764		4,763	4.6
Piano	145,452		148,863		(3,411)	(2.3)
Total sales	252,979		251,627		1,352	0.5

Cost of sales
Band	79,567		79,809		(242)	(0.3)
Piano	93,518		96,974		(3,456)	(3.6)
Total cost of sales	173,085		176,783		(3,698)	(2.1)

Gross profit
Band	27,960	26.0%	22,955	22.3%	5,005	21.8
Piano	51,934	35.7%	51,889	34.9%	45	0.1
Total gross profit	79,894		74,844		5,050	6.7
	31.6%		29.7%

Operating expenses	62,705		61,794		911	1.5
Impairment charges	566		5,361		(4,795)	(89.4)
Income from operations	16,623		7,689		8,934	116.2

Other expense, net	2,907		3,132		(225)	(7.2)
Net loss on extinguishment of debt	—		2,422		(2,422)	(100.0)
Net interest expense	2,782		4,851		(2,069)	(42.7)
Non-operating expenses	5,689		10,405		(4,716)	(45.3)

Income (loss) before income taxes	10,934		(2,716)		13,650	(502.6)

Income tax provision (benefit)	3,774	34.5%	(1,096)	40.4%	4,870	(444.3)

Net income (loss)	$7,160		$(1,620)		8,780	(542.0)

Overview — Piano division revenue decreased primarily as a result of a 4% decrease in Steinway grand unit shipments.  However, gross profit remained consistent with the year-ago period.  Band division revenues and gross profit improved due to strong demand for certain brass products as well as increased production and improved efficiencies at our brass instrument manufacturing plants.

Net Sales — Piano division revenue generated by our Americas region of $69.6 million was $1.1 million lower than the year-ago period, primarily due to an 8% decrease in Steinway grand unit shipments. Although sales to dealers were $4.4 million lower, this was partially offset by a $2.6 million increase in retail sales, all of which is attributable to our Chicago, IL, Miami, FL and Pasadena, CA stores. Standard price increases of 4% also helped mitigate the decline in sales. Revenue of $40.8 million generated by our division in Europe was $3.4 million less than the year-ago period due to an unfavorable exchange rate impact of the same amount. Standard price increases of 4% and a 2% increase in Steinway grand unit shipments more than offset the 14% decrease in Boston and Essex unit shipments in this region. Sales of $35.1 million in the Asia-Pacific region of the piano division were $1.2 million higher despite flat Steinway grand unit shipments primarily due to shifts in mix of products sold to Steinway grand pianos.

Band division revenue increased $4.8 million during the period. Revenue from accessories improved $3.1 million from the year-ago period. Although woodwind and brass instrument shipments were down 2%, an average selling price increase of 4% caused the $1.4 million increase in revenue.

Gross Profit — Gross profit was $5.1 million higher primarily due to improved sales and margins at the band division. Piano margins generated by the Americas increased from 32.2% to 33.4% despite unfavorable factory variances in certain departments and a shift in mix to smaller, lower margin Steinway grands in the early part of the year. Standard price increases and higher retail sales caused the margin improvement. Piano margins generated by the Europe and Asia-Pacific regions increased from 37.3% to 37.8% as unfavorable manufacturing variances were offset by favorable shifts in product mix.

Gross margins generated by the band division went from 22.3% to 26.0% in the current period. Margins benefited from increased production and greater efficiency at our brass manufacturing facilities, which offset the adverse impact of materials, overhead, and sourced-product costs increases.

Operating Expenses — Operating expenses were $0.9 million greater than the year-ago period. In 2011, the holders of our Class A common stock sold their shares to other shareholders. In conjunction with this transaction, we incurred an incremental $3.0 million in costs related to the accelerated vesting of most of our stock options and all of our restricted stock and $0.8 million in legal and consulting costs. We also incurred $1.1 million of severance costs associated with the departure of our former Chairman in July 2011.

Excluding these transaction-related charges, sales and marketing costs were $2.1 million higher than the year-ago period. This increase was due to incremental bad debt expense of $1.1 million as well as costs associated with our retail expansion. Our general and administrative costs increased $2.9 million as 2012 includes $3.9 million of legal and consulting fees related to activities undertaken by our Board of Directors in pursuit of strategic alternatives. A favorable exchange rate impact of $1.0 million partially offset these costs.

Impairment Charges — Impairment charges are $4.8 million lower than the year-ago period. In 2012, we incurred impairment charges related to our band division trademarks of $0.4 million and assets held for sale of $0.2 million. In 2011, we incurred impairment charges related to our band division and online music division goodwill and trademark intangible assets of $4.0 million. We also incurred impairment charges of $1.1 million associated with the long-lived assets at one of our manufacturing facilities as well as a $0.2 million impairment charge related to assets held for sale.

Non-operating Expenses — Non-operating expenses were $4.7 million less than the year-ago period. In 2011, we extinguished $85.0 million of our 7.00% Senior Notes, which resulted in a loss on extinguishment of debt of $2.4 million. As a result of the debt extinguishment, our net interest expense was $2.1 million lower in the current period. Although we incurred incremental costs associated with our West 57th Street building of $0.4 million, these were more than offset by a favorable shift in earnings on our Supplemental Executive Retirement Plan assets of $0.4 million.

Income Taxes — We recorded income tax expense of $3.8 million, reflecting our anticipated annual effective income tax rate of 34.6% associated with current year income, as well as uncertain tax positions and discrete items. The combination of these items resulted in an effective tax rate of 34.5% for the period, since a significant portion of our taxable income is generated in jurisdictions which have lower statutory rates than that of the United States. The rate of 40.4% in the year-ago period reflected an anticipated annual effective income tax rate of 38.9% as well as uncertain tax positions and discrete items. The effective tax rate in the year-ago period was higher due to the greater amount of stock-based compensation expenses which were not deductible for tax purposes.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	2012	2011	Change
Net income (loss)	$7,160	$(1,620)	$8,780
Changes in operating assets and liabilities	(15,720)	(15,460)	(260)
Other adjustments to reconcile net income (loss) to cash from operating activities	8,700	17,938	(9,238)
Cash flows from operating activities	140	858	(718)

Cash flows from investing activities	(5,180)	(7,389)	2,209

Cash flows from financing activities	1,692	(73,571)	75,263

Cash provided by operating activities decreased $0.7 million from the year-ago period. Prior period net loss was adversely affected by several non-cash charges, including as loss on extinguishment of debt of $2.4 million, incremental stock-based compensation charges of $3.2 million, and incremental impairment charges of $4.8 million. In the current period, cash used for accounts receivable was $0.8 million lower as a result of cash collections at our piano division. Due to its revenue cycle, our band division typically uses cash for receivables until the fourth quarter. Cash used for inventory was $7.9 million more as we increased production at both piano manufacturing facilities in order to meet future anticipated demand. Cash used for prepaid expenses was $6.8 million lower due to the timing of income tax and insurance payments. In addition, we received $1.3 million in tax payment refunds and $0.7 million in proceeds from the sale of a former band instrument manufacturing facility.

Cash used for investing activities was $2.2 million lower than the year-ago period. Although we spent an additional $1.2 million on capital expenditures, in the year-ago period we paid $2.7 million in contingent consideration for the acquisition of our online music business and $0.6 million for the acquisition of our Chicago retail stores. In 2012, we expect capital expenditures for the full year to be in the range of $6.0 to $8.0 million.

Cash provided by financing activities shifted significantly as compared to the year-ago period. In 2012, cash provided by issuance of stock was $1.6 million. In 2011, we spent $86.5 million to extinguish a significant portion of our 7.00% Senior Notes, which was partially offset by net borrowings on our lines of credit of $8.1 million and proceeds from sales of stock of $4.5 million.

Borrowing Activities and Availability — We have a domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment. As of September 30, 2012 we had nothing outstanding on this Credit Facility and $92.8 million of availability, net of borrowing restrictions.

We also have certain non-domestic credit facilities originating from two German banks that provide for borrowings by foreign subsidiaries of up to €15.3 million ($19.6 million at the September 30, 2012 exchange rate), net of borrowing restrictions of €0.1 million ($0.2 million at the September 30, 2012 exchange rate) which are payable either on December 31, 2013 or February 28, 2014. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the September 30, 2012 exchange rate) for use by our U.K. branch and ¥300 million ($3.8 million at the September 30, 2012 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.2 million at the September 30, 2012 exchange rate). Euro loans bear interest at rates of Euro Interbank

Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at rates of the Bank of England base rate plus a fluctuating percentage for British pound loans, a base rate contingent upon currency borrowed plus 1.0% for loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 1.4% for Japanese yen loans. We had nothing outstanding as of September 30, 2012 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.8 million at the September 30, 2012 exchange rate). The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at September 30, 2012) and expires on June 30, 2013. As of September 30, 2012, we had $0.6 million outstanding on this revolving loan agreement.

At September 30, 2012, our total outstanding indebtedness amounted to $68.1 million, consisting of $67.5 million of our 7.00% Senior Notes due March 1, 2014 and $0.6 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase 7.00% Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of September 30, 2012 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our common stock. Our intent and ability to repurchase additional common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We did not make any repurchases during the three and nine months ended September 30, 2012.

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

As of September 30, 2012, our foreign operations held $20.3 million in cash, comprised of renminbi, yen, euro, and pounds. We indefinitely reinvest earnings related to these foreign operations. This indefinite reinvestment does not have a material impact on our liquidity. Should we no longer indefinitely reinvest these earnings, we would be required to accrue and pay U.S. taxes associated with these earnings. However, we do not currently intend or foresee a need to repatriate these earnings. We believe that domestic cash flows from operations coupled with our domestic borrowing availability are sufficient to fund domestic operating activity for the next twelve months. Similarly, cash flows from overseas operations coupled with our overseas borrowing availability are sufficient to fund overseas operating activity for the next twelve months.

On January 20, 2012, we reached an agreement in principle to sell our band division to an investor group led by two of our current directors. As of the date of this report, a definitive agreement has not been approved or executed. No assurance can be made that a definitive agreement will ultimately be signed, or that shareholder approval of the agreement, if sought, would be obtained.  If this sale of the band division were to be completed, it is possible that the disposal of approximately $125.0 million in band assets could result in a pre-tax loss in the range of $48.0-$53.0 million.

Contractual Obligations - The following table provides a summary of our contractual obligations at September 30, 2012.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$74,842	$5,367	$69,475	$—	$—
Capital leases	5	3	2	—	—
Operating leases(2)	251,919	6,311	10,235	8,775	226,598
Purchase obligations(3)	37,806	37,776	30	—	—
Other long-term liabilities(4)	52,582	2,752	2,543	2,343	44,944
Total	$417,154	$52,209	$82,285	$11,118	$271,542

Notes to Contractual Obligations:

(1)

Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable September 30, 2012 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Availability and Activities” section of “Liquidity and Capital Resources.”

(2)

Approximately $238.5 million of our operating lease obligations are attributable to the land lease associated with the purchase of Steinway Hall, which has eighty-five years remaining. The rest is attributable to the leasing of other facilities and equipment.

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

ITEM 4                 CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2012, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: November 9, 2012