Form 10-K
period 2012-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2013-03-14
CIK 911583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11911

STEINWAY MUSICAL INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	35-1910745
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 South Street, Suite 305, Waltham, Massachusetts (Address of Principal Executive Offices)	02453 (Zip Code)
Registrant's telephone number, including area code (781) 894-9770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Common Shares, $.001 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $129,666,961 as of June 30, 2012.

Number of shares of Common Stock outstanding as of March 7, 2013:	Ordinary	12,458,614

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

Financial Information by Segment and Geographic Location

        Information on business segments and geographic areas in which we operated for the years ended December 31, 2012, 2011 and 2010 is contained in Note 19 to the Consolidated Financial Statements included in this report.

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

        From 2005 to 2008, grand piano sales declined an average of 20% annually in the United States, the world's largest grand piano market. Since we realize the majority of our profit from high-end grand piano sales, which are generally more affected by economic cycles and demographics than by industry trends, our U.S. results were better than the industry results through 2008. However, the effects of the economic crisis severely impacted both our sales and the industry as a whole in 2009. Over the last few years, industry sales have improved, but sales in the U.S. grand piano market remain significantly lower than historical averages. While our sales of grand pianos in the United States and in most of our markets in Europe and Asia have increased, they continue to be at depressed levels. Conversely, our grand piano sales in China, the largest piano market in Asia, have increased annually since 2005.

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

Steinway & Sons Pianos – Steinway & Sons pianos differ from all others in design specifications, materials used and the assembly process. We offer two premium-priced product lines under the Steinway & Sons brand: grand pianos and upright pianos. Grand pianos historically have accounted for the majority of our production. We offer seven sizes of the grand piano ranging from the 5'1" baby grand to the largest 9' concert grand. The smaller grands are sold to both individual and institutional customers, while the concert grands are sold primarily to institutions. Steinway & Sons grand pianos are premium pianos in terms of quality and price, with retail prices for ebony pianos generally ranging from $56,600 to $142,300 in the United States. Limited edition pianos and pianos with special veneers sell for retail prices of up to $218,000. Steinway & Sons also offers art case pianos designed by either Steinway master craftsmen or renowned artisans. These unique creations often feature exteriors of elaborate marquetry and intricate hand-painting. Many of these pianos are created to commemorate special events and anniversaries.

        In 2012, we sold 2,001 grand pianos, of which 1,098 units were shipped from our New York facility to dealers in the Americas. The remaining 903 units were shipped from our German facility primarily to Europe and Asia.

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

        With certain limited exceptions, we allow only Steinway & Sons dealers to carry Boston and Essex pianos, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway & Sons line. These pianos, which were designed by us and are produced for us in Asia, provide our dealers with an opportunity to realize better margins in this price range while capturing sales that would have otherwise gone to a competitor. Also, since our research indicates that the vast majority of Steinway customers have previously owned another piano, Boston and Essex pianos provide future Steinway piano customers with the opportunity to join the Steinway family of owners sooner. The Family of Steinway-Designed Pianos increases our business with our dealers, making us their primary supplier in many instances. Retail prices for Boston upright and grand pianos generally range from $7,300 to $50,400 in the United States. Retail prices for Essex pianos range from $4,800 to $19,100 in the United States. Sales of Boston and Essex pianos accounted for 21% of our piano division revenue and 74% of piano unit sales in 2012.

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

        In 2012, sales of sourced products accounted for approximately 40% of our band division revenue. In addition to entry-level student woodwind and brass instruments from Asia, which comprise approximately 10% of our total band sales, we also import other products such as professional saxophones, outfit drums and accessories from sources worldwide.

Woodwind and Brass Instruments – We manufacture piccolos, flutes, clarinets, oboes, bassoons, trumpets, French horns, tubas, and trombones in our manufacturing facilities in Indiana and Ohio. We sell student-level instruments in three distinct product groupings: "good" entry-level imported instruments, "better" mid-priced instruments, which are either imported or manufactured by us, and "best" instruments, the majority of which are manufactured by us. In addition, we also manufacture intermediate and professional-level woodwind and brass instruments. Sales of woodwind and brass instruments accounted for 63% of our band division revenue in 2012.

        We sell our woodwind and brass products under the brand names Bach, Selmer, Selmer Paris, C.G. Conn, Leblanc, King, Armstrong, Holton, and Yanagisawa. Suggested retail prices generally range from $400 to $2,700 for student instruments and from $1,600 to $15,600 for intermediate and professional instruments. We often customize the products that we sell to professional musicians so that the product meets requested design specifications or has certain sound characteristics. We believe that specialization of products helps us maintain a competitive edge in quality and product design. Our specialized woodwind and brass instruments sell for up to $38,000.

        We are the exclusive U.S. distributor for Yanagisawa saxophones and Selmer Paris saxophones and clarinets. The Selmer Paris saxophone is one of the best selling professional saxophones in the world.

Percussion Instruments – We manufacture, source, and distribute acoustical and tuned percussion instruments, including outfit drums, marching drums, concert drums, marimbas, xylophones, vibraphones, orchestra bells, and chimes. We manufacture percussion products in North Carolina and Illinois under the Ludwig and Musser brand names. Ludwig is considered a leading brand name in acoustical drums and timpani and Musser has a strong market position in tuned percussion products. Suggested retail prices range from $500 to $5,000 for acoustical drum outfits and from $1,250 to $22,000 for tuned percussion instruments, with specialized tuned instruments purchased by symphonies and orchestras selling for up to $28,000. Sales of percussion instruments accounted for 13% of our band division revenue in 2012.

String Instruments – We distribute primarily student-level violins, violas, cellos, and basses. Products are sold under the brand names Glaesel, Scherl & Roth, and William Lewis & Son. Suggested retail prices generally range from $300 to $3,300. We source complete instruments from Asia or import components from Europe and Asia and adjust them at our factory in Ohio. Sales of string instruments accounted for 3% of our band division revenue in 2012.

Accessories – We manufacture mouthpieces and distribute accessories such as music stands, batons, mallets, straps, mutes, reeds, pads, chin rests, strings, bows, cases and instrument care products. Sales of accessories accounted for 21% of our band division revenue in 2012.

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

        The institutional segment of the piano market is less sensitive to economic cycles than the consumer segment. Over the past several years, we have increased our marketing and sales focus on the institutional market, particularly in the United States, the United Kingdom and China. We sell pianos to institutions such as concert halls, universities, music schools, houses of worship, hotels, and retirement homes. Approximately 16% of pianos sold in 2012 were to institutional customers. The All-Steinway School program targets music schools, conservatories and universities and encourages them to obtain the All-Steinway designation in order to attract the best music students to their programs. This prestigious list grew 12% in 2012, to 152 institutions worldwide.

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

        We expect a large portion of our long-term growth to come from South America and China due to favorable demographic trends and the strong piano culture in these regions. Our revenue from China, the second largest grand piano market in the world, grew 22% in 2012, providing us an estimated market share of 6%.

        In 2012, our piano sales had the following geographic breakdown based on customer location: approximately 45% in the Americas, 26% in Europe, and 29% in the Asia-Pacific region. Our largest piano dealer accounted for approximately 3% of piano sales in 2012, while the top 15 accounts represented 26% of piano sales.

Band Segment

        Band & orchestral instruments are sold to students, amateur and professional musicians, and institutions. The majority of our instruments are purchased or rented from dealers by students enrolled in music education programs in the United States. Students join school bands or orchestras at age 11 or 12 and learn on beginner level instruments, progressing to intermediate or professional-level instruments in high school or college. We estimate that over 75% of our domestic band sales are generated through educational programs. The remaining domestic band sales are to amateur or professional musicians or performing groups, including orchestras and symphonies. Student-level instruments accounted for approximately 60% of band & orchestral unit sales and approximately one-third of instrument revenues in 2012, with intermediate and professional instruments representing the balance.

        Historically, over 80% of our band sales have been in the United States. In recent years, Asian and European markets have presented significant opportunities for growth due to the quality of our instruments and the strength of our brand names. Through collaborative efforts with our overseas distributors, we expect these markets to be a source of revenue growth in the coming years.

        In 2012, approximately 77% of band sales were in the Americas, 10% in Europe, and 13% in the Asia-Pacific region. Our largest group of band dealers under common control accounted for approximately 12% of band sales in 2012, while the top 15 accounts represented approximately 40% of band sales.

Sales and Marketing

Piano Segment

        We distribute our pianos worldwide through nearly 200 independent dealers who operate approximately 300 showrooms. We also have company operated selection centers in Tokyo and Shanghai which serve our dealers in Japan and China. In addition, we sell our pianos through fifteen company operated retail showrooms: nine in the United States and six in Europe. Sales to dealers accounted for approximately 74% of piano segment revenue in 2012. The remaining 26% was generated from sales made directly by us at one of our company operated retail showrooms.

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

Young Steinway Artist Program – Often a formal affiliation with Steinway & Sons has not been possible for an emerging artist since all Steinway Artists must personally own a Steinway piano. The financial realities of developing a career can often make that requirement difficult for many otherwise deserving young musicians. In an effort to reach out to young pianists at an early point in their burgeoning careers, we developed the Young Steinway Artist Program. This program allows us to consider pianists between 16 and 35 years of age who own either a Boston or an Essex piano. The select group of approximately 60 talented musicians chosen for the Young Steinway Artist Program has the distinction of an affiliation with the Steinway Artist family as well as access to the worldwide resources of Steinway & Sons.

Concert and Artist Piano Bank – To ensure that all pianists, especially Steinway Artists, have a broad selection of instruments to meet their individual touch and tonal preferences, we maintain the Concert and Artist Piano Bank. The Piano Bank includes approximately 460 instruments worldwide. Of these instruments, approximately 325 are located in the United States. In New York City alone, the Piano Bank includes approximately 150 instruments. Approximately 35% of these pianos are housed at local concert venues and the remaining instruments are at our flagship showroom in New York City where they are made available for various occasions. The remaining domestic-based pianos are leased to dealers around the country who actively support the Steinway Artist program. The Piano Bank promotes our instruments in the music industry and provides management with continual feedback on the quality and performance of recently produced instruments from our most critical customer, the professional pianist. The Piano Bank instruments are generally sold after five years and replaced with new pianos.

Band Segment

        Our band & orchestral, string and percussion instruments and related accessories are distributed worldwide through over 1,400 independent musical instrument dealers and distributors.

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

        We believe that our well-established, long-standing relationships with influential music educators are an important component of our distribution strategy. As part of our band director outreach and support, we operate a Division of Education to provide an educational forum that supports the day-to-day realities of music classroom management. Led by our Vice President of Education, our educational clinicians travel extensively throughout the United States, lecturing and motivating students, educators and parents on the value of music in a child's development. Within our Education Division, we continue to operate Conn-Selmer Institute ("CSI"), a program which assists graduating music education majors transition into teaching careers. CSI also offers refresher courses to experienced music educators, further enhancing our relationships with these key influencers.

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

Boston and Essex Pianos – Our mid-priced pianos compete with brands such as Bechstein, Schimmel, Kawai, and Yamaha. By working with manufacturers in Asia, we have been able to benefit from labor costs and manufacturing efficiencies similar to those of some of our primary competitors while offering consumers the added benefit of pianos designed by Steinway & Sons.

Band Segment

        We are the largest domestic producer of band & orchestral instruments and we have leading market shares with many of our professional-level instruments. Yamaha, a Japanese corporation, is our largest competitor. New entrants into the domestic market generally experience difficulty competing due to the need for both brand recognition and an effective distribution system.

        Since the economic crisis in 2009, dealers have reduced their purchases of new student-level instruments and focused additional efforts on refurbishing used instruments for their rental inventories. Due to the number of used instruments available as well as the growth of Asian manufacturers, competition for sales of student-level instruments in the United States has intensified in recent years. Offshore producers benefit from low labor costs, enabling them to offer instruments at highly competitive prices. Imported instruments have also allowed dealers to source their own proprietary lines in an attempt to improve their margins. It is difficult to quantify the impact of used and imported musical instruments since the majority of the data is not reported through industry channels.

Patents and Trademarks

        Steinway & Sons pioneered the development of the modern piano with over 150 patents granted since its founding. While we have several patents effective and pending in the United States and in several foreign countries, we do not believe our business is materially dependent upon any single patent.

        We also have some of the most well-known brand names in the music industry. Our piano trademarks include Steinway, Steinway & Sons, the Lyre design, Boston, Heirloom Collection, Crown Jewel Collection and Essex. Our band & orchestral trademarks include Bach, Selmer, C.G. Conn, Leblanc, King, Armstrong, Ludwig, Musser, Holton, Glaesel, Scherl & Roth, and William Lewis & Son. We consider our trademarks to be important and valuable assets. It is possible that the termination, expiration or infringement of one or more of our trademarks may have an adverse effect on our business, depending on the trademark and the jurisdiction. Accordingly, we maintain trademark registrations in appropriate jurisdictions on an ongoing basis and vigorously pursue any infringement by competitors or other third parties.

Raw Materials, Component Parts, and Sourced Products

        Our raw materials consist primarily of metals and woods. The majority of these materials is sourced from the Americas, with the balance coming from Europe, Asia and Africa. We manufacture our own piano plates and keys to ensure quality and availability of these component parts. Component parts for string and percussion instruments are imported from Europe and Asia. We have had adequate supplies of raw materials and component parts in the past and do not expect any disruption to the supply of these items during 2013 or in the future.

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

Labor

        As of December 31, 2012, we employed 1,698 people, consisting of 555 salaried employees and 1,143 hourly employees who work primarily in production. Of the 1,698 employees, 1,183 were employed in the United States and the remaining 515 were employed primarily in Europe.

        Approximately 48% of our workforce in the United States is represented by labor unions. In August 2011, we entered into a plant shutdown agreement with employees at our mallet instrument manufacturing facility in LaGrange, Illinois in anticipation of transferring that production to one of our existing facilities. At this time, we have 20 employees working under an extension of their previous labor contract. Since we expect to complete the transfer of production to Elkhart, Indiana by July 31, 2013, employees of the LaGrange facility are not included in our workforce statistics below.

The following table indicates the union representation and the current status of our collective bargaining agreements in the United States:

Location	Union affiliation	Type of manufacturing	Number of employees	Agreement expiration
Springfield, OH	Glass, Molders, Pottery, Plastics & Allied Workers	Piano Plates	23	September 30, 2013
New York, NY	United Furniture Workers	Pianos	289	December 31, 2015
Eastlake, OH	United Auto Workers	Band instruments	230	February 12, 2016
Elkhart, IN	United Auto Workers	Band instrument warehouse	8	March 31, 2017

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

        Our mid-priced pianos compete with brands such as Bechstein, Schimmel, Kawai, and Yamaha. By working with manufacturers in Asia, we have been able to benefit from labor costs and manufacturing efficiencies similar to those of our primary competitors. Also, with certain limited exceptions, we allow only Steinway dealers to carry the Boston and Essex piano lines, thereby ensuring that these pianos will be marketed as complementary product lines to the Steinway line.

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

Unfavorable economic conditions and changes in consumer preferences could adversely affect our business

        Our business is subject to a number of general economic factors, many of which are out of our control, that may, among other things, result in a decrease in sales and net income. Sales of musical instruments are dependent in part upon discretionary consumer spending, which may be affected by general economic conditions. For example, Steinway, which represents over 60% of our net sales, sells a relatively small number of Steinway & Sons grand pianos each year (2,001 in 2012). Given the small number of pianos we sell, even a slight decrease in sales could adversely affect our profitability. Sales in our band & orchestral division are also dependent upon the continued interest of school-aged children in playing musical instruments. Any decrease in consumer spending, reduction in school budgets or decrease in the number of school-aged children or their interest in music could result in decreased sales, which could adversely affect our business and operating results.

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

Any significant disruption in our supply from key suppliers could delay production and adversely affect our sales

        Our Boston piano line and our Essex piano line are each sole sourced from manufacturers in Asia. Our Selmer Paris instruments, certain component parts and some of our entry-level band instruments are also sourced from single manufacturers. Furthermore, due to the relatively small size of the piano industry, suppliers of machinery and equipment for manufacturing are also limited.

        We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which may be available only from limited or sole resources. Moreover, we are dependent upon the ability of our suppliers to provide material that meets specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts would adversely affect production schedules and profitability.

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

Our international operations are exposed to risks associated with exchange rate fluctuations and customs, regulations, trade restrictions and political, economic and social instability specific to the countries in which we operate

        We manufacture, market and distribute our products worldwide. Sales outside the United States accounted for 47% of our net sales in 2012 and we expect that our international operations could account for a larger portion of our sales in future years as we pursue growth opportunities in China. The various risks inherent in doing business in the United States generally also exist when doing business outside of the United States, and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations. For example, foreign regulations may limit our ability to produce and sell some of our products or repatriate profits to the United States. In addition, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. Our operations may also be negatively impacted by political, economic and social instability in the foreign countries in which we operate. We are also exposed to risks associated with foreign currency fluctuations. A change in the exchange rates of the U.S. dollar, the Japanese yen, the British pound, the Chinese yuan, or the euro relative to each other or other foreign currencies could have a negative impact on us. Although we sometimes engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be sure that these fluctuations will not have an adverse effect on us.

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

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        We own most of our manufacturing and warehousing facilities, as well as the building that includes Steinway Hall in New York City. The remaining Steinway retail stores are leased. Substantially all of the domestic real estate has been pledged to secure our debt. The following table lists our significant owned and leased facilities:

Location	Owned/ Leased	Approximate Floor Space (Square Feet)	Type of Facility and Activity Performed

Long Island City, NY	Owned	450,000	Piano manufacturing and restoration; administrative offices; piano selection center
New York, NY	Owned	247,000	Piano retail store/showroom; office rental property
Melville, NY	Leased	9,200	Piano retail store/showroom
Westport, CT	Leased	11,000	Piano retail store/showroom
Coral Gables, FL	Leased	6,000	Piano retail store/showroom
Paramus, NJ	Leased	4,000	Piano retail store/showroom
West Hollywood, CA	Leased	3,800	Piano retail store/showroom
Pasadena, CA	Leased	3,500	Piano retail store/showroom
Hinsdale, IL	Leased	4,400	Piano retail store/showroom
Northbrook, IL	Leased	4,200	Piano retail store/showroom
Springfield, OH	Owned	110,000	Piano plate manufacturing
Hamburg, Germany	Owned	221,000	Piano manufacturing; executive offices; training
	Leased	6,000	Piano retail store/showroom
Munich, Germany	Leased	10,800	Piano retail store/showroom
Düsseldorf, Germany	Leased	6,200	Piano retail store/showroom
Frankfurt, Germany	Leased	3,100	Piano retail store/showroom
Berlin, Germany	Leased	7,000	Piano retail store/showroom/service workshop
Remscheid, Germany	Leased	25,000	Piano key manufacturing
Wilkow, Poland	Owned	10,000	Piano key manufacturing
Shanghai, China	Leased	22,000	Piano warehouse/showroom/piano selection center/workshop
London, England	Leased	10,000	Piano retail store/showroom/workshop
Tokyo, Japan	Leased	11,200	Piano selection center; warehouse
	Leased	1,800	Administrative offices
Eastlake, OH	Owned	160,000	Brass instrument manufacturing
Elkhart, IN	Owned	150,000	Brass instrument manufacturing
	Owned	88,000	Woodwind manufacturing; warehouse
	Owned	81,000	Warehouse
	Owned	25,000	Administrative offices
Elkhorn, WI	Owned	58,000	Former brass instrument manufacturing; held for sale
LaGrange, IL	Owned	35,000	Percussion instrument manufacturing
Monroe, NC	Leased	114,000	Percussion instrument manufacturing; warehouse
Cleveland, OH	Leased	35,000	String instrument manufacturing
London, England	Leased	8,000	Band instrument office; warehouse

        We spent $7.0 million for capital improvements in 2012 consisting primarily of plant and facility improvements, machinery and tooling, and software and system upgrades. We expect capital spending in 2013 to be in the range of $8.0 to $10.0 million.

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

Environmental Matters

        We are required to comply with various federal, state, local and foreign environmental laws, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties contaminated by hazardous substances, including chlorinated solvents. Our operations are subject to environmental laws and regulations that require us to obtain and maintain permits from regulatory authorities. Non-compliance with environmental laws and regulations or the permits we have been issued could give rise to significant fines, penalties and other costs. We currently do not expect to incur material expenditures relating to environmental compliance in 2013.

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

        We are continuing an existing environmental remediation plan at a facility we acquired in 2000. We expect to pay these costs, which approximate $0.5 million, over an 8-year period. We have accrued approximately $0.4 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.

        A summary of expected payments associated with this project is as follows:

Environmental Payments
2013	$61
2014	61
2015	61
2016	61
2017	61
Thereafter	180

Total	$485

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.2 million. Accordingly, we have accrued this amount as our environmental liability related to this property as of December 31, 2012. The $2.2 million includes $0.4 million to conduct a pilot study to determine whether or not an alternative method of remediation would be a feasible, more effective option than our existing remediation plan. Should the results of this pilot study indicate that the alternative remediation method is feasible, we would expect to incur an additional $1.0 to $1.5 million in implementation costs. However, we will not accrue these additional costs unless and until the alternative method is determined to be a feasible method which is acceptable to the appropriate environmental remediation compliance authority.

        Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in other assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $1.9 million as of December 31, 2012 and $2.0 million as of December 31, 2011. We reached an agreement with Grenadilla whereby current environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance.

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

 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the "LVB" symbol. On March 1, 2013, we submitted an unqualified certification to the NYSE regarding our compliance with NYSE corporate governance listing standards as of the date of certification. The following table sets forth, for the periods indicated, the high and low share prices of our common stock as reported on the NYSE.

Year Ended December 31, 2012	High	Low

First Quarter	$26.82	$24.00
Second Quarter	26.19	21.91
Third Quarter	26.70	22.49
Fourth Quarter	24.93	20.75

Year Ended December 31, 2011	High	Low

First Quarter	$22.53	$18.75
Second Quarter	28.30	19.77
Third Quarter	29.30	20.20
Fourth Quarter	28.72	21.01

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

Holders of Record – As of March 1, 2013, there were 2,310 beneficial shareholders of our Ordinary common stock.

Dividends – Under our domestic credit facility agreement and the indenture for our senior note debt, we are permitted, within certain limitations, to pay cash dividends on our common stock. Although the limits under our indenture agreement increase as we accumulate earnings over time, we do not currently anticipate paying additional cash dividends on our common stock in the foreseeable future.

        The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our results of operations, financial condition, cash requirements, limitations or restrictions in debt agreements, tax treatment of dividends, business conditions and other factors.

Performance Graph – The following line graph compares the yearly percentage change in our cumulative total shareholder return on our Ordinary common stock for the period from December 31, 2007 to December 31, 2012 to the cumulative total return for the Russell 2000 Stock Index ("Russell 2000") and the cumulative total return for a peer group consisting of La-Z-Boy, Inc., Harley-Davidson, Inc., Callaway Golf Company, and Marine Products Corp ("Peer Group").

        The Peer Group was selected by management based on the status of each as a manufacturer and/or distributor of consumer goods in the luxury, leisure, or furniture categories. The performance graph assumes a $100 investment on December 31, 2007 in each of our Ordinary common stock, the Russell 2000, and the common stock of the Peer Group. Steinway Musical Instruments, Inc. is included in the Russell 2000. Total shareholder return for Steinway Musical Instruments, Inc., as well as the Russell 2000 and the Peer Group, is based on the cumulative amount of dividends for a period (assuming dividend reinvestment) and the difference between the share price at the beginning and at the end of the period.

Cumulative Total Returns

	December 31,
	2007	2008	2009	2010	2011	2012
Steinway Musical Instruments, Inc.	$100.00	$63.51	$57.71	$72.00	$90.82	$76.71
Russell 2000	100.00	65.20	81.64	102.30	96.72	110.88
Peer Group	100.00	49.85	73.09	83.81	85.75	103.02

 Purchases of Equity Securities by the Issuer

        In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our common stock. As of December 31, 2012, we have spent $2.5 million and purchased 102,127 shares under this program. We may make additional purchases of our common stock in 2013.

Equity Compensation Plans

The following table sets forth the equity compensation plan information for our Employee Stock Purchase Plan and our Stock Plans, which are described in Note 14:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Stock Plan	99,400	$23.97	—
2006 Stock Plan	541,650	21.78	246,550
2006 Purchase Plan	12,641	20.56	148,946

Total	653,691	$22.09	395,496

 Item 6. Selected Financial Data

        The following table sets forth our selected consolidated financial data as of and for each of the five years in the period ended December 31, 2012, as derived from our audited financial statements. The table should be read in conjunction with our Consolidated Financial Statements, including the footnotes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report, as well as previously filed Annual Reports on Form 10-K.

(In thousands except share and per share data)

Years Ended December 31,	2012	2011(1)	2010	2009(2)	2008(3)
Statement of operations data:
Net sales	$353,717	$346,256	$318,121	$306,436	$387,413
Gross profit	114,634	105,148	95,950	84,913	115,290
Income from operations	28,600	15,930	22,813	13,271	21,193
Net income	13,510	1,630	7,900	5,336	8,186
Earnings per share
Basic	$1.09	$0.13	$0.68	$0.60	$0.96
Diluted	$1.08	$0.13	$0.68	$0.60	$0.95
Weighted average shares:
Basic	12,409,761	12,232,098	11,640,955	8,855,138	8,557,761
Diluted	12,528,048	12,375,107	11,695,086	8,859,554	8,629,647
Balance sheet data (at December 31):
Cash	$73,406	$49,888	$119,811	$65,873	$44,380
Current assets	256,332	248,621	328,628	293,906	297,267
Total assets	425,667	409,374	485,094	449,790	453,318
Current liabilities	53,618	49,975	53,784	46,696	62,554
Total debt	68,007	68,017	154,510	158,240	186,750
Stockholders' equity	241,845	232,593	228,624	196,496	157,081
Other financial data:
Capital expenditures	$7,030	$6,942	$3,732	$4,552	$5,338
Cash dividends declared per common share	$–	$–	$–	$–	$–
Margins:
Gross profit	32.4%	30.4%	30.2%	27.7%	29.8%
Operating	8.1%	4.6%	7.2%	4.3%	5.5%
(1)
In 2011, our results were adversely impacted by a loss on extinguishment of debt of $2.4 million, as well as incremental stock-based compensation expense of $2.0 million related to the accelerated vesting of most of the outstanding awards, and $5.5 million in impairment charges related to goodwill, trademarks, property, plant, and equipment, and assets held for sale. These items are described more fully in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
In 2009, our results were beneficially impacted by a gain on extinguishment of debt of $3.4 million. This was partially offset by the $1.0 million impairment of trademarks associated with our online music business. These items are described more fully in our Annual Report on Form 10-K for the period ended December 31, 2009.

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

Piano Segment – Sales of our pianos are influenced by general economic conditions, demographic trends and general interest in music and the arts. The operating results of our piano segment are primarily affected by Steinway & Sons grand piano sales. Given the total number of these pianos that we sell in any year (2,001 sold in 2012), a slight change in units sold can have a material impact on our business and operating results. Our results are also influenced by sales of Boston and Essex pianos, which together represented 74% of total piano units sold but only 21% of total piano division revenues in 2012. Our Boston piano line and our Essex piano line are each sole sourced from Asia. The ability of these manufacturers to produce and ship products to us could impact our business and operating results. A breakdown of sales by our divisions and their geographic location can be found in Note 19 to the financial statements. In 2012, our piano sales had the following geographic breakdown based on customer location: approximately 45% in the Americas, 26% in Europe, and 29% in the Asia-Pacific region. For the year ended December 31, 2012, our piano segment sales were $216.8 million, representing 61% of our total revenues.

Piano Outlook for 2013 – We anticipate improvement in both sales and gross profit in 2013, barring any severe economic problems in major markets into which we sell. We are currently manufacturing on a full production schedule, which minimizes factory inefficiencies. We have sufficient manufacturing capacity and have hired additional staffing to meet anticipated demand. However, a significant increase in demand would require more staffing and training.

Band Segment – Our student band instrument sales are influenced by trends in school enrollment, school budgeting, and our ability to provide competitively priced products to our dealer network. Management estimates that over 75% of our domestic band sales are generated through educational programs; the remainder is to amateur or professional musicians or performing groups, including symphonies and orchestras.

        Our offerings of sourced products include quality, competitively priced instruments that have our brand names and are built to our specifications. Our product offerings are tailored to the needs of traditional school music dealers who provide full-service rental programs to band students, as well as music retailers and e-commerce dealers selling directly to end consumers from their stores or through the Internet. We believe our product offerings have helped us remain competitive at various price points and will continue to do so in the future.

        In 2012, student level instruments accounted for approximately 60% of band & orchestral unit shipments and approximately one-third of band instrument revenues, with intermediate and professional instruments representing the balance. In 2012, approximately 77% of band sales were in the Americas, 10% in Europe, and 13% in the Asia-Pacific region. For the year ended December 31, 2012, our band sales were $136.9 million, representing 39% of our total revenues.

Band Outlook for 2013 – Instrument orders are currently strong and we expect sales to continue to improve in 2013. Margins should improve due to price increases and manufacturing efficiencies. We currently have sufficient manufacturing capacity to meet anticipated or increased demand, although a significant increase in demand could require additional staffing and training.

Inflation and Foreign Currency Impact – Although we cannot accurately predict the precise effect of inflation on our operations, we do not believe that inflation has had a material effect on sales or results of operations in recent years.

        Sales to customers outside the United States represented 47% of consolidated sales in 2012. We record sales in euro, Japanese yen, British pounds, and Chinese yuan. In 2012, we generated 77% of our international sales through our piano segment. Foreign exchange rate changes decreased reported sales by approximately $4.2 million in 2012. Although currency fluctuations affect international sales, they also affect cost of sales and related operating expenses. Consequently, they generally have not had a material impact on operating income. We use financial instruments such as forward exchange contracts and currency options to reduce the impact of exchange rate fluctuations on firm and anticipated cash flow exposures and certain assets and liabilities denominated in currencies other than the functional currency of the affected division. We do not purchase currency-related financial instruments for purposes other than exchange rate risk management.

Taxes – We are subject to U.S. income taxes as well as tax in several foreign jurisdictions in which we do business. One of these foreign jurisdictions has a higher statutory rate than the United States. In addition, certain of our operations are subject to both U.S. and foreign taxes. However, in such cases we receive a credit against our U.S. taxes for foreign taxes paid equal to the percentage that such foreign income (as adjusted for reallocated interest) represents of the total income subject to U.S. tax. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and the use of foreign tax credits in the United States.

        In 2012, we used $3.0 million of foreign tax credits and carried forward $4.3 million of foreign tax credits generated during the current period. In connection with our recent decision to start repatriating earnings from our operations in China, we recorded a gross tax liability of $6.5 million offset in part by related tax credits of $3.5 million. As a result of this change, we anticipate our foreign tax credit utilization will improve. Accordingly, we reversed $1.4 million of valuation allowances on these deferred tax assets. We recorded an overall effective tax rate of 37.3%, relating primarily to 2012 operations, as well as a 1.6% tax detriment associated with discrete items.

        In 2011, we utilized a minimal amount of foreign tax credits and carried forward $3.7 million of foreign tax credits generated. Based on our 2011 analysis of anticipated foreign tax credit utilization, we recorded an additional $0.4 million of valuation allowances related to these deferred tax assets. Due to the low amount of taxable income, our non-deductible tax items and valuation allowances related to foreign tax credits had an abnormally large impact on our effective tax rate. As a result, we recorded an effective tax rate of 54.5%, which represents an effective tax rate of 55.9% relating primarily to 2011 operations and a 1.4% tax benefit associated with discrete items.

        In 2010, we utilized 100% of the foreign tax credits generated during the year, as well as $2.9 million of credits previously generated. However, due to our expectation for prospective foreign tax credit utilization at that time, we increased our valuation allowances for foreign tax credits generated during 2006 to 2008 for a comparable amount. Accordingly, the net impact on our overall effective tax rate was nominal. Since there was a minimal net impact of discrete items such as uncertain tax positions, our overall effective tax rate of 39.0% related primarily to 2010 operations.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

	For the years ended December 31,				Change
	2012		2011		$	%
Net sales
Band	$136,905		$130,715		6,190	4.7
Piano	216,812		215,541		1,271	0.6

Total sales	353,717		346,256		7,461	2.2
Cost of sales
Band	102,302		102,250		52	0.1
Piano	136,781		138,858		(2,077)	(1.5)

Total cost of sales	239,083		241,108		(2,025)	(0.8)
Gross profit
Band	34,603	25.3%	28,465	21.8%	6,138	21.6
Piano	80,031	36.9%	76,683	35.6%	3,348	4.4

Total gross profit	114,634		105,148		9,486	9.0
	32.4%		30.4%
Operating expenses	85,468		83,728		1,740	2.1
Impairment and facility rationalization charges	566		5,490		(4,924)	(89.7)

Total operating expenses	86,034		89,218		(3,184)	(3.6)
Income from operations	28,600		15,930		12,670	79.5
Other expense, net	3,406		4,226		(820)	(19.4)
Loss on extinguishment of debt	–		2,422		(2,422)	(100.0)
Net interest expense	3,651		5,698		(2,047)	(35.9)

Non-operating expenses	7,057		12,346		(5,289)	(42.8)
Income before income taxes	21,543		3,584		17,959	501.1
Income tax provision	8,033	37.3%	1,954	54.5%	6,079	311.1

Net income	$13,510		$1,630		11,880	728.8

        Piano division revenue is generated in three sales regions: Americas, Europe, and Asia-Pacific. Our Americas region sells Steinway pianos which are manufactured in New York. As such, factory variances are reflected in the gross profit and gross margin figures for the Americas region. Our Europe and Asia-Pacific regions both sell Steinway pianos manufactured in Germany. As such, we analyze gross profit and gross margin for the Europe and Asia-Pacific regions on a combined basis in order to appropriately reflect the impact of factory variances.

Overview – Piano division revenue increased due to strong demand in China coupled with incremental retail sales in the Americas. Gross profit also benefited from higher retail sales as well as efficiencies at our domestic piano factory. Band division revenues and gross profit improved due to strong demand for certain brass products and accessories as well as increased production and improved efficiencies at our brass instrument manufacturing plants.

Net Sales – Piano division revenue generated by our Americas region of $100.7 million was $2.5 million higher than the year-ago period despite flat Steinway grand unit shipments. Although sales to dealers were $2.0 million lower, this was more than offset by a $3.9 million increase in retail sales, most of which is attributable to our new stores in Chicago, IL and Pasadena, CA. Standard price increases of approximately 4% also contributed to the revenue improvement. Revenue of $60.8 million generated by our division in Europe was $5.0 million less than the year-ago period largely due to an unfavorable exchange rate impact of $3.9 million. Standard price increases of 4% partially offset the impact of a 4% decrease in Steinway grand unit shipments and a 14% decrease in Boston and Essex unit shipments in this region. Sales of $55.4 million in the Asia-Pacific region of the piano division were $3.8 million higher due to a 3% increase in Steinway grand unit shipments.

        Band division revenue increased $6.2 million during the period. Revenue from accessories improved $3.6 million from the year-ago period. Although woodwind and brass instrument shipments were down 2%, an average selling price increase of 5% and a shift in mix towards step-up and professional brass instruments led to the increase in revenue. Increased availability of inventory produced at our Eastlake, Ohio brass instrument manufacturing facility also contributed to the revenue improvement.

Cost of Sales – Cost of sales was $2.0 million lower than the year-ago period primarily due to the piano division. In 2012, our piano factory in New York ran more efficiently than in 2011, so the increase in cost of materials was more than offset by lower labor and overhead costs. Accordingly, cost of sales by the Americas region was $0.5 million lower despite an increase in revenue. Cost of sales by our Europe and Asia divisions was $1.6 million lower due to the $1.2 million decrease in sales and favorable exchange rate impact.

        Cost of sales by our band division was consistent with the year-ago period despite an increase in revenue. Although manufacturing and purchased product costs increased, the adverse impact was more than offset by a $5.6 million decrease in manufacturing inefficiencies.

Gross Profit – Gross profit was $9.5 million higher primarily due to improved sales and margins at both divisions. Piano margins generated by the Americas increased from 32.1% to 34.2%. Standard price increases and higher retail sales caused the margin improvement. Piano margins generated by the Europe and Asia-Pacific regions rose slightly from 38.5% to 39.2% due to a favorable shift in mix towards larger, higher margin Steinway grand pianos. This more than offset the impact of factory inefficiencies in Germany, which were caused by training of new workers in order to increase future production.

        Gross margins generated by the band division increased from 21.8% to 25.3% in the current period. Margins benefited from increased production and greater efficiency at our brass manufacturing facilities, which were adversely impacted by the strike at our Eastlake, Ohio brass instrument manufacturing facility in 2011. This improvement more than offset the adverse impact of materials, overhead, and sourced-product costs increases. Lower pension costs of $1.1 million also contributed to the margin improvement.

Operating Expenses – Operating expenses were $1.7 million higher than the year-ago period. In 2011, the holders of our Class A common stock sold their shares to other shareholders. In conjunction with this transaction, we incurred an incremental $3.0 million in compensation expense related to the accelerated vesting of most of our stock options and all of our restricted stock and $1.1 million in legal and consulting costs. We also incurred $3.8 million of severance costs associated with the departures of our former Chairman and former Chief Executive officer.

        Excluding these transaction-related charges, sales and marketing costs were $2.8 million higher than the year-ago period. This increase was due to $1.4 million in costs associated with our retail expansion as well as incremental bad debt expense of $0.7 million. Higher promotional and advertising costs were also a factor. Our general and administrative costs increased $6.9 million as 2012 includes $5.7 million of legal and consulting fees related to activities undertaken by our Board of Directors in pursuit of strategic alternatives. We also incurred higher personnel and consulting costs in 2012. A favorable exchange rate impact of $1.2 million partially offset these costs.

Impairment Charges – Impairment charges were $4.9 million lower than the year-ago period. In 2012, we incurred impairment charges related to our band division trademarks of $0.4 million and assets held for sale of $0.2 million. In 2011, we incurred impairment charges related to our band division and online music division goodwill and trademark intangible assets of $4.0 million. We also incurred impairment charges of $1.1 million associated with the long-lived assets at one of our manufacturing facilities as well as a $0.3 million impairment charge related to assets held for sale in 2011.

Non-operating Expenses – Non-operating expenses were $5.3 million less than the year-ago period. In 2011, we extinguished $85.0 million of our 7.00% Senior Notes, which resulted in a loss on extinguishment of debt of $2.4 million. As a result of the debt extinguishment, our net interest expense was $2.0 million lower in the current period. Although we incurred incremental costs associated with our West 57th Street building of $0.5 million, these were more than offset by an increase in foreign exchange gains of $0.8 million.

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

        Prior to 2011, we reported our operations based on two sales regions: domestic and overseas. Since we do not have comparative data for 2010 using our Americas, Europe, and Asia-Pacific sales regions, our discussion below is provided using the domestic and overseas regional format.

Overview – Higher demand caused revenue at both the band and piano divisions to improve in 2011. Piano division results were significantly better with respect to revenue and gross profit due to increased Steinway grand shipments and higher production volume at both of our manufacturing facilities. Band division results were adversely impacted by a strike at our Eastlake, Ohio brass instrument manufacturing facility, which resulted in less product availability and higher factory variances.

Net Sales – Net sales increased $28.1 million primarily due to the $25.0 million improvement in piano division revenue. Domestically, Steinway grand unit shipments were 7% higher and Boston and Essex shipments were slightly higher than the year-ago period. Overall domestic sales improved $9.1 million, $4.7 of which is attributable to increased retail sales, which were bolstered by the opening of new Company-owned retail facilities in Chicago, Illinois. Overseas, Steinway grand unit shipments were 13% higher as a result of increased wholesale demand in Europe. Boston and Essex unit shipments improved by 10% due to better demand in both Europe and Asia. These increases, coupled with a $6.0 million favorable impact due to foreign exchange, were the primary cause of a $16.0 million improvement in overseas piano revenue in 2011.

        Band division sales increased $3.1 million despite a total unit volume decrease of 2%. Overall woodwind and brass instrument shipments were 3% higher due to improved demand for woodwind products. Brass instrument shipments were consistent with the year-ago period even though we lost an estimated $3.4 million in brass instrument revenues due to the reduced availability of product caused by the strike at our Eastlake, Ohio facility.

Cost of Sales – Cost of sales increased at both divisions compared to the year-ago period. Cost of sales at our domestic piano division increased $4.7 million as a result of the sales improvement. Similarly, cost of sales overseas was $7.6 million higher due to the revenue increase.

        Band division cost of sales increased $6.7 million, $2.0 million of which was attributable to the revenue improvement. However, increased costs on manufactured and sourced products of $2.4 million, as well as factory inefficiencies, adversely impacted costs of sales in 2011.

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

Operating Expenses – Operating expenses were $10.6 million higher than in the year-ago period, of which $3.8 million is due to severance costs related to the departures of our former Chairman and former Chief Executive Officer and $1.8 million is incremental stock-based compensation. We also incurred $1.1 million of legal and consulting costs primarily related to the sale of Class A Common stock by our former Chairman and former Chief Executive Officer as well as activities undertaken by our Board of Directors in pursuit of strategic alternatives.

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

Liquidity and Capital Resources

        We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital lines, to finance our operations, repay or repurchase long-term indebtedness, finance acquisitions, and fund our capital expenditures. Regarding our overseas divisions, Japan is the only operation that is normally in a borrowing position. These borrowings are likely to be less than $1.0 million at any given time. In 2010, our domestic line went unused. In 2011, we had domestic borrowings for most of the year, as we used a significant portion of our cash to pay down $85.0 million in principal of our bonds in March 2011. However, our domestic line was paid off by December 31, 2011.

Cash Flows – Our statements of cash flows are summarized as follows:

For the years ended December 31,	2012	2011	2010
Net income:	$13,510	$1,630	$7,900
Changes in operating assets and liabilities	3,176	5,315	17,544
Other adjustments to reconcile net income to cash flows from operating activities	12,027	15,636	10,224

Cash flows from operating activities	28,713	22,581	35,668
Cash flows from investing activities	(6,824)	(10,200)	(3,962)
Cash flows from financing activities	1,621	(83,440)	23,900

        In 2012, cash flows provided by operating activities increased $6.1 million. In the current period, cash used for accounts receivable was $0.4 million higher as a result of strong Steinway piano sales near year end, which have yet to be converted to cash. Due to its revenue cycle, our band division typically uses cash for receivables until the fourth quarter. Cash provided by band division receivables was $1.0 million – consistent with the year-ago period. Cash provided by inventory was $6.7 million less than in 2011 since we are increasing our raw and work-in-process inventory at our piano division in order to meet anticipated future demand. Softer sales of our Boston and Essex pianos were also a factor. Cash used for prepaid expenses was $7.0 million lower due to the timing of insurance, real estate taxes, and prepayments for inventory. In addition, we received $1.4 million in tax payment refunds and $0.7 million in proceeds from the sale of a former band instrument manufacturing facility. Cash provided by accounts payable and accrued liabilities was $2.1 million lower largely due to the timing of pension and tax payments.

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

        In 2012, cash used for investing activities was $3.4 million lower than the year-ago period. In 2012, cash used for investing activities was comprised primarily of capital expenditures of $7.0 million. In 2011, our capital expenditures were $6.9 million, but we also paid $2.7 million in contingent consideration for the acquisition of our online music business and $0.6 million for the acquisition of our Chicago retail stores.

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

        In 2010, cash used for investing activities decreased $1.4 million, $0.8 million of which was due to reduced capital expenditures. The remaining reduction was largely attributable to lower payments for acquisitions. In 2009 we purchased a retail store in Düsseldorf, Germany. In 2010, acquisitions were limited to a small music education business purchased by our band division.

        In 2012, cash provided by financing activities shifted significantly as compared to the year-ago period, since activity was limited to cash provided by issuance of stock of $1.6 million. In 2011, we spent $86.5 million to extinguish a significant portion of our 7.00% Senior Notes, which was partially offset by proceeds from sales of stock of $4.6 million.

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

Capital Expenditures – Our capital expenditures consist primarily of plant and facility improvements, machinery and tooling, and software and system upgrades. We expect capital spending in 2013 to be in the range of $8.0 to $10.0 million, relating to similar items.

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

a)
Receivable dating – Payments on purchases made from October through August are due in October of the following year. Dealers are offered discounts for early payment.

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

Other Financing Arrangements – We established a program in 2009 to provide financing to certain domestic piano dealers. There was only one dealer remaining on this program as of December 31, 2012. This dealer had total credit availability of $0.3 million. Beyond this program, we generally do not provide extended financing arrangements to our piano dealers. Typically, if financing is required by a dealer, we will facilitate arrangements through third-party providers. We generally provide no guarantees with respect to these arrangements.

Off-balance Sheet Arrangements – We currently do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Pensions and Other Postretirement Benefits – When determining the amounts to be recognized in the consolidated financial statements related to our domestic pension plan, we used a long-term rate of return on plan assets of 9%, which was developed with input from our investment committee and our third-party advisors, and is consistent with that of prior years. We believe that 9% is consistent with the historical long-term return trends on our domestic pension assets and our expectations for future returns. The discount rate utilized for determining future pension and other postretirement benefit obligations for our domestic plans is based on a long-term bond yield curve which matches the expected benefit payment period under the plan. The bonds used have been rated Aa or AA or better by recognized rating agencies, are non-callable, and have at least $250.0 million par outstanding to ensure they are sufficiently marketable. The weighted-average discount rates used for December 31, 2012 and 2011 were 4.13% and 4.97%, respectively, for our domestic pension plan and 4.10% and 4.91% for our postretirement benefit obligation plan. Our postretirement benefit obligation plan is not material to our consolidated financial statements.

        The weighted-average discount rates (3.81% and 4.97% as of December 31, 2012 and 2011, respectively) and rates of return (5.50% and 5.30% as of December 31, 2012 and 2011, respectively) on plan assets for our foreign pension plan were similarly developed utilizing long-term rates of return and discount rates reasonably expected to occur in the applicable jurisdiction.

Borrowing Activities and Availability – On October 5, 2010, we entered into a domestic credit facility with a syndicate of lenders (the "Credit Facility"). The Credit Facility provides us with a potential borrowing capacity of $100.0 million in revolving credit loans and expires on October 5, 2015. It also provides for borrowings at either London Interbank Offering Rate ("LIBOR") plus a range from 1.75% to 2.25% or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon availability at the time of borrowing. Borrowings are collateralized by our domestic accounts receivable, inventory and certain fixed assets.

        Our non-domestic foreign currency denominated credit facilities provide for borrowings equivalent to $23.6 million as of December 31, 2012. There have been no material changes to our net borrowing abilities overseas, and we typically are in a borrowing position of less than $1.0 million at any given time. Our non-domestic credit facilities are discussed more fully in Note 12 to the consolidated financial statements.

        At December 31, 2012, our total outstanding indebtedness amounted to $68.1 million, consisting of $67.5 million of 7.00% Senior Notes due March 1, 2014 and $0.6 million of notes payable to foreign banks. We had nothing outstanding on our domestic line of credit as of December 31, 2012 and $84.2 million of net borrowing availability. During 2011 we extinguished $85.0 million in principal of our Senior Note debt. We may consider additional repurchases or restructuring of our Senior Note debt in the future, contingent upon cash availability, interest rates, and the trading prices on our Senior Notes, which are callable at par. Cash interest paid was $4.8 million in 2012, $8.9 million in 2011, and $12.3 million in 2010.

        All of our debt agreements contain covenants that place certain restrictions on us, limiting our ability to incur additional indebtedness, to make investments in other entities, and to make cash dividend payments. We were in compliance with all such covenants as of December 31, 2012 and do not anticipate any compliance issues in 2013. Our domestic debt agreements contain limitations on the amount of discretionary repurchases we may make of our common stock. Our intent and ability to repurchase additional common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program which permits us to make discretionary purchases of up to $25.0 million of our common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We may make additional purchases of stock under this program in 2013.

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

        As of December 31, 2012 our operations in foreign tax jurisdictions held $31.9 million in cash, comprised of $20.7 million in renminbi, $4.3 million in yen, $2.9 million in euro, and $3.9 million in pounds. Historically we have indefinitely reinvested these earnings. However, due to the strong fourth quarter results of our operations in China, we have determined that the cash generated and expected to be generated by that division in the future exceeds the amount necessary to adequately fund operations there. Accordingly, we no longer intend to reinvest these earnings and have recognized an additional $3.1 million in net tax liability as of December 31, 2012 as a result. The amount of funds we will be able to repatriate to the United States is contingent upon approval of applicable taxing authorities, but we expect to repatriate approximately $15.0 million in 2013. We continue to indefinitely reinvest the earnings of our other operations in foreign tax jurisdictions. We believe that domestic cash flow from operations coupled with our domestic borrowing availability is sufficient to fund domestic operating and debt service activity through 2013. Similarly cash flow from overseas operations coupled with our overseas borrowing availability is sufficient to fund overseas operating activity through 2013.

        We do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2013. Our Senior Notes mature on March 1, 2014, and we are currently renegotiating our domestic line of credit, but do not believe any anticipated outcome will have a material adverse impact on our liquidity in 2013. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations and available borrowings under existing and potential credit facilities will be adequate to meet our debt service requirements, fund continuing capital requirements and satisfy our working capital and general corporate needs through 2013.

Contractual Obligations – The following table provides a summary of our contractual obligations at December 31, 2012.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$73,599	$5,305	$68,294	$–	$–
Capital leases	6	4	2	–	–
Operating leases(2)	250,827	6,414	10,225	8,556	225,632
Purchase obligations(3)	47,821	47,821	–	–	–
Other non-current liabilities(4)	63,266	4,532	2,374	2,332	54,028

Total	$435,519	$64,076	$80,895	$10,888	$279,660

Notes to Contractual Obligations:

(1)
Long-term debt represents long-term debt obligations, the fixed interest on our Senior Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable December 31, 2012 rates. The nature of our long-term debt obligations is described more fully in the "Borrowing Availability and Activities" section of "Liquidity and Capital Resources."

(2)
Approximately $237.8 million of our operating lease obligations are attributable to the land lease associated with Steinway Hall, which has eighty-five years remaining, and is described in Note 15 in the Notes to Consolidated Financial Statements included within this filing; the remainder is attributable to the leasing of other facilities and equipment.

(3)
Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and equipment.

(4)
Our other non-current liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 16 in the Notes to Consolidated Financial Statements included within this filing, and obligations under employee and consultant agreements, which are described in Note 15 in the Notes to the Consolidated Financial Statements included within this filing. We have not included $0.1 million of uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

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

  Receivables

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

  Inventory

          We write down our inventory carrying values for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, including a shift from batch processing to single piece production flow, coupled with increased offshore sourcing, could affect our ability to realize the current carrying value of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We account for our inventory using standard costs. Accordingly, variances between actual and standard costs that are normal in nature are capitalized into inventory and released based on calculated inventory turns. Abnormal costs are expensed in the period in which they occur.

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

          We establish long-lived intangible assets based on estimated acquisition-date fair values, and amortize finite-lived intangibles over their estimated useful lives. We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within a reporting unit that have similar economic characteristics.

          Our assessment is based on a comparison of net book value to estimated fair values primarily using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market participant weighted-average costs of capital as a basis for determining the discount rates to apply to our reporting unit's future expected cash flows, adjusted for the risks and uncertainty inherent in our industry generally and in our internally developed forecasts. We also use a market approach against which we benchmark the results of our income approach to ensure that the results are appropriate.

          Our assessment of indefinite-lived trademarks compares the present value of the future estimated after tax royalty payments, discounted at a risk-adjusted rate of return to the carrying value of the trademark. This relief-from-royalty method estimates the savings in royalties a company would otherwise have had to pay if it did not own the trademark and had to license them from a third party.

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

  Environmental Liabilities

          We make certain assumptions when calculating our environmental liabilities. We base our selection of assumptions, such as cost and length of time for remediation, on data provided by our environmental consultants, as well as information provided by regulatory authorities. We also make certain assumptions regarding the indemnifications we have received from others, including whether remediation costs are within the scope of the indemnification, the indemnifier's ability to perform under the agreement, and whether past claims have been successful. Amounts recorded for our environmental obligations and expenses can fluctuate based on management's assumptions.

        We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our consolidated financial statements.

Recent Accounting Pronouncements

        We adopted certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on our consolidated financial statements.

        We adopted the amendments to ASC 220, "Comprehensive Income," effective January 1, 2012. The amendments pertained to presentation and disclosure only and did not have a material impact on our consolidated financial statements.

        We adopted the amendments to ASC 350, "Intangibles-Goodwill and Others," effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate some of our cash flow exposure to foreign currency fluctuations by holding foreign currency forward and option contracts. These contracts are not designated as hedges for accounting purposes. The contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of these contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 2012, a 10% negative change in foreign currency exchange rates from market rates would increase the fair value of the contracts by $0.2 million. Gains and losses on the foreign currency exchange contracts are defined as the difference between the contract rate at its inception date and the current forward rate. However, any such gains and losses would be offset by corresponding losses and gains, respectively, on the related asset or liability.

Interest Risk

        Our interest rate exposure is limited primarily to interest rate changes on our variable rate debt. Our revolving loans bear interest at rates that fluctuate with changes in PRIME, LIBOR, TIBOR, and EURIBOR and are therefore sensitive to changes in market interest rates. Since we had limited variable rate borrowings for the year ended December 31, 2012, a hypothetical 10% increase in interest rates would have increased our interest expense by a nominal amount.

        Our long-term debt includes $67.5 million of Senior Notes with a fixed interest rate. Accordingly, there would be no immediate impact on our interest expense associated with these Senior Notes due to fluctuations in market interest rates. However, based on a hypothetical 10% immediate decrease in market interest rates, the increase in fair value of our Senior Notes, which would be sensitive to such interest rate changes, would be nominal as of December 31, 2012.

Item 8. Financial Statements and Supplementary Data

        The information required by this item may be found on pages F-1 through F-43 of this Annual Report on Form 10-K.

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2012, the end of the period covered by this report.

Internal Control Over Financial Reporting

        There were no changes in our Company's internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are likely to materially affect, our Company's internal control over financial reporting.

 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Steinway Musical Instruments, Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors.

Based on its assessment, management determined that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, audited the Company's internal control over financial reporting as stated in their report, which appears elsewhere in this report.

By:	/s/ Michael T. Sweeney Michael T. Sweeney Chief Executive Officer March 14, 2013
By:	/s/ Dennis M. Hanson Dennis M. Hanson Chief Financial Officer March 14, 2013

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2012, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2012, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2012, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2012, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

        The information called for by this item is hereby incorporated by reference to the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2012, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as a part of this report:

1.	Financial Statements	Sequential Page Number
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Statements of Operations Years Ended December 31, 2012, 2011, and 2010	F-4
	Consolidated Statements of Comprehensive Income (Loss) Years Ended December 31, 2012, 2011, and 2010	F-5
	Consolidated Balance Sheets as of December 31, 2012 and 2011	F-6
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010	F-7
	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011, and 2010	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Schedules

All required schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Notes to the Consolidated Financial Statements.

3.	Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant(2)
3.2	Amended and Restated Bylaws of Registrant(12)
4.1	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer; the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee(4)
4.2	Rights Agreement dated September 26, 2011 between Steinway Musical Instruments, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, including the Form of Certificate of Designations of Participating Preferred Stock, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto(12)
4.3	Amendment No. 1 to Rights Agreement between the Company and Continental Stock Transfer & Trust Company(17)
10.1	Employment Agreement dated as of May 1, 2011 by and between Steinway & Sons and Thomas Kurrer(9)

10.2	Employment Agreement dated as of May 1, 2011 by and between Steinway, Inc. and Ronald Losby(9)
10.3	Employment Agreement Amendment dated December 21, 2012 between Steinway, Inc. and Ronald Losby(16)
10.4	Employment Agreement dated May 1, 2011 by and between Steinway Musical Instruments, Inc. and Dennis Hanson(9)
10.5	Employment Agreement Amendment dated December 21, 2012 between Steinway Musical Instruments, Inc. and Dennis M. Hanson(16)
10.6	Succession Agreement dated October 24, 2011 by and between Steinway Musical Instruments, Inc. and Dana Messina(13)
10.7	Employment Agreement dated October 24, 2011 by and between Steinway Musical Instruments, Inc. and Michael Sweeney(13)
10.8	Succession Agreement dated July 1, 2011 by and between Steinway Musical Instruments, Inc. and Kyle Kirkland(10)
10.9	Employment Agreement dated December 20, 2011 between Conn-Selmer, Inc. and John M. Stoner, Jr.(14)
10.10	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie(1)
10.11	Loan and Security Agreement dated as of October 5, 2010, among Conn-Selmer, Inc. and Steinway, Inc. as borrowers; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative Agent(8)
10.12	Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Jointers of America(6)
10.13	Summary Description of Compensation for Non-Employee Directors(11)
10.14	Steinway Musical Instruments, Inc. 2006 Stock Compensation Plan(5)
10.15	Steinway Musical Instruments, Inc. 2006 Employee Stock Purchase Plan(5)
10.16	Subscription Agreement dated as of November 5, 2009, by and among Samick Musical Instruments Co, Ltd., and Steinway Musical Instruments, Inc.(7)
10.17	Amendment No. 1 to Subscription Agreement between the Company and Samick Musical Instruments Co., Ltd.(17)
10.18	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359(15)
10.19	Agreement Steinway & Sons with Local 81102, F.W.I.U.E.-C.W.A, A.F.L., C.I.O. dated January 1, 2013
14.0	Code of Ethics and Professional Conduct(3)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

  (15)
  Previously filed with the Commission on March 15, 2012 as an exhibit to the Registrant's Annual Report on Form 10-K.

  (16)
  Previously filed with the Commission on December 26, 2012 as an exhibit to the Registrant's Current Report on Form 8-K.

  (17)
  Previously filed with the Commission on February 22, 2013 as an exhibit to the Registrant's Current Report on Form 8-K.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steinway Musical Instruments, Inc.
By:	/s/ Michael T. Sweeney Michael T. Sweeney	March 14, 2013 (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed below on March 14, 2013:

Signature	Title

/s/ Michael T. Sweeney Michael T. Sweeney	Director, Chairman, and Chief Executive Officer (Principal Executive Officer)
/s/ Dennis M. Hanson Dennis M. Hanson	Chief Financial Officer (Principal Financial Officer)
/s/ Donna M. Lucente Donna M. Lucente	Controller (Principal Accounting Officer)
/s/ Edward Kim Eungjong (Edward) Kim	Director
/s/ Joon W. Kim Joon W. Kim	Director
/s/ Jong Sup Kim Jong Sup Kim	Director
/s/ Kyle R. Kirkland Kyle R. Kirkland	Director
/s/ Thomas Kurrer Thomas Kurrer	Director
/s/ Don Kwon Dong Hyun (Don) Kwon	Director
/s/ David Lockwood David Lockwood	Director

Signature	Title

/s/ Dana D. Messina Dana D. Messina	Director
/s/ John M. Stoner, Jr. John M. Stoner, Jr.	Director
/s/ Gregory S. Wood Gregory S. Wood	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Steinway Musical Instruments, Inc.:

We have audited the accompanying consolidated balance sheets of Steinway Musical Instruments, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steinway Musical Instruments, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Boston, Massachusetts
March 14, 2013

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Share and Per Share Data)

For the years ended December 31,	2012	2011	2010
Net sales	$353,717	$346,256	$318,121
Cost of sales	239,083	241,108	222,171

Gross profit	114,634	105,148	95,950
Operating expenses:
Sales and marketing	45,924	43,581	41,340
General and administrative	38,464	38,921	29,688
Amortization	1,046	1,101	1,226
Other operating expenses	34	125	883
Impairment and facility rationalization charges	566	5,490	—

Total operating expenses	86,034	89,218	73,137

Income from operations	28,600	15,930	22,813
Other expense, net	3,406	4,226	370
Loss (gain) on extinguishment of debt	—	2,422	(104)
Interest income	(1,184)	(1,339)	(1,431)
Interest expense	4,835	7,037	11,017

Total non-operating expenses, net	7,057	12,346	9,852

Income before income taxes	21,543	3,584	12,961
Income tax provision	8,033	1,954	5,061

Net income	$13,510	$1,630	$7,900

Earnings per share – basic	$1.09	$0.13	$0.68

Earnings per share – diluted	$1.08	$0.13	$0.68

Weighted average shares:
Basic	12,409,761	12,232,098	11,640,955
Diluted	12,528,048	12,375,107	11,695,086

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

For the years ended December 31,	2012	2011	2010
Net income	$13,510	$1,630	$7,900
Other comprehensive income (loss)
Foreign currency translation adjustments	546	490	(3,540)
Pension and other postretirement benefits	(10,511)	(11,382)	(2,600)
Effect of income taxes	3,632	4,551	1,056

Total comprehensive income (loss)	$7,177	$(4,711)	$2,816

Steinway Musical Instruments, Inc. and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Data)

December 31,	2012	2011
Assets
Current assets:
Cash	$73,406	$49,888
Accounts, notes and other receivables, net	43,536	42,322
Inventories	125,081	132,401
Prepaid expenses and other current assets	9,079	11,917
Deferred tax assets	5,230	12,093

Total current assets	256,332	248,621
Property, plant and equipment, net	91,485	86,997
Trademarks	13,420	13,743
Goodwill	22,916	22,676
Other intangibles, net	1,328	2,293
Other assets	15,801	18,430
Long-term deferred tax assets	24,385	16,614

Total assets	$425,667	$409,374

Liabilities and stockholders' equity
Current liabilities:
Debt	$576	$650
Accounts payable	12,867	10,702
Other current liabilities	40,175	38,623

Total current liabilities	53,618	49,975
Long-term debt	67,431	67,367
Deferred tax liabilities	560	2,438
Pension and other postretirement benefit liabilities	54,501	48,468
Other non-current liabilities	7,712	8,533

Total liabilities	183,822	176,781

Commitments and contingent liabilities
Stockholders' equity:
Class A common stock, $.001 par value, 5,000,000 shares authorized, 477,952 shares issued, 0 shares outstanding in 2011 and 2012	–	–
Ordinary common stock, $.001 par value, 90,000,000 shares authorized, 14,354,617 and 14,286,802 shares issued in 2012 and 2011, respectively, and 12,458,614 and 12,365,399 shares outstanding in 2012 and 2011, respectively	14	14
Additional paid-in capital	162,579	160,996
Retained earnings	148,934	135,522
Accumulated other comprehensive loss	(25,609)	(19,276)
Treasury stock, at cost (1,896,003 and 1,921,403 shares of Ordinary common stock in 2012 and 2011, respectively)	(44,073)	(44,663)

Total stockholders' equity	241,845	232,593

Total liabilities and stockholders' equity	$425,667	$409,374

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

For the years ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$13,510	$1,630	$7,900
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,088	8,781	9,550
Loss (gain) on extinguishment of debt	–	2,422	(104)
Impairment and facility rationalization charges	566	5,490	–
Stock-based compensation expense	442	3,632	1,447
(Excess benefit) tax deficiency from stock-based awards	(11)	(297)	63
Tax benefit from stock option exercises	23	434	5
Deferred tax expense (benefit)	1,500	(5,187)	(458)
Provision for (recovery of) doubtful accounts	668	(29)	(294)
Other	(249)	390	15
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts, notes and other receivables	(435)	(41)	2,031
Inventories	2,644	9,315	9,867
Prepaid expenses and other assets	2,484	(4,543)	(933)
Accounts payable	2,159	(1,400)	2,575
Other current and non-current liabilities	(3,676)	1,984	4,004

Cash flows from operating activities	28,713	22,581	35,668
Cash flows from investing activities:
Capital expenditures	(7,030)	(6,942)	(3,732)
Proceeds from sales of property, plant and equipment	11	42	20
Other	195	(11)	103
Payment for acquisition and contingent consideration for previous acquisitions	–	(3,289)	(353)

Cash flows from investing activities	(6,824)	(10,200)	(3,962)
Cash flows from financing activities:
Borrowings under lines of credit	4,500	16,607	2,136
Repayments under lines of credit	(4,500)	(18,470)	(400)
Repayments of long-term debt, net of premium or discount	–	(86,488)	(5,633)
Proceeds from issuance of common stock	1,610	4,614	28,209
Purchase of treasury stock	–	–	(349)
Excess benefit (tax deficiency) from stock-based awards	11	297	(63)

Cash flows from financing activities	1,621	(83,440)	23,900
Effects of foreign exchange rate changes on cash	8	1,136	(1,668)

Increase (decrease) in cash	23,518	(69,923)	53,938
Cash, beginning of year	49,888	119,811	65,873

Cash, end of year	$73,406	$49,888	$119,811

Supplemental cash flow information:
Interest paid	$4,804	$8,879	$12,279
Income taxes paid	$7,763	$6,727	$7,429

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2010	$12	$125,192	$126,415	$(7,851)	$(47,272)	196,496
Net income			7,900			7,900
Foreign currency translation adjustment				(3,540)		(3,540)
Changes in pension and other postretirement benefits, net				(1,544)		(1,544)
Exercise of 24,950 options for shares of common stock		14	(106)		553	461
Tax benefit of options exercised		5				5
Stock-based compensation		1,447				1,447
Issuance of 1,756,821 shares of common stock	2	27,746				27,748
Purchase of 21,827 shares of treasury stock					(349)	(349)

Balance, December 31, 2010	14	154,404	134,209	(12,935)	(47,068)	228,624
Net income			1,630			1,630
Foreign currency translation adjustment				490		490
Changes in pension and other postretirement benefits, net				(6,831)		(6,831)
Exercise of 274,200 options for shares of common stock	–	1,938	(317)		2,405	4,026
Tax benefit of options exercised		434				434
Stock-based compensation		3,632				3,632
Issuance of 35,487 shares of common stock	–	588				588

Balance, December 31, 2011	14	160,996	135,522	(19,276)	(44,663)	232,593
Net income			13,510			13,510
Foreign currency translation adjustment				546		546
Changes in pension and other postretirement benefits, net				(6,879)		(6,879)
Exercise of 65,250 options for shares of common stock	–	530	(98)		590	1,022
Tax benefit of options exercised		23				23
Stock-based compensation		442				442
Issuance of 27,965 shares of common stock		588				588

Balance, December 31, 2012	$14	$162,579	$148,934	$(25,609)	$(44,073)	$241,845

See notes to consolidated financial statements.

Steinway Musical Instruments, Inc. and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011, and 2010
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

        When impairment indicators are present, we evaluate the recoverability of our long-lived asset groups by comparing the estimated future cash flows expected to be generated by those assets to their carrying value. Should the assessment indicate an impairment, the affected assets are written down to fair value. Assets held-for-sale are included in prepaid expenses and other current assets and are recorded at the lower of cost or fair value less disposal costs. Concert and Artist and rental pianos are periodically transferred from our inventory to fixed assets.

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

Advertising – Advertising costs are expensed as incurred. Advertising expense was $6.5 million for the year ended December 31, 2012, $6.1 million for the year ended December 31, 2011, and $5.2 million for the year ended December 31, 2010.

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

        We report income tax-related interest and penalties as a component of income tax expense. We file income tax returns at the U.S. federal, state, and local levels, as well as in several foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2009.

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

Stock-Based Compensation – We have an employee stock purchase plan ("Purchase Plan") and stock award plans ("Stock Plans"), which are described in Note 14.

        We measure the grant date fair value of equity awards given to employees in exchange for services and, with the exception of the vesting which was accelerated in 2011, recognize that cost over the period that such services are performed. The cost of share-based awards is recognized on a straight-line basis over each award's requisite service period. We estimate the fair value of our stock option awards and employee stock purchase plan rights on the date of grant using the Black-Scholes option valuation model. See Note 14 for additional information regarding our stockholders' equity and stock arrangements.

Environmental Matters – Potential environmental liabilities are recorded when it is probable that a loss has been incurred and its amount can reasonably be estimated. See Note 15 for additional information.

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

Accumulated Other Comprehensive Income (Loss) – Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments, and certain changes in pension and other postretirement benefit liabilities, and is reported in the consolidated statements of comprehensive income (loss) for all periods presented.

Recent Accounting Pronouncements

        We adopted certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on our consolidated financial statements.

        We adopted the amendments to ASC 220, "Comprehensive Income," effective January 1, 2012. The amendments pertained to presentation and disclosure only and did not have a material impact on our consolidated financial statements.

        We adopted the amendments to ASC 350, "Intangibles-Goodwill and Others," effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on our consolidated financial statements.

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

        The following table presents the calculation of basic and diluted earnings per share:

For the years ended December 31,	2012	2011	2010
Numerator:
Net income	$13,510	$1,630	$7,900
Denominator:
Weighted-average common shares outstanding – basic	12,409,761	12,232,098	11,640,955
Dilutive effect of stock-based compensation plans	118,287	143,009	54,131

Weighted-average common shares outstanding – diluted	12,528,048	12,375,107	11,695,086

Net income per share – basic	$1.09	$0.13	$0.68
Net income per share – diluted	$1.08	$0.13	$0.68

        Antidilutive options not included in our diluted earnings per common share calculation totaled 356,400 as of December 31, 2012, 372,000 as of December 31, 2011, and 739,336 as of December 31, 2010.

4.     Accounts, Notes and Other Receivables

        Accounts, notes and other receivables are recorded net of allowances for bad debts, discounts and returns. Generally, we reserve all receivables that are in excess of one year past due. We write off receivables in the event of customer bankruptcy, or at management's discretion when collectibility is no longer reasonably possible.

December 31,	2012	2011
Accounts receivable	$38,803	$40,927
Notes and other receivables	12,705	12,149

Accounts, notes and other receivables, gross	51,508	53,076
Allowance for doubtful accounts	(6,353)	(9,083)
Allowance for discounts and returns	(1,619)	(1,671)

Accounts, notes and other receivables, net	$43,536	$42,322

A summary of the activity in the allowance for doubtful accounts is as follows:

For the years ended December 31,	2012	2011	2010
Beginning balance	$9,083	$10,316	$11,088
Additions (recoveries)	668	(29)	(294)
Foreign currency translation adjustments	4	(3)	(10)
Deductions and other	(3,402)	(1,201)	(468)

Ending balance	$6,353	$9,083	$10,316

5.     Inventories

        Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. A summary of the net inventories held as of December 31, 2012 and 2011 is as follows:

December 31,	2012	2011
Raw materials	$18,582	$18,242
Work-in-process	34,923	33,377
Finished goods	71,576	80,782

	$125,081	$132,401

A summary of the activity in the inventory reserves is as follows:

For the years ended December 31,	2012	2011	2010
Beginning balance	$12,220	$13,054	$12,186
Additions charged to costs and expenses	2,402	1,824	3,007
Foreign currency translation adjustments	10	(11)	(57)
Deductions and reclassifications	(2,736)	(2,647)	(2,082)

Ending balance	$11,896	$12,220	$13,054

6.     Property, Plant and Equipment, Net

December 31,	2012	2011
Land	$19,119	$19,001
Buildings and improvements	78,210	73,265
Leasehold improvements	6,185	5,718
Machinery, equipment and tooling	62,291	61,614
Office furniture and fixtures	11,689	12,403
Concert and Artist and rental pianos	30,183	27,331
Construction-in-progress	1,366	2,956

	209,043	202,288
Less accumulated depreciation	(117,558)	(115,291)

	$91,485	$86,997

        Depreciation expense was $8.0 million in 2012, $7.7 million in 2011, and $8.3 million in 2010. We recorded impairment charges of $0.9 million related to buildings and $0.3 million related to machinery, equipment, and tooling at one of our band instrument manufacturing facilities in 2011. These charges are discussed more fully in Note 13.

7.     Goodwill, Trademarks, and Other Intangible Assets

The changes in the carrying amounts of goodwill and trademarks are as follows:

	Piano Segment	Band Segment	Total
Goodwill:
Balance, January 1, 2011	$25,823	$200	$26,023
Impairment charge	(2,727)	(200)	(2,927)
Foreign currency translation impact	(420)	–	(420)

Balance, December 31, 2011	22,676	–	22,676
Foreign currency translation impact	240	–	240

Balance, December 31, 2012	$22,916	$–	$22,916

	Piano Segment	Band Segment	Total
Trademarks:
Balance, January 1, 2011	$9,157	$5,824	$14,981
Impairment charge	(255)	(850)	(1,105)
Foreign currency translation impact	(133)	–	(133)

Balance, December 31, 2011	8,769	4,974	13,743
Impairment charge	–	(400)	(400)
Foreign currency translation impact	77	–	77

Balance, December 31, 2012	$8,846	$4,574	$13,420

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

        Our analysis performed in 2011 was impacted by reductions in band revenue growth assumptions and lower profit margins, both of which have a significant impact on our discounted cash flow models. The assumptions were impacted in part by changes made to certain product lines, including the redesign of certain student woodwind instruments and the discontinuation of sourcing some components in favor of in-house manufacturing in order to ensure supply and quality. These changes resulted in increased costs, which caused lower margins despite price increases which we implemented on July 1, 2011. As a result, we recorded a $0.9 million charge to trademarks in 2011. We also wrote off $0.2 million of goodwill associated with the band division's music education business in 2011. In connection with completing this impairment analysis for the band division's reporting units, we also evaluated the recoverability of its long-lived assets. The results of that analysis are discussed in Note 13.

        The 2011 multi-year cash flow forecast associated with our online music business also reflected deterioration in revenue and growth assumptions due to recent decreases in order volume and declining market trends in the compact disc industry. Music consumers are increasingly using other delivery methods such as digital downloading and streaming as preferred methods of obtaining music, both of which require additional investment. As a result, our future anticipated cash flows for this business were reduced and our associated goodwill and trademarks were determined to be impaired. Accordingly, we recorded a $2.7 million charge to goodwill and a $0.3 million charge to trademarks associated with our online music business during the period.

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

December 31,	2012	2011
Amortizing intangible assets:
Gross deferred financing costs	$3,932	$3,932
Accumulated amortization	(3,130)	(2,726)

Deferred financing costs, net	$802	$1,206

Gross non-compete agreements	$250	$250
Accumulated amortization	(231)	(181)

Non-compete agreements, net	$19	$69

Gross customer relationships	$843	$762
Accumulated amortization	(506)	(349)

Customer relationships, net	$337	$413

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(2,006)	(1,571)

Website and developed technology, net	$170	$605

Total other intangibles	$7,201	$7,120
Accumulated amortization	(5,873)	(4,827)

Other intangibles, net	$1,328	$2,293

        In 2011, we wrote off $1.0 million of deferred financing costs, primarily due to the redemption of $85.0 million of our 7.00% Senior Notes in May 2011. These transactions are discussed more fully in Note 12.

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

For the years ended December 31,	2012	2011	2010
Total amortization expense	$1,046	$1,101	$1,226

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years:

For the years ended December 31,	Amount
2013	$709
2014	321
2015	237
2016	49
2017	12

Total	$1,328

8.     Other Assets

December 31,	2012	2011
Notes receivable, net	$1,547	$2,885
Marketable securities	1,838	1,583
Deposits	6,771	6,632
Environmental escrow receivable	1,871	1,998
Pension assets	133	–
Benefits insurance	987	2,354
Other assets	2,654	2,978

Total	$15,801	$18,430

        Deposits include $4.1 million set aside for potential workers' compensation liabilities, $2.1 million for environmental remediation, and $0.4 million for collateral as of December 31, 2012. Deposits include $4.0 million set aside for potential workers' compensation liabilities, $2.1 million for environmental remediation, and $0.4 million for collateral as of December 31, 2011. The use of these funds is therefore restricted unless we replace the deposits with a letter of credit of a similar amount.

9.     Other Current Liabilities

December 31,	2012	2011
Accrued payroll and related benefits	$15,748	$12,965
Current portion of pension and other postretirement benefit liabilities	1,389	1,235
Accrued warranty expense	1,327	1,242
Accrued interest	1,563	1,608
Deferred income	10,834	8,971
Income and other taxes payable	202	1,105
Other accrued expenses	9,112	11,497

Total	$40,175	$38,623

        Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally based on historical warranty costs as a percentage of sales and is adjusted periodically following an analysis of warranty activity.

A summary of the activity in accrued warranty expense is as follows:

For the years ended December 31,	2012	2011	2010
Beginning balance	$1,242	$1,510	$1,553
Additions	1,099	1,123	894
Claims and reversals	(1,031)	(1,381)	(896)
Foreign currency translation	17	(10)	(41)

Ending balance	$1,327	$1,242	$1,510

10.   Other Expense, Net

For the years ended December 31,	2012	2011	2010
West 57th Street building income	$(1,952)	$(2,373)	$(4,930)
West 57th Street building expense	7,083	6,963	6,786
Foreign exchange gain, net	(1,020)	(254)	(878)
Miscellaneous, net	(705)	(110)	(608)

Total	$3,406	$4,226	$370

        West 57th Street building income includes all rent and other income attributable to the property; West 57th Street building expense includes the land lease, real estate taxes, depreciation, and other building costs. Since we retain a portion of the leasable space for our own retail store use, we have allocated a ratable portion of the building cost to sales and marketing expenses.

11.   Income Taxes

The components of the income tax provision are as follows:

For the years ended December 31,	2012	2011	2010
U.S. federal:
Current	$–	$862	$392
Deferred	492	(4,863)	(11)
U.S. state and local:
Current	606	–	353
Deferred	141	(383)	(320)
Foreign:
Current	5,927	6,279	4,774
Deferred	867	59	(127)

Total	$8,033	$1,954	$5,061

The components of income (loss) before income taxes are as follows:

For the years ended December 31,	2012	2011	2010
U.S. operations	$(645)	$(16,614)	$(1,549)
Non-U.S. operations	22,188	20,198	14,510

Total	$21,543	$3,584	$12,961

Our income tax provision differed from that using the statutory U.S. federal rate of 35% as follows:

For the years ended December 31,	2012	2011	2010
Statutory federal rate applied to income before income taxes	$7,540	$1,254	$4,536
Increase (decrease) in income taxes resulting from:
Foreign income taxes (net of federal benefit)(1)	(1,080)	(327)	(98)
State income taxes (net of federal benefit)	62	(230)	140
Permanent items	257	712	528
Repatriation of foreign earnings	3,054	–	–
Impact of excess foreign tax credits(2)	(1,798)	348	(25)
Benefit of state net operating losses(3)	–	(3)	(219)
Uncertain tax positions	337	(102)	(34)
Other	(339)	302	233

Income tax provision	$8,033	$1,954	$5,061

(1)
Includes the impact of foreign taxes that differ from the U.S. federal statutory rate of 35% as well as foreign income also subject to U.S. tax, less the foreign tax credit allowed in the current year.

(2)
Represents the impact of foreign tax credits eligible to offset U.S. taxes. In 2012, we used foreign tax credits of $3.0 million and reversed $1.4 million of valuation allowance. In 2011, we used $0.1 million of foreign tax credits and recorded a valuation allowance of $0.4 million related to foreign tax credits generated in 2008. In 2010, we utilized $2.9 million of foreign tax credits that were either fully or partially reserved and recorded a valuation allowance of $2.7 million relating to foreign tax credits generated in 2006, 2007, and 2008.

(3)
Represents the impact of state net operating losses fully reserved in a prior period which are available to offset current taxable income at the state level.

        At December 31, 2012, accumulated retained earnings of non-U.S. subsidiaries totaled $30.2 million, including $12.9 million related to our subsidiary in China. At the end of 2012, we determined that the future earnings of this subsidiary were likely to exceed the amount needed to fund operations. Accordingly, we no longer intend to indefinitely reinvest these earnings. We provided $3.1 million in 2012 for U.S. income taxes related to this subsidiary, comprised of $6.5 million in gross liability offset by $3.5 million of anticipated foreign tax credit benefit. No additional provision has been made for undistributed earnings of non-U.S. subsidiaries because our current intention is to indefinitely reinvest the remaining earnings for the foreseeable future. At December 31, 2011, accumulated retained earnings of non-U.S. subsidiaries totaled $23.3 million. No provision was made for these earnings in 2011.

The components of net deferred taxes are as follows:

December 31,	2012	2011
Deferred tax assets:
Uniform capitalization and reserve adjustments to inventory	$6,188	$6,373
Allowance for doubtful accounts	1,047	2,321
Accrued expenses and other current assets and liabilities	6,503	8,228
Pension and other postretirement benefits within accumulated other comprehensive income (loss)	18,998	15,366
Net operating losses	3,379	3,749
Foreign tax credits	23,028	21,129
Other	383	392

Total deferred tax assets	59,526	57,558
Deferred tax liabilities:
Pension contributions	(4,593)	(3,036)
Property, plant and equipment	(10,781)	(13,642)
Foreign earnings	(3,036)	–
Intangibles	(2,154)	(2,299)

Total deferred tax liabilities	(20,564)	(18,977)
Net deferred tax assets before valuation allowances	38,962	38,581
Valuation allowances	(10,877)	(12,365)

Net deferred tax assets	$28,085	$26,216

        The valuation allowances generally take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The valuation allowances relate to foreign tax credits and state net operating loss carryforwards generated in excess of amounts we expect will more likely than not be utilized. Gross state tax net operating loss carryforwards totaled $65.4 million as of December 31, 2012 and expire in varying amounts from 2013 through 2032. Our foreign tax credit carryforwards expire in varying amounts from 2015 through 2022.

A summary of the activity in the foreign tax credit and net operating loss valuation allowances is as follows:

For the years ended December 31,	2012	2011	2010
Beginning balance	$12,365	$11,663	$9,871
Additions	460	932	3,985
Usage, expiration, and reversals	(1,990)	(160)	(1,995)
Foreign currency translation	42	(70)	(198)

Ending balance	$10,877	$12,365	$11,663

Amounts recorded in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheet relating to uncertain tax positions as of December 31, 2012 and 2011 are as follows:

December 31,	2012	2011
Other current liabilities	$3	$4
Other non-current liabilities	148	157

Total	$151	$161

        The liability for uncertain tax positions decreased less than $0.1 million in 2012 primarily as a result of the expiration of statutes of limitations. Although we believe our tax estimates are appropriate, the expiration of any statutes of limitations, the final determination of any tax audits, or related litigation could result in changes to our estimates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance, January 1,	$116	$1,339
Gross increase – tax positions taken in a prior year	–	1
Gross decrease – tax positions taken in a prior year	(1)	(1)
Gross increase – tax positions taken in the current year	7	1
Payments	–	–
Lapse of statutes of limitations	(49)	(1,224)

Balance, December 31,	$73	$116

        With respect to uncertain tax positions, our accruals for payments of interest as of December 31, 2012 were nominal. For the years ended December 31, 2012 and 2011, the net de-recognition of both interest expense and penalties related to uncertain tax positions was nominal.

        Currently, we do not believe that our tax reserves will change significantly during 2013. The total amount of unrecognized tax benefits which would affect our effective tax rate, if recognized, was nominal as of December 31, 2012 and 2011.

        We file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, our returns are no longer subject to examinations for years before 2009.

12.   Long-Term Debt

Our long-term debt consists of the following:

December 31,	2012	2011
Senior Notes	$67,506	$67,506
Unamortized bond discount	(75)	(139)
Overseas lines of credit	576	650

Total	68,007	68,017
Less current portion	576	650

Long-term debt	$67,431	$67,367

Scheduled payments as of December 31, 2012 are as follows:

Amount
2013	$576
2014	67,506
2015	–

Total	$68,082

        Our Senior Notes bear interest at 7.00% and mature on March 1, 2014. On May 2, 2011 we redeemed $85.0 million of our 7.00% Senior Notes at 101.75% of principal plus accrued interest pursuant to a call we issued on April 1, 2011. We recorded a net loss on extinguishment of debt of $2.4 million during the second quarter of 2011.

Details of the debt extinguishment recorded in 2011 are as follows:

Principal repurchased	$85,000
Less:
Cash paid	(86,488)
Write-off of deferred financing costs	(706)
Write-off of bond discount	(228)

Net loss on extinguishment of debt	$(2,422)

        On October 5, 2010, we entered into a new domestic credit facility with a syndicate of lenders (the "Credit Facility"). The Credit Facility provides us with a potential borrowing capacity of $100.0 million in revolving credit loans and expires on October 5, 2015. It also provides for borrowings at either London Interbank Offering Rate ("LIBOR") plus a range from 1.75% to 2.25% or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon availability at the time of borrowing. Borrowings are collateralized by our domestic accounts receivable, inventory and certain fixed assets. We had nothing outstanding on this Credit facility as of December 31, 2012 and $84.2 million of availability net of borrowing restrictions.

        Our non-domestic credit facilities originating from two German banks provide for borrowings by foreign subsidiaries of up to €15.3 million ($20.1 million at the December 31, 2012 exchange rate), net of borrowing restrictions of €0.1 million ($0.2 million at the December 31, 2012 exchange rate) and are payable on December 31, 2013 or February 28, 2014. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.4 million at the December 31, 2012 exchange rate) for use by our U.K. branch and ¥300 million ($3.5 million at the December 31, 2012 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.3 million at the December 31, 2012 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate ("EURIBOR") plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower's bank rating. The remaining demand borrowings bear interest at rates of the Bank of England base rate plus a fluctuating percentage for British pound loans, a base rate contingent upon currency borrowed plus 1.0% for loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate ("TIBOR") plus 2.1% for Japanese yen loans. We had nothing outstanding as of December 31, 2012 on these credit facilities.

        Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.5 million at the December 31, 2012 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.1% at December 31, 2012) and expires on June 30, 2013. As of December 31, 2012, we had $0.6 million outstanding on this revolving loan agreement.

        All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and to pay cash dividends. We were in compliance with all such covenants as of December 31, 2012.

13.   Impairment and Facility Rationalization Charges – Band Segment

        As discussed in Note 7, our band division had indicators of impairment when we conducted our annual impairment testing in 2012 and 2011. As a result, we were required to conduct detailed analyses of our long-lived assets to determine whether or not their recoverability was impaired. Recoverability of these assets is determined by comparing forecasted undiscounted net cash flows for the asset groups to their respective carrying values. Our woodwind manufacturing facility in Elkhart, Indiana produces primarily student instruments, which typically generate lower margins. The analysis of long-lived assets indicated no impairment for 2012. In 2011, the change from using certain sourced components to manufacturing these components in-house resulted in a reduction in anticipated future gross margins which was not covered by price increases which we implemented on July 1, 2011. Since the projected gross margins generated by the asset group would be insufficient to recover the book value of the property, plant, and equipment associated with that production, we recorded a $1.1 million impairment charge related to property, plant, and equipment as a component of operating expenses during the third quarter of 2011.

        During 2012, we recognized a loss of $0.2 million on our former manufacturing facility in Kenosha, Wisconsin. This facility was written down to $0.7 million – the sales price we received from the buyer of this property when sold in August 2012. During 2011, we recorded an impairment charge of $0.1 million on this property, which was classified as being held for sale and reported in other assets.

        During 2011, we recorded an impairment charge of $0.2 million on another former manufacturing facility in Elkhorn, Wisconsin. This property, which is classified as being held for sale, has a remaining book value of less than $0.1 million and is reported in other assets.

        Our real estate and equipment assets were valued using either quoted prices for specific assets or management-estimated market prices for similar assets. All impairment charges were booked as a component of operating expenses.

        During 2011, we reached an agreement with our union employees in LaGrange, Illinois to close our tuned percussion instrument manufacturing facility there. As a result, we recorded charges of $0.4 million in severance and related expenses during the first quarter of 2011 as a component of cost of goods sold. However, of December 31, 2011, we did not expect to close our tuned percussion instrument manufacturing facility and reversed the related severance expenses.

        In 2012, we extended the agreement to close this facility with our union employees since we intend to consolidate the production into our woodwind instrument manufacturing facility in Elkhart, Indiana in mid-2013. Accordingly, we recognized $0.4 million of severance charges as a component of cost of goods sold during the fourth quarter of 2012.

14.   Stockholders' Equity and Stock Arrangements

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

Employee Stock Purchase Plan – Under our 2006 Employee Stock Purchase Plan (the "Purchase Plan") substantially all employees may purchase Ordinary common stock through payroll deductions at a purchase price equal to 85% of the lower of the fair market values as of the beginning or end of each twelve-month offering period. Stock purchases under the Purchase Plan are limited to 5% of an employee's annual base earnings. We reserved 400,000 shares for issuance under this plan and may grant options to purchase shares up to ten years from the plan's commencement on August 1, 2006. In 2007, we registered 400,000 shares for potential issuance under this plan. Shares issued under the Purchase Plan were 27,965 and 35,487 during 2012 and 2011, respectively.

Stock Plans – The 2006 Stock Plan provides for the granting of 1,000,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, and other stock awards to certain key employees, consultants and advisors. Our stock options generally have five-year vesting terms and ten-year option terms. In 2007, we registered 1,000,000 shares for potential issuance under this plan. As of December 31, 2012, 211,800 shares have been issued under this plan and 541,650 stock options are outstanding.

        The 1996 Stock Plan, as amended, provided for the granting of 1,500,000 stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and other stock awards to certain key employees, consultants and advisors. This plan expired as of July 31, 2006 and 414,776 shares have gone unused as of December 31, 2012. However, this plan still has options outstanding. We reserved 721,750 treasury stock shares to issue under this plan. We reached our registered share limitation in early 2007, and have since issued 251,574 shares of treasury stock to cover options exercised, with 99,400 remaining options outstanding. Since in most instances the average cost of the treasury stock exceeded the price of the options exercised, the difference between the proceeds received and the average cost of the treasury stock issued resulted in a reduction of retained earnings of $0.1 million and $0.3 million during the year ended December 31, 2012 and 2011, respectively.

The compensation cost and the income tax benefit recognized for the Stock Plans and Purchase Plan are as follows:

For the years ended December 31,	2012	2011	2010
Compensation cost included in:
Basic and diluted income per share	$0.03	$0.21	$0.10
Stock-based compensation expense	442	3,632	1,447
Income tax benefit	89	1,029	265

        In connection with the sale of Class A common stock mentioned above, vesting of most of the unvested stock options under our Stock Plan was accelerated. Also, we granted 40,000 restricted shares with a fair value of $19.89 per share in early 2011. As a result of the sale of Class A common stock, the vesting of these shares was also accelerated. As a result of these accelerations, we incurred an incremental $2.0 million of stock-based compensation expense in 2011, as compared to 2010.

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

There were no options granted during the years ended December 31, 2012 or 2011.

The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	826,076	$21.33
Granted	–	–
Exercised	(65,250)	15.65
Forfeited	(119,776)	20.23

Outstanding at December 31, 2012	641,050	$22.12	5.1	$2,111

Exercisable at December 31, 2012	589,050	$22.76	4.9	$1,715

Vested or expected to vest at December 31, 2012	627,747	$22.17	5.0	$2,047

        The total intrinsic value of the options exercised during each of the years ended December 31, 2012, 2011, and 2010 was $0.6 million, $2.1 million, and less than $0.1 million, respectively.

        Cash received from option exercises under the Stock Plan for the year ended December 31, 2012, 2011 and 2010 was $1.0 million, $4.0 million, and $0.5 million, respectively.

        As of December 31, 2012, there was $0.2 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. This compensation cost is expected to be recognized over a period of approximately one year.

Key assumptions used to apply the Black-Scholes pricing model to the Purchase Plan are as follows:

For the years ended December 31,	2012	2011	2010
Risk-free interest rate	0.18%	0.24%	0.40%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0
Expected volatility of underlying stock	28.6%	28.4%	28.0%
Expected dividends	n/a	n/a	n/a

        The weighted-average fair value of the option feature in the Purchase Plan is as follows:

For the years ended December 31,	2012	2011	2010
Option feature in Purchase Plan	$6.68	$5.63	$3.45

The following table sets forth information regarding the Purchase Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	10,503	$24.70
Shares subscribed	32,057	20.85
Exercised	(27,965)	21.04
Canceled, forfeited, or expired	(1,954)	20.97

Outstanding at December 31, 2012	12,641	$20.56	0.6	$7

        Cash received from share issuances under the Purchase Plan for each of the periods ended December 31, 2012 and 2011 was $0.6 million. Cash received from share issuances under the Purchase Plan for the year ended December 31, 2010 was $0.5 million.

15.   Commitments and Contingent Liabilities

Lease Commitments – We lease various facilities and equipment under non-cancelable operating lease arrangements. These leases expire at various times through 2022. Rent expense for each of the years ended December 31, 2012, 2011 and 2010 was $4.1 million, $3.8 million, and $3.7 million, respectively.

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

Future minimum lease payments for our non-cancelable operating leases, excluding the land lease discussed above, and future rental income associated with our building on West 57th Street, are as follows:

For the years ending December 31,	Lease Payments	Lease Income
2013	$3,626	$2,237
2014	2,611	1,737
2015	2,034	1,645
2016	1,720	1,444
2017	1,256	1,197
Thereafter	1,734	2,362

Total	$12,981	$10,622

We also lease pianos to institutions in the U.K. and operating lease income associated with this lease program is as follows:

For the years ending December 31,	Lease Income
2013	$701
2014	695
2015	694
2016	691
2017	665
Thereafter	3,159

Total	$6,605

Employment Agreements and Other Obligations – We maintain employment agreements with certain employees and consultants, including our Chief Executive Officer. Most of these agreements have one-year terms and contain automatic renewal provisions. Our obligation under these agreements at current compensation levels is approximately $2.9 million per year.

        Our former Chairman and former Chief Executive Officer, each of whom is a Director, have established a limited liability corporation to which we pay reimbursement of certain rent, overhead and travel-related expenses. These expenses totaled $0.3 million for the year ended December 31, 2012, and $0.4 million for each of the years ended December 31, 2011 and 2010. There was nothing included in accounts payable relating to these expenses as of December 31, 2012. $0.1 million was included in accounts payable relating to these expenses as of December 31, 2011.

Financing Obligations – Consistent with industry practice, we sell band instruments almost entirely on credit utilizing our receivable dating and notes receivable financing programs, which are offered only to qualified band instrument dealers. We established a program in 2009 to provide financing to certain domestic piano dealers. As of December 31, 2012 and 2011, the total financing available to these dealers was approximately $0.3 million and $1.1 million, respectively. Beyond this program, we generally do not provide extended financing arrangements to our piano dealers. Typically, if financing is required by a dealer, we will facilitate arrangements through a third-party provider. We generally provide no guarantees with respect to these arrangements.

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

        We are continuing an existing environmental remediation plan at a facility we acquired in 2000. We expect to pay these costs, which approximate $0.5 million, over an 8-year period. We have accrued approximately $0.4 million for the estimated remaining cost of this remediation program, which represents the present value total cost using a discount rate of 4.54%.

A summary of expected payments associated with this project is as follows:

Environmental Payments
2013	$61
2014	61
2015	61
2016	61
2017	61
Thereafter	180

Total	$485

        In 2004, we acquired two manufacturing facilities from G. Leblanc Corporation, now Grenadilla, Inc. ("Grenadilla"), for which environmental remediation plans had already been established. In connection with the acquisition, we assumed the existing accrued liability of approximately $0.8 million for the cost of these remediation activities. Based on a review of past and ongoing investigatory and remedial work by our environmental consultants, and discussions with state regulatory officials, as well as recent sampling, we estimate the remaining costs of such remedial plans to be $2.2 million. Accordingly, we have accrued this amount as our environmental liability related to this property as of December 31, 2012. The $2.2 million includes $0.4 million to conduct a pilot study to determine whether or not an alternative method of remediation would be a feasible, more effective option than our existing remediation plan. Should the results of this pilot study indicate that the alternative remediation method is feasible, we would expect to incur an additional $1.0 to $1.5 million in implementation costs. However, we will not accrue these additional costs unless and until the alternative method is determined to be a feasible method which is acceptable to the applicable environmental remediation compliance authority.

        Pursuant to the purchase and sale agreement, we have sought indemnification from Grenadilla for anticipated costs above the original estimate. We filed a claim against the escrow and recorded a corresponding receivable for this amount in other assets in our consolidated balance sheet. Based on the current estimated costs of remediation, this receivable totaled $1.9 million as of December 31, 2012 and $2.0 million as of December 31, 2011. We reached an agreement with Grenadilla whereby current environmental costs are paid directly out of the escrow. Currently, the escrow balance exceeds our receivable balance.

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

16.   Retirement Plans

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

        The following table sets forth the funded status and amounts recognized for our defined benefit pension plans:

	Domestic Plan		Foreign Plans
December 31,	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$70,302	$63,144	$33,063	$32,401
Service cost	49	363	451	646
Interest cost	3,357	3,279	1,614	1,782
Plan participants' contributions	6	6	43	45
Amendments	–	103	–	–
Actuarial loss	6,571	7,095	6,298	668
Foreign currency exchange rate changes	–	–	1,009	(874)
Benefits paid	(3,782)	(3,688)	(1,389)	(1,605)

Benefit obligation, end of year	76,503	70,302	41,089	33,063

Change in plan assets:
Fair value of plan assets, beginning of year	46,128	49,256	8,234	7,383
Actual return on plan assets	5,653	(2,089)	515	463
Employer contributions	3,380	2,643	3,358	2,002
Employee contributions	6	6	43	45
Foreign currency exchange rate changes	–	–	439	(54)
Benefits paid	(3,782)	(3,688)	(1,389)	(1,605)

Fair value of plan assets, end of year	51,385	46,128	11,200	8,234

Funded status	$(25,118)	$(24,174)	$(29,889)	$(24,829)

Amounts recognized on the statement of financial position consist of:
Pension assets	$–	$–	$133	$–
Pension and other post retirement benefit liabilities	(25,118)	(24,174)	(30,022)	(24,829)

Net amount recognized	$(25,118)	$(24,174)	$(29,889)	$(24,829)

The weighted-average assumptions used to determine our benefit obligations are as follows:

	Domestic Plan		Foreign Plans
December 31,	2012	2011	2012	2011
Discount rate	4.13%	4.97%	3.81%	4.97%
Rate of compensation increase	n/a	n/a	2.57%	2.60%

The weighted-average assumptions used to determine our net periodic benefit cost are as follows:

	Domestic Plan			Foreign Plans
For the years ended December 31,	2012	2011	2010	2012	2011	2010
Discount rate	4.97%	5.24%	5.95%	4.98%	5.40%	5.63%
Expected return on assets	9.00%	9.00%	9.00%	5.50%	5.30%	5.30%
Rate of compensation increase	n/a	n/a	n/a	2.59%	2.75%	2.58%

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

The components of net periodic pension expense for the years ended December 31 are as follows:

For the years ended December 31,	2012	2011	2010
Domestic Plan:
Service cost	$49	$363	$350
Interest cost	3,357	3,279	3,455
Expected return on plan assets	(4,188)	(4,319)	(4,194)
Amortization of prior service cost	–	94	113
Recognized actuarial loss	1,246	2,003	1,956
Curtailment loss	–	696	–

Net periodic pension cost	$464	$2,116	$1,680

Foreign Plans:
Service cost	$451	$646	$583
Interest cost	1,614	1,782	1,698
Expected return on plan assets	(477)	(420)	(346)
Amortization of prior service credit	(54)	(51)	(41)
Recognized actuarial loss	49	115	175

Net periodic pension cost	$1,583	$2,072	$2,069

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2013 are as follows:

	Domestic Plan	Foreign Plans
Net actuarial loss	$1,460	$547
Prior service credit	–	(54)

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 are as follows:

	Domestic Plan		Foreign Plans
December 31,	2012	2011	2012	2011
Net actuarial loss	$41,242	$37,382	$9,142	$2,699
Prior service credit	–	–	(548)	(575)
Income taxes	(16,497)	(14,953)	(2,682)	(667)

Total	$24,745	$22,429	$5,912	$1,457

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2012	2011
Projected benefit obligation	$108,027	$103,366
Accumulated benefit obligation	107,293	102,739
Fair value of plan assets	52,887	54,363

The accumulated benefit obligation for our domestic pension plan was $76.5 million as of December 31, 2012 and $70.3 million as of December 31, 2011. The accumulated benefit obligation for our German pension plans was $30.8 million as of December 31, 2012.Our U.K. pension plan has plan assets in excess of its projected benefit obligation and accumulated benefit obligation as of December 31, 2012 as follows:

2012
Projected benefit obligation	$9,565
Accumulated benefit obligation	9,316
Fair value of plan assets	9,698

        The accumulated benefit obligation for our foreign pension plans was $32.4 million as of December 31, 2011.

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

        The investment policy asset allocation ranges for the plan, as set by the Investment Committee, for the years ended December 31, 2012 and December 31 2011, were as follows:

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

        For the periods ended December 31, 2012, 2011, and 2010 we used an assumed long-term rate of return on domestic plan assets of 9%. This rate is based on the long-term (20 years) rates of return for the assets held. Accordingly, we expect that the actual rate of return for any given year will differ from the assumed rate and, therefore, do not adjust this assumption based on such differences. Because our monitoring criteria creates a bias in favor of funds that out-perform their benchmarks, we limit the adjustment to our rate of return assumption to changes in the underlying long term rate of return for stocks generally.

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

        Our additional investments in limited liability corporations are estimated at fair market value based on the most recent financial statements of the corporations available as of September 30 or November 30 and updated for known capital contributions, distributions, and other market observations, if any, to determine the value as of December 31. These investments are presented at fair value, priced based on unobservable inputs and are considered Level 3 investments. The fair value of underlying investments in commercial real estate are based on independent appraised values that take into account projected income and expense of the property, as well as recent sales of similar properties. The underlying mezzanine transactions held by the partnership are measured at fair value using a market approach based on comparable transactions or performance multiples and, to a lesser extent, an income approach using discounted cash flows. The fair market value of collateralized debt in energy companies is based on the price at which the investment was acquired and adjusted for the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment.

        As of December 31, 2012, the domestic pension plan has a $5.9 million unfunded investment commitment to private equity partnerships described above.

The fair value of our domestic pension plan assets by asset category and by level (as described in Note 18) at December 31, 2012 and 2011 were as follows:

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,281			$1,281
Equity securities:
U.S. small-cap	1,113			1,113
U.S. large-cap	12,985			12,985
International large-cap	5,182			5,182
Emerging markets	3,114			3,114
Global natural resources	6,243			6,243
Debt securities:
Private equity – Municipal bonds(1)		5,398		5,398
Other types of investments:
Balance flex fund(2)	5,157			5,157
Global flex fund(3)	1,450			1,450
Private equity(4)			9,463	9,463

Total	$36,525	$5,398	$9,463	$51,386

(1)
Investment in municipal bonds and short positions on U.S. Treasury Obligations through purchase of common shares of an exempted company incorporated under the laws of the Cayman Islands (the "Fund"). The Fund invests in securities traded primarily in the United States and generally seeks to hedge first order exposure (i.e. interest rates, credit risk, etc.) and invests in instruments where it believes there will be short-term reversion toward fair value.

(2)
Balance flex fund invests primarily in equity securities with the remainder in debt securities and cash and cash equivalents. A majority of the securities are invested in the U.S. markets. Management of the fund has the ability to invest up to 50% of the equity securities in foreign markets. As of December 31, 2012, the asset allocation of this fund consists of 59% equities, 34% cash, 3% bonds, and 4% other.

(3)
Global flex fund actively invests in U.S. and foreign equity securities, debt securities that are both investment grade and non-investment grade, and cash and cash equivalents. Management of the fund has virtually no investment limitations. As of December 31, 2012, the asset allocation of this fund consists of 74% equities, 6% cash and cash equivalents, 3% bonds, and 17% other.

(4)
Investments in private equity are through partnership interests in limited liability corporations and consist of approximately 46% investments in mezzanine debt, 51% investments in collateralized debt of energy companies, and 3% investments in industrial commercial real estate.

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

(1)
Investment in municipal bonds and short positions on U.S. Treasury Obligations through purchase of common shares of an exempted company incorporated under the laws of the Cayman Islands (the "Fund"). The Fund invests in securities traded primarily in the United States and generally seeks to hedge first order exposure (i.e. interest rates, credit risk, etc.) and invests in instruments where it believes there will be short-term reversion toward fair value.

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

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) is as follows:

Private Equity
Balance, January 1, 2011	$4,414
Actual return on plan assets:
Relating to assets still held	1,018
Related to assets sold during the period	–
Purchases	2,713
Settlements	(1,514)

Balance, December 31, 2011	6,631
Actual return on plan assets:
Relating to assets still held	1,181
Related to assets sold during the period	–
Purchases	3,251
Settlements	(1,600)

Balance, December 31, 2012	$9,463

        Domestic plan assets include 52,631 shares of the Company's Ordinary common stock, which was valued at $1.1 million as of December 31, 2012 and $1.3 million as of December 31, 2011. This represents approximately 2% of the total plan assets as of December 31, 2012 and approximately 3% of the total plan assets as of December 31, 2011.

        We made contributions of $3.4 million and $2.6 million to our domestic pension plan in 2012 and 2011, respectively. Based on our current funded status, we plan on making estimated contributions of $2.3 million to our domestic plan in 2013 as required by federal laws and regulations.

        Our foreign pension plans in Germany and the U.K. are governed locally in accordance with specific jurisdictional requirements. Our German plans pay participant benefits when due and are not required to hold assets. However, in order to limit our exposure to a large pension annuity obligation which became payable in January 2013, we entered into two insurance contracts valued at $1.5 million as of December 31, 2012. These contracts are with two German insurance companies and provide annuity payments to our subsidiary in Germany at a guaranteed interest rate. The duration of these contracts matches the expected pension obligation to the single participant to which they relate. The guaranteed interest returns within these contracts are based on market rates of products with similar duration and risk at the time we entered into the contracts. We consider these assets Level 2 investments. Expected 2013 benefit payments under our German plans, including the annuity payment to which the insurance contracts relate, are $1.4 million.

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

Our U.K. plan only holds Level 2 assets. The fair values of our U.K. plan assets by asset category at December 31, 2012 and 2011 were as follows:

December 31,	2012	2011
Equity securities:
U.K. equity	4,153	3,299
European equity	279	214
U.S. equity	214	173
Pacific equity	151	124
Debt securities:
U.K. treasuries	4,901	4,424

Total	$9,698	$8,234

        We assumed long-term rates of return on the U.K. plan assets of 5.50% for the period ended December 31, 2012 and 5.30% for the periods ended December 31, 2011 and 2010, respectively. Contributions to this plan totaled $0.7 million in 2012 and 2011. We anticipate contributing approximately $0.8 million to this plan in 2013.

The domestic and foreign pension plans expect to pay benefits in each year from 2013 through 2022 as follows:

	Domestic Plan	Foreign Plans
2013	$3,922	$1,656
2014	3,994	1,705
2015	4,011	1,814
2016	4,077	1,865
2017	4,161	1,999
2018 – 2022	22,679	10,571

Total	$42,844	$19,610

        We provide postretirement life insurance benefits to a limited number of certain eligible hourly retirees and their dependents. This plan and the activity contained therein are not material to the consolidated financial statements.

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net postretirement benefit cost in 2013 include prior service credits of $0.1 million.

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 are as follows:

December 31,	2012	2011
Net actuarial loss	$144	$82
Prior service credit	(597)	(716)
Income taxes	181	254

Total	$(272)	$(380)

        We sponsor several 401(k) retirement savings plans for eligible employees. By December 31, 2009 contributions by us to these plans, with one exception, were discretionary. Contributions are determined annually by the Board of Directors. Contributions to these plans were $1.1 million, $0.7 million, and

$0.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Non-discretionary contributions were less than $0.1 million for the years ended December 31, 2012, 2011 and 2010.

        We have a supplemental executive retirement plan ("SERP") for a select group of our executives who constitute a "top hat" group as defined by ERISA. Discretionary employer contributions made to this plan, as determined annually by the Board of Directors, are held in a rabbi trust. The SERP assets are included in our financial statements within other assets (see Notes 8 and 18). Contributions to this plan were $0.1 million for the year ended December 31, 2012. No contributions were made to this plan for the periods ended December 31, 2011 or 2010.

        We contribute to two multiemployer defined benefit pension plans under the terms of CBAs that cover certain domestic hourly employees. The corresponding pension plan assets and liabilities belong to third parties and, accordingly, are not reflected in our consolidated financial statements. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

		Pension Protection Act Zone Status
					Expiration Date of Collective Bargaining Agreement
Pension Fund	EIN / Pension Plan Number			Rehabiliation Plan
		2012	2011
UFW Pension Fund A	13-5511877-001	Red	Red	Implemented	12/31/2015

        The most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan's year ended February 29, 2012 and February 28, 2011, respectively. The zone status is based on information we received from the plan and is certified by the plan's actuary. Plans in the red zone are generally less than 65% funded. A rehabilitation plan was adopted by the plan's trustees effective March 2009. The rehabilitation plan is designed to improve the plan's funding status over time. This rehabilitation plan ceased all death benefits, lump sum payments and similar disbursements, reduced the benefit accruals to the lowest level allowed by law, and established two contribution schedules providing for higher contributions from participating employers. As part of our three year CBA with the union whose members belong to this plan, we adopted the preferred contribution schedule under which we increased our previous contributions by 5.5% for each of the three years covered by the new CBA.

	Contributions
Pension Fund				Surcharge Imposed	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions
	2012	2011	2010
UFW Pension Fund A	$909	$817	$746	Yes	2012, 2011, and 2010

        If the hourly employees covered by this plan and our management agree to stop participating in the UFW Pension Fund A through the collective bargaining process, then our portion of the estimated unfunded vested benefit as determined by the plan's actuary would be $28.3 million. Our withdrawal liability is based on unfunded status of the plan as of February 29, 2012 and our contribution history. Based on a 7.0% withdrawal liability rate established by the plan and a 20-year limitation of payments, our withdrawal liability would be $15.4 million.

        While we currently believe it is unlikely we would choose to withdraw from this plan, should the rehabilitation effort not be successful or if other participating employers decide to leave the plan, our course of action may change in the future.

        At the date the financial statements were issued, Forms 5500 were not available for the plan year ended February 28, 2013.

17.   Foreign Currency Exchange Contracts

        One of our German divisions, whose functional currency is the euro, secures option and forward contracts for Japanese yen, British pounds, and U.S. dollars to mitigate cash flow exposure to currency fluctuations. At December 31, 2012, our divisions held forward and option contracts to sell £2.4 million and ¥716.0 million, and forward and option contracts to purchase $8.5 million. These instruments have various maturity dates through May 2015. At December 31, 2011, our divisions held forward contracts to sell £1.8 million and ¥791.0 million, and forward and option contracts to purchase $8.3 million. These instruments have various maturity dates through August 2014. At December 31, 2010 our divisions held forward contracts to sell £1.5 million and ¥606.0 million, and purchase $5.0 million. These instruments have various maturity dates through December 2012. Since we do not designate these instruments as hedges for accounting purposes, we carry these instruments at fair value and recognize the change in fair value in earnings. Net amounts recorded in earnings as a result of changes in fair value of these instruments were not material during the years ended December 31, 2012, 2011, or 2010.

18.   Fair Values of Financial Instruments

        Our financial instruments consist primarily of foreign currency contracts (see Note 17), marketable equity securities, and debt. Certain of these items are required to be recorded in the financial statements at fair value, while others are required to be recorded at historical cost.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity and anticipated realization dates.

	December 31, 2012	December 31, 2011
Financial assets:
Trading securities – Level 1	$1,952	$1,682
Foreign currency contracts – Level 2	779	598

	$2,731	$2,280

Financial liabilities:
Foreign currency contracts – Level 2	$122	$1,114

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

        Our marketable equity securities pertain to the SERP and are included as a component of other assets (see Notes 8 and 16). Investments in marketable equity securities are categorized as trading, available-for-sale, or held-to-maturity. As of December 31, 2012, 2011 and 2010 we held only trading securities. The portion of trading gains and losses that relates to trading securities still held is as follows:

For the years ended December 31,	2012	2011	2010
Gain (loss)	$328	$(5)	$206

We base the estimated fair value of our debt on institutional quotes currently available to us. The net carrying value and estimated fair value are as follows:

	December 31, 2012		December 31, 2011
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$68,007	$68,631	$68,017	$67,777

        The carrying values of accounts, notes and other receivables, marketable equity securities, and accounts payable approximate fair value.

        We have certain assets which are measured at fair value on a non-recurring basis. These include trademarks, goodwill, assets held for sale, and certain long-lived assets held and used. All of these assets are considered Level 3 assets. Our trademark and goodwill assets measured at fair value are discussed in Note 7 to the financial statements. The following table presents information about each of these asset groups for years ended December 31, 2012 and 2011.

	December 31, 2012	Total Losses
Long-lived assets held and used	$1,105	$–
Trademarks	2,903	400
Long-lived assets held for sale	47	166	(1)

	December 31, 2011	Total Losses
Long-lived assets held and used	$1,380	$1,110	(2)
Trademarks	3,303	1,105
Long-lived assets held for sale	921	348	(1)
Goodwill	–	2,927
(1)
During 2012, one of our long-lived assets held for sale with a carrying value of $0.9 million was written down by $0.2 million to an estimated fair value of $0.7 million and subsequently sold. In 2011, long-lived assets held for sale with a carrying value of $1.3 million were written down to an estimated fair value of $0.9 million, resulting in an impairment charge of $0.3 million. Impairments were included in earnings during the applicable periods. See Note 13 for additional information.

(2)
Long-lived assets held and used with a carrying amount of $2.6 million were written down to their estimated fair value of $1.4 million, resulting in an impairment charge of $1.1 million, which was included in earnings during 2011. See Note 13 for additional information.

19.   Segment Information

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

					Band & Orchestral Segment
	Piano Segment
								Other & Elim
	U.S.	Germany	Other	Total	U.S.	Other	Total		Consolidated
2012
Revenues from external customers	$100,637	$58,045	$58,130	$216,812	$132,991	$3,914	$136,905	$–	$353,717
Operating profit (loss)	6,705	11,248	9,221	27,174	9,925	306	10,231	(8,805)	28,600
Interest income	(129)	(20)	(303)	(452)	(704)	–	(704)	(28)	(1,184)
Interest expense	5,500	17	188	5,705	5,039	–	5,039	(5,909)	4,835
Depreciation and amortization	4,537	1,330	547	6,414	2,250	11	2,261	413	9,088
Income tax provision (benefit)	(2,849)	4,434	2,638	4,223	3,154	72	3,226	584	8,033
Net income (loss)	(796)	7,803	6,993	14,000	2,410	248	2,658	(3,148)	13,510
Capital expenditures	2,643	2,582	30	5,255	1,775	–	1,775	–	7,030
Property, plant and equipment	55,596	16,423	6,044	78,063	13,366	2	13,368	54	91,485
Total assets	149,686	78,481	47,850	276,017	234,428	5,966	240,394	(90,744)	425,667
2011
Revenues from external customers	$98,182	$64,752	$52,607	$215,541	$126,303	$4,412	$130,715	$–	$346,256
Operating profit (loss)	2,384	13,651	6,124	22,159	632	407	1,039	(7,268)	15,930
Interest income	(72)	(42)	(119)	(233)	(1,076)	–	(1,076)	(30)	(1,339)
Interest expense	6,267	19	192	6,478	5,521	–	5,521	(4,962)	7,037
Depreciation and amortization	4,234	1,356	534	6,124	2,144	10	2,154	503	8,781
Income tax provision (benefit)	(7,286)	15,642	1,797	10,153	(2,212)	135	(2,077)	(6,122)	1,954
Net income (loss)	(609)	(2,139)	4,478	1,730	(1,524)	285	(1,239)	1,139	1,630
Capital expenditures	3,601	622	54	4,277	2,636	–	2,636	29	6,942
Property, plant and equipment	53,424	14,498	4,860	72,782	14,133	12	14,145	70	86,997
Total assets	140,851	77,636	37,524	256,011	224,752	5,610	230,362	(76,999)	409,374
2010
Revenues from external customers	$89,128	$54,106	$47,262	$190,496	$123,149	$4,476	$127,625	$–	$318,121
Operating profit (loss)	3,770	9,592	4,391	17,753	8,523	391	8,914	(3,854)	22,813
Interest income	(52)	(49)	(85)	(186)	(1,206)	–	(1,206)	(39)	(1,431)
Interest expense	7,419	10	190	7,619	6,590	–	6,590	(3,192)	11,017
Depreciation and amortization	4,268	1,570	751	6,589	2,343	9	2,352	609	9,550
Income tax provision (benefit)	53	4,708	1,292	6,053	(691)	119	(572)	(420)	5,061
Net income (loss)	(5,070)	4,996	3,100	3,026	4,508	295	4,803	71	7,900
Capital expenditures	1,366	1,158	111	2,635	1,088	–	1,088	9	3,732
Property, plant and equipment	51,777	15,480	4,445	71,702	14,620	22	14,642	60	86,404
Total assets	148,461	91,281	31,962	271,704	236,937	4,529	241,466	(28,076)	485,094

20.   Quarterly Financial Data (Unaudited)

        In 2012, there were no material adverse or beneficial transactions which impacted quarterly results. In 2011, results for the second quarter were adversely impacted by $2.4 million in loss on extinguishment of debt and $2.7 million in incremental stock-based compensation charges. The third quarter of 2011 was unfavorably impacted by $5.1 million in impairment charges related to goodwill, trademark, and property, plant, and equipment assets.

The following is a summary of unaudited results of operations, in thousands except share and per share data.

For the year ended	December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$77,953	$85,704	$89,322	$100,738
Gross profit	23,147	27,365	29,382	34,740
Net income	590	2,397	4,173	6,350
Basic earnings per share	$0.05	$0.19	$0.34	$0.51
Diluted earnings per share	$0.05	$0.19	$0.33	$0.51
Weighted average shares:
Basic	12,367,914	12,378,371	12,434,143	12,458,614
Diluted	12,505,869	12,506,701	12,551,819	12,548,727

For the year ended	December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,931	$88,941	$89,755	$94,629
Gross profit	22,397	26,475	25,972	30,304
Net income (loss)	505	(1,047)	(1,078)	3,250
Basic earnings (loss) per share	$0.04	$(0.09)	$(0.09)	$0.26
Diluted earnings (loss) per share	$0.04	$(0.09)	$(0.09)	$0.26
Weighted average shares:
Basic	12,087,950	12,144,563	12,334,155	12,361,722
Diluted	12,190,035	12,144,563	12,334,155	12,505,014