Form 10-K/A
period 2012-12-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2013-04-29
CIK 911583

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts I-IV – Final Prospectus of the Registrant dated August 1, 1996 filed pursuant to Rule 424(b).

 EXPLANATORY NOTE

        This Amendment No. 1 to form 10-K (the "Amended Report") amends the original Annual Report on Form 10-K of Steinway Musical Instruments, Inc. (the "Company") for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on March 14, 2013 (the "Original Report"). This Amended Report amends the Original Report solely to incorporate information required by Part III, Item 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amendment.

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

Name	Age	Position
Michael T. Sweeney	55	Chairman of the Board, Chief Executive Officer, President, Steinway & Sons Worldwide and Director
Dennis M. Hanson	58	Senior Executive Vice President
John M. Stoner, Jr.	60	President, Conn-Selmer and Director
Ronald L. Losby	58	President, Steinway & Sons-Americas
Edward Kim	72	Director
Jong Sup Kim	65	Director
Joon W. Kim	47	Director
Kyle R. Kirkland	50	Director
Thomas Kurrer	64	Director
Don Kwon	39	Director
David Lockwood	53	Director
Dana D. Messina	51	Director
Gregory S. Wood	54	Director

Michael T. Sweeney has served as a director of the Company since April 2011, Chairman of the Board since July 2011, and President and Chief Executive Officer since October 2011. He has also served as President of Steinway & Sons Worldwide since January 2013. He is Chairman of the Board of Star Tribune Media Holdings, the holding company for the Minneapolis Star Tribune. He is also a partner of the private equity firm Goldner Hawn Johnson & Morrison, where he once served as its Managing Partner. Prior to his career in private equity, Mr. Sweeney served as the president of Starbucks Coffee Company (UK) Ltd. He presently serves as a director of First Solar, Inc. The Company believes that Mr. Sweeney's financial and business expertise, including capital markets, combined with his Company and investment banking experience, give him the qualifications and skills to serve as director.

Dennis M. Hanson serves as the Company's Chief Financial Officer, General Counsel and Secretary. He joined Steinway in 1988 as Vice President of Finance and assumed duties as General Counsel in 1993. Prior to that, Mr. Hanson worked at Computervision Corporation, where he held various financial positions including Vice President of Audit. Mr. Hanson started his career in public accounting at Haskins and Sells in 1976.

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

Ronald L. Losby has served as President, Steinway & Sons-Americas since 2008. He joined the Company in 1987 as District Sales Manager for the Midwestern region of the United States. In 1998, Mr. Losby became Managing Director of Steinway U.K. In 2005, Mr. Losby assumed responsibility for the Company's retail showrooms in Germany as Steinway's Director of European Retail Stores. Prior to joining Steinway & Sons, he held retail management positions at The Wurlitzer Company and Baldwin Piano & Organ Company.

Edward Kim became a director of the Company in April 2011. He is the founder, Chairman and Chief Executive Officer of New Pride Corporation, a global intermodal logistics services company. Under Mr. Kim's direction, New Pride became the first U.S.-based company listed on the KOSDAQ market of the Korea Exchange. The Company believes that Mr. Kim's management and operations expertise, combined with his global expertise, give him the qualifications and skills to serve as director.

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

Kyle R. Kirkland has served as a director of the Company since 1993 and served as Chairman of the Board from 1996 to 2011. He has been a principal of Kirkland Messina, Inc. since 1994. Prior to that, Mr. Kirkland was a Senior Vice President of an investment bank where he was responsible for its private placement financing activities. The Company believes that Mr. Kirkland's financial and business expertise, combined with 20 years of Company and industry experience, give him the qualifications and skills to serve as director.

Thomas Kurrer Mr. Kurrer became a director of the Company in January 2008. He served as President of Steinway & Sons Worldwide from 2008 to 2012. He joined the Company in 1989 as Managing Director of Steinway-Germany and undertook responsibility for all of Steinway & Sons' operations outside the Americas in 1994. Prior to joining the Company, he held various positions of increasing responsibility with the Otto Wolff-Group, a conglomerate of steel and machinery equipment companies, with his last position as their Managing Director of Wirth GmbH. From 1976 to 1978, Mr. Kurrer was employed by the German-American Chamber of Commerce in New York. The Company believes that Mr. Kurrer's management and operations expertise, combined with over 20 years of Company and industry experience, give him the qualifications and skills to serve as director.

Don Kwon became a director of the Company in April 2011. He is the Managing Partner at Michigan Venture Capital, a private equity firm based in Seoul, Korea. Mr. Kwon specializes in media and entertainment investments. He serves on the board of various portfolio companies serving the technology, online media, and retail consumer sectors. Prior to joining Michigan, Mr. Kwon worked for nearly a decade in investment banking. The Company believes that Mr. Kwon's financial and business expertise, including capital markets, combined with his global investment banking experience, give him the qualifications and skills to serve as director.

David Lockwood became a director of the Company in January 2008. He serves as President and Chief Executive Officer and director of EnergySolutions, Inc., a leader in safe recycling, processing and disposal of nuclear material. He is a founding member and current Managing Partner of VA SmallCap

Partners, LLC; ValueAct SmallCap Management, LLC; and ValueAct SmallCap Master Fund, L.P. Prior to his tenure with ValueAct, Mr. Lockwood was Chairman and Chief Executive Officer of Liberate Technologies, a provider of software for digital cable systems. Before serving at Liberate Technologies, he was Vice Chairman and Chief Executive Officer of Intertrust, a company which develops and licenses intellectual property. The Company believes that Mr. Lockwood's financial and business expertise, including capital markets, combined with his management and investment banking experience, give him the qualifications and skills to serve as director.

Dana D. Messina has served as a director of the Company since 1993 and served as President and Chief Executive Officer from 1996 to 2011. He has been a principal of Kirkland Messina, Inc. since 1994. Prior to that, Mr. Messina was a Senior Vice President of an investment bank where he was responsible for all of its corporate finance and merchant banking activities. The Company believes that Mr. Messina's financial and business expertise, combined with 20 years of Company and industry experience, give him the qualifications and skills to serve as director.

Gregory S. Wood became a director of the Company in October 2011. He is Executive Vice President & Chief Financial Officer of EnergySolutions, Inc., a leader in safe recycling, processing and disposal of nuclear material. Prior to joining EnergySolutions, Mr. Wood held chief financial officer roles at numerous public and private companies, including Actian Corporation, Silicon Graphics, Liberate Technologies, and InterTrust Technologies. The Company believes that Mr. Wood's financial management and business expertise, including financial statements analysis, establishment and maintenance of internal controls and financial reporting, and experience as chief financial officer of public companies, give him the qualifications and skills to serve as director.

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

        Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal 2012.

Legal Proceedings Involving Directors, Officers, Affiliates or Beneficial Owners

        No director, officer, affiliate or beneficial owner of the Company, or any associate thereof, is a party adverse to the Company or any of its subsidiaries in any lawsuit nor has a material adverse interest thereto.

        In April 2004, Liberate Technologies, with David Lockwood serving as Chairman and Chief Executive Officer and Gregory S. Wood serving as Chief Financial Officer, filed a voluntary petition for reorganization under federal bankruptcy laws. The petition, however, was not accepted, and the company continued to operate until it was sold to a group of investors, including Comcast Corporation and SeaChange International, Inc.

        Michael T. Sweeney served as Managing Partner of Goldner Hawn Johnson & Morrison, a Minneapolis private equity firm. One of Goldner Hawn's portfolio companies, Wilson's The Leather Experts, Inc., filed for bankruptcy protection in 2008. Mr. Sweeney served as Chairman and interim Chief Executive Officer of Wilson's prior to the bankruptcy.

        In April 2009, Silicon Graphics, with Gregory S. Wood serving as Chief Financial Officer, filed a voluntary petition for reorganization under federal bankruptcy laws to facilitate the sale of its assets to Rackable Corporation. The sale was completed in May 2009.

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

Audit Committee

        The members of the Audit Committee are Chairman Gregory Wood and Messrs. Edward Kim and David Lockwood, each of whom is an "independent director" as defined by the listing standards of the New York Stock Exchange (the "NYSE"). The Board of Directors (the "Board") has determined that Mr. Wood is an "audit committee financial expert" as defined in the applicable regulations of the SEC. Mr. Wood is a Certified Public Accountant with an accounting degree from the University of San Diego and a Juris Doctor degree from the University of San Francisco. The Board deemed Mr. Wood's role as Chief Financial Officer of a number of public and private companies, as well as his experience of over 30 years in financial management, including analysis of financial statements, review of outside auditors' management letters, establishment and maintenance of internal controls and financial reporting and involvement with analysts, rating agencies, auditors and management with respect to quarterly earnings, significant management estimates and other accounting matters, as relevant to his financial expert qualifications. The Audit Committee assists the Board in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices and controls of the Company. The Audit Committee met 6 times and took action by unanimous written consent 4 times during 2012. The Board has adopted a written charter for the Audit Committee, which is available on the Company's website at http://www.steinwaymusical.com/content/audit_committee_charter.htm.

 Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

        The Compensation Committee of the Board is responsible for establishing, implementing and monitoring adherence to the Company's compensation philosophy. The Compensation Committee ensures that the total compensation for executive officers is fair, reasonable and competitive. The current members of the Compensation Committee are Chairman David Lockwood and Messrs. Edward Kim and Don Kwon, each of whom is an "independent director" as defined by the listing standards of the New York Stock Exchange.

        The following Compensation Discussion and Analysis should be read in conjunction with the report of the Compensation Committee, which immediately follows.

Compensation Philosophy and Objectives

        The objectives of the Company's executive compensation program are to (i) attract and retain highly qualified individuals, (ii) recognize individual, business segment, and Company performance and behavior consistent with the Company's values, and (iii) align senior managers' financial interests with the long-term interests of the Company's stockholders through stock ownership. To achieve these objectives, the Compensation Committee believes that variable compensation paid to executive officers, such as bonuses, should be closely linked to the achievement of annual and long-term performance goals. The Compensation Committee designs compensation packages based upon individual, business segment, and Company performance that reward and motivate the Company's executive officers to achieve strategic business objectives and to continue to perform at the highest levels. In keeping with the Company's executive compensation philosophy and objectives, an appropriate portion of the total compensation awarded to executive officers is performance-based and equity-based.

        In order to achieve its objectives, the principal elements of the Company's compensation program for its executive officers are annual salary, performance bonuses, long-term incentive awards in the form of stock option grants and restricted stock awards, retirement benefits, and perquisites and other personal benefits.

Setting Executive Compensation

        The Compensation Committee is responsible for determining the compensation of the Chairman and Chief Executive Officer and the long-term compensation and bonus awards for other Named Executive Officers. For the fiscal year ended December 31, 2012 the Company's Named Executive Officers were: Mr. Michael T. Sweeney, Chairman of the Board, President and Chief Executive Officer of the Company; Mr. Dennis M. Hanson, Chief Financial Officer, General Counsel and Senior Executive Vice President; Mr. Thomas Kurrer, President of Steinway & Sons Worldwide and director of the Company; Mr. Ronald L. Losby, President of Steinway & Sons-Americas; and Mr. John M. Stoner, Jr., President of Conn-Selmer, Inc. and director of the Company. The Compensation Committee evaluates and makes determinations annually concerning each Named Executive Officer's base salary, short-term incentive compensation and long-term incentive compensation. Compensation decisions are made based on each Named Executive Officer's past performance as well as expectations of future performance, with a view towards ensuring that each officer's total compensation is competitive and reasonable. In evaluating the performance and expectations for future performance of each Named Executive Officer, the Compensation Committee takes into consideration the recommendation of the Chief Executive Officer and, when appropriate, other senior officers.

        The Compensation Committee's decisions on compensation for the Company's Named Executive Officers are based primarily upon the Compensation Committee's assessment of each individual's performance, supplemented by input from outside professional consultants. To reach decisions on compensation for Mr. Sweeney, the Compensation Committee examined several additional factors, such as the Company's performance and relative stockholder return, the value of similar incentive awards to Chief Executive Officers at comparable public companies, and the awards given to the Chairman and Chief Executive Officer in prior years. The Compensation Committee relies upon judgment, and not upon rigid guidelines or formulas, in determining the amount and mix of compensation elements for each Named Executive Officer. Factors affecting this judgment include performance compared to strategic goals established for the individual and the Company at the beginning of the year, the nature and scope of the executive's responsibilities, and effectiveness in leading initiatives to achieve corporate goals. In the past fiscal year, Mr. Sweeney, the Company's Chief Executive Officer, played a key role in managing the strategic alternatives process, and in negotiating the sale of the Company's Steinway Hall building, its flagship retail showroom in New York, New York.

        In June 2011 and January of 2013, our stockholders voted, on an advisory basis, on resolutions regarding the compensation of our Named Executive Officers. The resolutions were approved by a significant majority of stockholders indicating strong support for our overall executive compensation program. The Compensation Committee took these results into account in maintaining the compensation program for our Named Executive Officers in 2012 and, therefore, did not make any significant changes to the program as a result of the advisory votes. The Compensation Committee will continue to consider the outcome of the advisory vote when considering future executive compensation arrangements.

Executive Compensation Components

        For the fiscal year ended December 31, 2012, the principal elements of compensation for Named Executive Officers were:

  •
  Base salary

  •
  Performance-based incentive compensation

  •
  Long-term incentive compensation

  •
  Retirement and other benefits

  •
  Perquisites and other personal benefits

        In fiscal 2012, base salaries for Named Executive Officers were in the range of 50-75% of their total cash and equity compensation (excluding benefits). Annual cash performance-based incentive compensation was in the range of 25-50%. There was no long-term incentive compensation awarded for 2012, due primarily to the imposition of a blackout associated with the strategic alternatives evaluation process.

  Base Salary

        The Company pays its Named Executive Officers base salaries to provide them with guaranteed minimum compensation levels for their annual services. With the periodic assistance of third-party consultants, base salaries are set within a certain range and at competitive levels, with reference to position, level of responsibilities, experience and geographic market conditions. In establishing annual salary adjustments, the Compensation Committee conducted a subjective analysis that took into consideration the Company's and the individual's performance, as well as general marketplace conditions, including comparative information from similar industries. Such adjustments are meant primarily to maintain an individual's compensation in a range or adjust for position, duties, responsibilities or market changes. The Compensation Committee does not assign a fixed value or weight to any specific performance factor when making base salary decisions.

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

        In 2012, the performance of both the piano segment's domestic and overseas divisions resulted in a bonus pool for key employees including Messrs. Kurrer, Hanson and Losby, and the Company's band segment's results resulted in a bonus pool for Mr. Stoner. Mr. Hanson's bonus is based on the performance of both the Company's consolidated results and those of the piano segment. Mr. Losby's bonus is based on the performance of both the piano segment results and those of the domestic piano division. The Company's consolidated level ROA target for Mr. Hanson was 15.0%, with a minimum of 10.0% for any payout, and the Company achieved an ROA of 12.6%. The piano segment's ROA target for Messrs. Kurrer, Hanson, and Losby was 25.0%, with a minimum of 15.0% for any payout, and the segment achieved an ROA of 44.7%. The domestic piano division's ROA target for Mr. Losby was also 25.0%, with a minimum of 15.0% for any payout, and that division achieved an ROA of 28.5%. The band division's ROA target for Mr. Stoner was 20.0%, with a minimum of 13.0% for any payout, and that division achieved an ROA of 18.3%. The different ROA targets for piano and band are primarily due to the difference in how each segment accounts for the allocation of corporate level expenses. Mr. Sweeney did not participate in a specific bonus plan for 2012. Rather, consistent with his employment agreement, the Compensation Committee, after considering Mr. Sweeney's performance, authorized a discretionary bonus of approximately 100% of his 2012 salary.

  Long-term Incentive Compensation

        The Company, through the Compensation Committee, awards stock options or restricted stock awards to align the interests of its executives with the interests of the Company's stockholders by having the realizable value depend on an increase in the Company's stock price. The Compensation Committee believes this motivates the Company's executive officers to return value to stockholders through future appreciation of the Company's stock price. The options and awards provide a long-term incentive because they vest over a period of time and the options remain outstanding for 10 years, encouraging executive officers to focus energies on long-term corporate performance. The vesting requirements are designed to encourage retention of the Company's officers. In determining grants of stock options and restricted stock awards, the Compensation Committee takes into account an executive officer's position, scope of responsibility, performance, ability to affect profits and stockholder value, and value of stock options in relation to other elements of compensation. The Compensation Committee also considers prior equity awards made to the executive officer, internal equity and competitive market data. Due to the Board's consideration of various strategic alternatives during the year, all Named Executive Officers were subject to a "blackout period" as prescribed by the Company's Insider Trading Policy. A "blackout period," as defined in the policy, is a period during which the Named Executive Officers, because they are in possession of material, non-public information, are not permitted to trade the Company's stock. Accordingly, no long-term incentive compensation was granted to any Named Executive Officers in fiscal 2012.

  Retirement and Other Benefits

        Named Executive Officers are eligible to participate in all of the Company's employee benefit plans (except the Company's Employee Stock Purchase Plan), such as medical, dental and the insurance plans, including a 401(k) plan with Company matching contribution or profit sharing, in each case on the same basis as other employees and subject to certain limitations by the Internal Revenue Code (the "Code"). Messrs. Hanson, Kurrer and Losby also participate in the Company's Pension Plan as described in the "Pension Benefits" section included elsewhere in this Amended Report.

        The Company maintains a nonqualified supplemental executive retirement plan ("SERP") for certain key employees. The Company, in its sole and absolute discretion, may make an annual SERP contribution on behalf of the eligible participants. Generally the contribution ranges from 5-12% of the executive's compensation depending on age upon entering the plan. On January 23, 2013, the Compensation Committee approved a SERP contribution for fiscal 2012 of 5% of each of the following executives' compensation: Messrs. Sweeney, Hanson, Stoner and Losby. Total contributions and earnings thereon are then payable in the form of 15 substantially equal yearly installments beginning upon retirement and when the participant reaches age 65. Participants become fully vested upon the completion of five years of service. As of December 31, 2012, all Named Executive Officers except Mr. Sweeney were fully vested in the SERP.

  Perquisites and Other Personal Benefits

        The Company provides the Named Executive Officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with the Company's overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the Named Executive Officers, details of which are set forth in Footnote 4 of the Summary Compensation Table included elsewhere in this Amended Report. Attributed costs of the personal benefits for the Named Executive Officers for the fiscal year ended December 31, 2012 are included in the "All Other Compensation" column of the Summary Compensation Table.

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

Executive Compensation

        The following table sets forth the annual compensation paid and accrued by the Company for services rendered during the fiscal year ended December 31, 2012, to the Company's Chairman of the Board and Chief Executive Officer and the most highly compensated executive officers of the Company, all of whom were serving at the end of the last completed fiscal year (each a "Named Executive Officer").

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Michael T. Sweeney	2012	$750,000	$750,000	–	–	–	$50,125	$1,550,125
Chairman of the Board	2011	$173,939	$140,000	–	–	–	$7,572	$321,511
and Chief Executive Officer
Dennis M. Hanson	2012	$465,000	$200,000	–	–	$76,300	$56,958	$798,258
Chief Financial Officer	2011	$441,923	$99,500	–	–	$19,300	$33,326	$594,049
and Senior Executive Vice	2010	$374,600	$40,000	$198,900	–	$47,500	$28,445	$689,445
President
Thomas Kurrer(5)	2012	$504,600	$257,600	–	–	$769,424	–	$1,531,624
President, Steinway & Sons	2011	$545,789	$240,578	–	–	$651,168	–	$1,437,535
Worldwide	2010	$431,500	$300,000	–	–	$24,208	–	$755,708
John M. Stoner, Jr.	2012	$460,000	$150,000	–	–	$24,100	$48,759	$682,859
President, Conn-Selmer	2011	$435,481	–	–	–	$(600)	$14,509	$449,390
	2010	$370,200	$86,500	$198,900	–	$14,300	$15,000	$684,900
Ronald L. Losby	2012	$442,900	$147,000	–	–	$4,013	$70,549	$664,462
President, Steinway & Sons-	2011	$412,019	$149,000	–	–	$3,400	$48,287	$612,706
Americas	2010	$361,700	$40,000	–	–	$4,000	$40,045	$445,745
(1)
On January 26, 2011, based on their 2010 performance, the Company granted restricted stock awards to Messrs. Hanson and Stoner in the amount of 10,000 shares each of Ordinary Common Stock. The amounts reported in this column reflect the aggregate fair market value of the restricted stock awards as of the grant date. The restricted stock fully vested upon the sale of the Company's Class A Common Stock in June 2011. The amounts in the table do not reflect the actual value that may be realized by the Named Executive Officer.

(2)
The amounts reported in this column, if any, reflect the aggregate grant date fair value of option awards by the Company for financial statement reporting purposes for fiscal 2012, 2011, and 2010 for stock option awards in accordance with Accounting Standards Codification ("ASC") 718, without regard to forfeitures as prescribed by SEC rules. The assumptions used to calculate the grant date fair value of option awards under the Black-Scholes model are set forth in Note 14 to the Company's Consolidated Financial Statements filed with the Company's 2012 Annual Report on Form 10-K. The amounts in the table do not reflect the actual value that may be realized by the Named Executive Officers from exercising the options.

(3)
This amount reflects the actuarial increase or decrease in the present value of the executive's pension plan established by the Company based on the assumptions used in the Company's financial statements and as set forth in the Pension Benefits section of the Company's Annual Report on Form 10-K. For fiscal 2012 these amounts were $22,800, $769,424 and $4,013 for Messrs. Hanson, Kurrer and Losby, respectively. The increase in pension benefits is primarily attributable to a decrease in discount rates. This amount also reflects the aggregate earnings (loss) for each executive under the Company's SERP as set forth in the Nonqualified Deferred Compensation section in the Company's Annual Report on Form 10-K. For fiscal 2012, these amounts were $53,500 and $24,100 for Messrs. Hanson and Stoner, respectively.

(4)
The Company provided the Named Executive Officers with certain health, medical and other non-cash benefits generally available to all salaried employees and not included in "All Other Compensation" pursuant to SEC rules. The table below presents the components of "All Other Compensation" for 2012.

Name	Company 401(k) Plan Contributions	Company SERP Contribution	Life Insurance Premium	Perquisites and Other Personal Benefits(a)
Michael T. Sweeney	$13,125	$37,000	–	–
Dennis M. Hanson	$13,125	$23,000	$5,124	$15,709	(b)
John M. Stoner, Jr.	$11,250	$23,000	$609	$13,900	(c)
Ronald L. Losby	$13,125	$22,000	$5,124	$30,300	(d)
(a)
The Company provides certain perquisites and other benefits to its executive officers, including personal use of an automobile and piano, automobile and housing allowances, and medical reimbursements. The aggregate amount of perquisites and benefits for each Named Executive Officer is included in this column unless such amount did not exceed $10,000.

(b)
Includes $11,409 for personal use of a Company-leased automobile and $4,300 for use of a piano from the Steinway & Sons Concert and Artist piano bank. The value for such use is based on the annual rental fee the Company receives from dealers for similar pianos.

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

Grants of Plan-Based Awards

        There were no options or other equity awards granted to Named Executive Officers during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date
Dennis M. Hanson	10,000	–	$22.67	12/19/2013
	8,300	–	$32.03	03/30/2017
	25,000	–	$26.99	06/06/2018
Thomas Kurrer	10,000	–	$32.03	03/30/2017
	10,000	–	$28.90	03/31/2018
	5,000	–	$26.99	06/06/2018
	40,000	–	$11.20	09/04/2019
John M. Stoner, Jr.	12,000	–	$22.67	12/19/2013
	8,500	–	$32.03	03/30/2017
	10,000	–	$26.99	06/06/2018
	20,000	–	$11.20	09/04/2019
Ronald L. Losby	800	–	$22.67	12/19/2013
	6,000	–	$32.03	03/30/2017
	10,000	–	$28.90	03/31/2018
	5,000	–	$26.99	06/06/2018
	20,000	–	$11.20	09/04/2019
(1)
All outstanding options vested upon the sale of the Company's Class A Common Stock in June 2011.

Option Exercises and Stock Vested

        The following table shows the number of options exercised and restricted stock awards that were vested during fiscal 2012 by the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Dennis M. Hanson	6,000	$29,040	–	–
Ronald L. Losby	600	$2,904	–	–

Pension Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit(1)
Dennis M. Hanson	Steinway Musical Instruments, Inc. Pension Plan	15	$148,300
Thomas Kurrer	Steinway & Sons (Foreign) Pension Plan	23	$3,665,592
Ronald L. Losby	Steinway Musical Instruments, Inc. Pension Plan	11	$32,413
(1)
The amount shown reflects the actuarial present value based on assumptions used in the Company's financial statements.

        The Company maintains an overall pension plan, the Steinway Musical Instruments, Inc. Pension Plan, which includes all of the Company's historical domestic pension plans. The benefit formula in the Steinway & Sons domestic plan under which Messrs. Hanson and Losby will receive benefits, was frozen as of December 31, 2003. The accrued benefit will be a monthly benefit amount payable in the life annuity form. Mr. Hanson has 15 years of service under the plan with an estimated annual benefit of $15,639. Mr. Losby has 11 years of service under the plan with an estimated annual benefit of $3,721. These amounts are based on the pension being paid during the participant's lifetime and would be reduced on an actuarially equivalent basis in the event of a survivor benefit or other optional form of payment.

        Under the Steinway & Sons (Foreign) Pension Plan, Mr. Kurrer is entitled to receive approximately 37% of his annual base income based on 23 years of credited service as of December 31, 2012. His annual benefit will be $189,026 under the Steinway & Sons foreign pension plan. The figures presented have been converted from euro to U.S. dollars based on 2012 year-end currency exchange rates.

Nonqualified Deferred Compensation

Name	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year(2)	Aggregate Balance at Last Fiscal Year End(3)
Michael T. Sweeney	$37,000	–	$37,000
Dennis M. Hanson	$23,000	$53,500	$346,200
Ronald L. Losby	$22,000	–	$22,000
John M. Stoner, Jr.	$23,000	$24,100	$168,900
(1)
This amount is reflected in the column "All Other Compensation" for each executive in the Summary Compensation Table included elsewhere in this Amended Report.

(2)
This amount is reflected in the column "Change in Pension Value and Nonqualified Deferred Compensation Earnings" for each executive in the Summary Compensation Table included elsewhere in this Amended Report.

(3)
This amount includes the historical change in nonqualified deferred compensation, if any, related to each executive.

        The Company maintains a nonqualified SERP for certain key employees. The Company, in its sole and absolute discretion, may make an annual SERP contribution on behalf of the eligible participants.

Total contributions and earnings therein are then payable in the form of 15 substantially equal yearly installments beginning upon retirement and when the participant reaches age 65. Participants become fully vested upon the completion of 5 years of service. As of December 31, 2012, all executive officers participating in the SERP were fully vested, with the exception of Mr. Sweeney. The Company made a SERP contribution for 2012 equal to 5% of the salary of each eligible participant.

Employment Contracts

        On May 1, 2011, the Company entered into an Employment Agreement with Dennis M. Hanson, which was amended on December 21, 2012. The agreement provides that Mr. Hanson will continue to serve as General Counsel, Senior Executive Vice President and Chief Financial Officer of the Company in consideration of an annual base salary of $465,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Hanson is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by the Company.

        On May 1, 2011, Steinway & Sons entered into an Employment Agreement with Thomas Kurrer. The agreement provided that Mr. Kurrer would continue to serve as President of Steinway & Sons Worldwide in consideration of an annual base salary of €392,500, which could be increased following the end of each year of service. In addition to a base salary, Mr. Kurrer was eligible to receive bonuses and certain other employment benefits. Mr. Kurrer retired from his position as President after December 31, 2012, but remains on the Board of Directors.

        On May 1, 2011, Steinway, Inc. entered into an Employment Agreement with Ronald L. Losby, which was amended on December 21, 2012. The agreement provides that Mr. Losby will continue to serve as President of Steinway, Inc. in consideration of an annual base salary of $430,000, which may be increased following the end of each year of service. In addition to a base salary, Mr. Losby is eligible to receive bonuses and certain other employment benefits. The agreement automatically renews on an annual basis unless at least 60 days notice is given by Steinway, Inc.

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

        Each of Messrs. Hanson's and Losby's employment agreements provide the following benefits upon termination or non-renewal:

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

        In addition, Mr. Hanson's employment agreement provides that in the event the Company terminates Mr. Hanson without cause or does not renew his agreement or Mr. Hanson terminates his employment for good reason, the Company shall pay Mr. Hanson a lump sum equal to two times his latest annual salary plus bonus.

        Mr. Losby's employment agreement provides that in the event the Company terminates Mr. Losby without cause or does not renew his agreement or Mr. Losby terminates his employment for good reason, the Company shall pay Mr. Losby a lump sum equal to his latest annual salary plus bonus; provided further, that if such a lump sum payment is due within twelve months of a change of control, then the amount shall be equal to two times Mr. Losby's latest annual salary plus bonus.

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

        Mr. Sweeney's employment agreement provides that he shall not, for a period of 2 years after termination, compete with the Company, solicit or entice away any employees or customers of the Company or disclose confidential information of the Company. Each of Messrs. Hanson's, Kurrer's, Stoner's and Losby's employment agreements provide that the executive shall not, for a period of one year after termination, compete with the Company, solicit or entice away any employees or customers of the Company or disclose confidential information of the Company.

Compensation Policies and Practices As They Relate to the Company's Risk Management

        The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation of Directors

        The Company's compensation policy for non-employee directors states that non-employee directors that own, directly or indirectly, 5% or more of the Company's stock, shall not receive compensation for their services as directors. All non-employee directors are paid an annual retainer fee of $35,000, with the non-executive Chairman receiving an additional $35,000. In addition, such directors receive $12,500 for serving on the Audit Committee and $5,000 for serving on any other committee. Messrs. Sweeney, Kurrer, J.S. Kim, Lockwood and Stoner do not receive additional compensation in their roles as directors. The 2012 compensation for other non-employee directors is as follows:

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Edward Kim	$52,500	–	–	$52,500
Joon W. Kim	$35,000	–	–	$35,000
Don Kwon	$45,000	–	–	$45,000
Gregory S. Wood	$47,500	–	–	$47,500

Compensation Committee Interlocks and Insider Participation

        No interlocking relationships exist between the members of the Compensation Committee or the Board and the members of any other company's compensation committee or board of directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth as of December 31, 2012 the number of shares of common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Stock Plan	99,400	$23.97	–
2006 Stock Plan	541,650	21.78	246,550
2006 Purchase Plan	12,641	20.56	148,946

Total	653,691	$22.09	395,496

Stock Ownership of Directors, Officers, and Certain Beneficial Owners

        The following table sets forth certain information regarding the beneficial ownership of voting securities of the Company as of April 17, 2013 by each person known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, each of the directors and Named Executive Officers of the Company, and all executive officers and directors of the Company as a group.

Name	Amount and Nature of Beneficial Ownership of Ordinary Common Stock		Percent(1)
Samick Musical Instruments Co., Ltd. Samick Plaza Building 58-3 Nonhyeon-Dong, Gangnam-Gu Seoul, Korea 135-010	4,013,254	(2)	31.3%
ValueAct SmallCap Partners 435 Pacific Avenue, 4th Floor San Francisco, CA 94103	1,191,251	(3)	9.3%
Dimensional Fund Advisors LP. 1299 Ocean Avenue, Ste 650-11th Floor Santa Monica, CA 90401	890,360	(4)	6.9%
RBC Global Asset Management (U.S.), Inc. 100 South Fifth Street, Suite 2300 Minneapolis, MN 55402	984,566		7.7%
Directors
Edward Kim	–		**
Jong Sup Kim	4,013,254	(2)	31.3%
Joon W. Kim	–		**
Kyle R. Kirkland	75,431	(5)(6)	**
Thomas Kurrer	97,601	(7)	**
Don Kwon	–		**
David Lockwood	1,191,251	(3)	9.3%
Dana D. Messina	253,971	(5)(8)	2.0%
John M. Stoner, Jr.	67,392	(9)	**
Michael T. Sweeney	–		**
Gregory S. Wood	500		**
Other Executive Officers
Dennis M. Hanson	102,200	(10)	**
Ronald L. Losby	47,400	(11)	**
All directors and executive officers as a group (13 persons)	5,849,000	(2)(3)(5)(12)	45.6%
**
Less than 1 percent.

(1)
For purposes of determining beneficial ownership, owners of options exercisable within 60 days of April 17, 2013 are considered the beneficial owners of the shares of Ordinary Common Stock for which such options are exercisable, and the reporting herein is based on the assumption (as provided in the applicable rules of the SEC) that only the person or persons whose ownership is being reported will exercise such options for Ordinary Common Stock. As of April 17, 2013, there were 12,458,614 shares of Ordinary Common Stock issued and outstanding, less treasury stock.

(2)
Includes 4,013,254 of Ordinary Common Stock owned directly by Samick Musical Instruments Co., Ltd. ("Samick"). Mr. J.S. Kim is the Chairman of the Board of Samick and Chairman and director of Samick's subsidiaries. Mr. J.S. Kim disclaims beneficial ownership of the reported stock except to the extent of his pecuniary interest therein.

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

(5)
Includes 1,131 shares of Ordinary Common Stock owned by Kirkland Messina, Inc., which may be deemed to be beneficially owned by both Kyle R. Kirkland and Dana D. Messina. While Messrs. Kirkland and Messina may constitute a "group" for purposes of the Securities Exchange Act of 1934, as amended, they each disclaim beneficial ownership of all shares of Ordinary Common Stock held by the other person.

(6)
Includes 72,300 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 2,000 shares of Ordinary Common Stock that are pledged as security in a brokerage margin account.

(7)
Includes 65,000 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(8)
Includes 106,400 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 146,440 shares of Ordinary Common Stock pledged as security in a brokerage margin account.

(9)
Includes 50,500 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(10)
Includes 43,300 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(11)
Includes 41,800 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days.

(12)
Includes 379,300 shares of Ordinary Common Stock issuable in connection with outstanding stock options exercisable within the next 60 days and 148,440 shares of Ordinary Common Stock pledged as security in a brokerage margin account.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

        The Company has adopted a written Related Party Transaction Policy. A related party transaction is a transaction between the Company and any related party other than transactions available to all employees generally, or transactions involving less than $5,000 when aggregated with all similar transactions. Under this policy, any related party transaction must be approved by the Audit Committee in accordance with the guidelines set forth in the policy and must be on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party. At each calendar year's first regularly scheduled Audit Committee meeting, management recommends related party transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable.

        In fiscal 2012, the Company reimbursed Kirkland Messina, LLC, a limited liability corporation controlled by Messrs. Kirkland and Messina, a total of $61,573 for expenses including, but not limited to, airfare, hotel, meals, postage and telephone. In addition, the Company paid annual rent of $189,528 to Kirkland Messina, LLC for office space the Company uses in Los Angeles, California.

Director Independence

        The Board is comprised of a majority of independent directors. The Board has determined that Messrs. Edward Kim, J.S. Kim, Joon Kim, Kwon, Lockwood and Wood are all independent according to applicable rules of the SEC and the listing standards of the NYSE. The Board made this determination after discussions with the directors and review of their responses to questions regarding employment and transaction history, affiliations, and family and other relationships.

Item 14. Principal Accounting Fees and Services

        The aggregate fees billed to the Company by KPMG LLP ("KPMG") for professional, audit-related, and tax-related services for fiscal 2012 and 2011 were as follows:

  Audit Fees

          The aggregate fees billed by KPMG for its integrated audit of the Company's annual financial statements and internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and its reviews of the interim condensed financial statements included in the Company's Quarterly Reports on Form 10-Q were $942,000 for each of the fiscal years ended December 31, 2012 and 2011.

  Audit-Related Fees

          The aggregate fees billed by KPMG for audit-related services related to comfort letters and consultations regarding accounting and financial reporting in 2012 and 2011 were $30,950 and $12,000, respectively.

  Tax Fees

          The aggregate fees billed by KPMG for tax compliance services for the fiscal year ended December 31, 2012 and 2011 were $6,000 and $6,720, respectively.

  All Other Fees

          There were no other fees for the fiscal years ended December 31, 2012 and 2011.

Audit Committee Pre-Approval Policy

        The Audit Committee's Pre-Approval Policy prohibits the Company from engaging its independent registered public accounting firm for any non-audit services other than the following tax-related services: tax return preparation and review; advice on income tax, tax accounting, sales/use tax, excise tax and other miscellaneous tax matters; tax advice and implementation assistance on restructurings, mergers and acquisition matters and other tax strategies. KPMG did not provide any professional services related to tax matters, financial systems design and implementation, bookkeeping or internal audit services except for tax compliance consulting for the Company's United Kingdom subsidiary. The Audit Committee approved all of the fees paid to KPMG for services provided in 2012.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as a part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income (Loss) Years Ended December 31, 2012, 2011, and 2010
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements
2.	Schedules

All required schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Notes to the Consolidated Financial Statements.
3.	Exhibits: The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant(2)
3.2	Amended and Restated Bylaws of Registrant(12)
4.1	Indenture, dated as of February 23, 2006, among Steinway Musical Instruments, Inc., as Issuer; the subsidiary guarantors; and the Bank of New York Trust Company, N.A., as Trustee(4)
4.2	Rights Agreement dated September 26, 2011 between Steinway Musical Instruments, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, including the Form of Certificate of Designations of Participating Preferred Stock, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto(12)
4.3	Amendment No.1 to Rights Agreement between the Company and Continental Stock Transfer & Trust Company(17)
10.1	Employment Agreement dated as of May 1, 2011 by and between Steinway & Sons and Thomas Kurrer(9)
10.2	Employment Agreement dated as of May 1, 2011 by and between Steinway, Inc. and Ronald Losby(9)
10.3	Employment Agreement Amendment dated December 21, 2012 between Steinway, Inc. and Ronald Losby(16)

10.4	Employment Agreement dated May 1, 2011 by and between Steinway Musical Instruments, Inc. and Dennis Hanson(9)
10.5	Employment Agreement Amendment dated December 21, 2012 between Steinway Musical Instruments, Inc. and Dennis Hanson(16)
10.6	Succession Agreement dated October 24, 2011 by and between Steinway Musical Instruments, Inc. and Dana Messina(13)
10.7	Employment Agreement dated October 24, 2011 by and between Steinway Musical Instruments, Inc. and Michael Sweeney(13)
10.8	Succession Agreement dated July 1, 2011 by and between Steinway Musical Instruments, Inc. and Kyle Kirkland(10)
10.9	Employment Agreement dated December 20, 2011 between Conn-Selmer, Inc. and John M. Stoner, Jr.(14)
10.10	Distribution Agreement, dated November 1, 1952, by and between H. & A. Selmer, Inc. and Henri Selmer & Cie(1)
10.11	Loan and Security Agreement dated as of October 5, 2010, among Conn-Selmer, Inc. and Steinway, Inc. as borrowers; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative Agent(8)
10.12	Labor Contract Agreement between Musser Division and Carpenter Local 1027 Mill-Cabinet-Industrial Division affiliate of Chicago Regional Council of Carpenters of the United Brotherhood of Carpenters and Jointers of America(6)
10.13	Summary Description of Compensation for Non-Employee Directors(11)
10.14	Steinway Musical Instruments, Inc. 2006 Stock Compensation Plan(5)
10.15	Steinway Musical Instruments, Inc. 2006 Employee Stock Purchase Plan(5)
10.16	Subscription Agreement dated as of November 5, 2009, by and among Samick Musical Instruments Co, Ltd., and Steinway Musical Instruments, Inc.(7)
10.17	Amendment No. 1 to Subscription Agreement between the Company and Samick Musical Instruments Co., Ltd.(17)
10.18	Agreement between Conn-Selmer, Inc. and U.A.W. Local 2359(15)
10.19	Agreement Steinway & Sons with Local 81102, F.W. I.U.E-C.W.A., A.F.L., C.I.O. dated January 1, 2013
14.0	Code of Ethics and Professional Conduct(3)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Steinway Musical Instruments, Inc.
By:	/s/ Michael T. Sweeney Michael T. Sweeney	April 29, 2013 (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities listed below on April 29, 2013:

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

QuickLinks

EXPLANATORY NOTE
  PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
Summary Compensation Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules
  Signatures