Form 10-Q
period 2013-03-31
STEINWAY MUSICAL INSTRUMENTS INC
filed 2013-05-08
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Number of shares of Common Stock issued and outstanding as of May 2, 2013: 12,458,614

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                                                     FINANCIAL STATEMENTS

ITEM 1                                                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$76,803	$77,953
Cost of sales	51,453	54,806

Gross profit	25,350	23,147

Operating expenses:
Sales and marketing	11,280	11,985
General and administrative	8,470	8,961
Other operating expenses	19	38
Total operating expenses	19,769	20,984

Income from operations	5,581	2,163

Other expense, net	401	354
Interest income	(282)	(358)
Interest expense	1,199	1,208
Total non-operating expenses	1,318	1,204

Income before income taxes	4,263	959

Income tax provision	1,573	369

Net income	$2,690	$590

Earnings per share:
Basic	$0.22	$0.05
Diluted	$0.21	$0.05

Weighted average shares:
Basic	12,458,614	12,367,914
Diluted	12,539,872	12,505,869

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In Thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$2,690	$590
Other comprehensive income (expense) items:
Foreign currency translation adjustments	(3,047)	924
Amortization of defined benefit pension and postretirement benefit plans
Prior service credit	(22)	—
Actuarial losses	762	—
Effect of income taxes	(257)	—
Total comprehensive income	$126	$1,514

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$61,724	$73,406
Accounts, notes, and other receivables, net of allowances of $8,342 and $7,972 in 2013 and 2012, respectively	40,282	43,536
Inventories	130,434	125,081
Prepaid expenses and other current assets	35,634	9,079
Deferred tax assets	5,046	5,230
Total current assets	$273,120	$256,332

Property, plant and equipment, net of accumulated depreciation of $106,731 and $117,558 in 2013 and 2012, respectively	67,225	91,485
Trademarks	13,299	13,420
Goodwill	22,532	22,916
Other intangibles, net	1,076	1,328
Other assets	15,361	15,801
Long-term deferred tax assets	24,245	24,385

Total assets	$416,858	$425,667

Liabilities and stockholders’ equity
Current liabilities:
Debt	$67,978	$576
Accounts payable	11,856	12,867
Other current liabilities	35,605	40,175
Total current liabilities	115,439	53,618

Long-term debt	—	67,431
Deferred tax liabilities	470	560
Pension and other postretirement benefit liabilities	53,157	54,501
Other non-current liabilities	5,725	7,712
Total liabilities	174,791	183,822

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	162,675	162,579
Retained earnings	151,624	148,934
Accumulated other comprehensive loss	(28,173)	(25,609)
Treasury stock, at cost	(44,073)	(44,073)
Total stockholders’ equity	242,067	241,845

Total liabilities and stockholders’ equity	$416,858	$425,667

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,690	$590
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,338	2,263
Stock-based compensation expense	96	111
Excess tax benefit from stock-based awards	—	(16)
Tax benefit from stock option exercises	—	18
Deferred tax expense (benefit)	97	(76)
Provision for doubtful accounts	246	688
Other	152	(199)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	2,578	(78)
Inventories	(7,414)	(6,204)
Prepaid expenses and other assets	(3,317)	(1,292)
Accounts payable	(950)	1,233
Other liabilities	(6,387)	(4,758)
Cash flows from operating activities	(9,871)	(7,720)

Cash flows from investing activities:
Capital expenditures	(987)	(1,906)
Other	29	46
Cash flows from investing activities	(958)	(1,860)

Cash flows from financing activities:
Borrowings under lines of credit	—	3,000
Repayments under lines of credit	—	—
Proceeds from issuance of common stock	—	102
Excess tax benefit from stock-based awards	—	16
Cash flows from financing activities	—	3,118
Effect of foreign exchange rate changes on cash	(853)	242
Decrease in cash	(11,682)	(6,220)
Cash, beginning of period	73,406	49,888
Cash, end of period	$61,724	$43,668

Supplemental Cash Flow Information:
Interest paid	$2,378	$2,364
Income taxes paid	$2,514	$2,988

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2013	$14	$162,579	$148,934	$(25,609)	$(44,073)	$241,845
Comprehensive income			2,690	(2,564)		126
Stock-based compensation		96				96
Balance, March 31, 2013	$14	$162,675	$151,624	$(28,173)	$(44,073)	$242,067

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2013

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2012, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)           Summary of Significant Accounting Policies

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our accounting policies during 2013.

Recent Accounting Pronouncements — We adopted certain amendments to Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” effective January 1, 2013. These amendments relate only to financial statement presentation of other comprehensive income and, accordingly, the adoption did not have a material impact on our condensed consolidated financial statements.

The changes, net of income tax, in our other comprehensive income (loss) for the three months ended March 31, 2013 consist of the following:

		Foreign
	Pension and Other	Currency
	Postretirement	Translation
	Benefit Plans	Adjustments	Total
Balance, January 1, 2013 (net of tax of $18,998)	$(30,385)	$4,776	$(25,609)
Other comprehensive income (loss) before reclassifications	—	(3,047)	(3,047)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service credit (net of tax of $10)	(12)	—	(12)
Amortization of actuarial losses (net of tax of $267)	495	—	495
Net current period other comprehensive income (loss)	483	(3,047)	(2,564)
Balance, March 31, 2013 (net of tax of $18,741)	$(29,902)	$1,729	$(28,173)

Amounts reclassified from accumulated other comprehensive income (loss) associated with pensions are included in the computation of net periodic pension costs discussed in Note 13. Amounts related to our Postretirement Benefit Plan are not material to the condensed consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income:	$2,690	$590

Denominator:
Weighted-average common shares outstanding - basic	12,458,614	12,367,914
Dilutive effect of stock-based compensation plans	81,258	137,955
Weighted-average common shares outstanding - diluted	12,539,872	12,505,869

Net income per share - basic	$0.22	$0.05
Net income per share - diluted	$0.21	$0.05

We did not include 427,800 or 372,000 of the outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive.

(4)           Inventories

	March 31,	December 31,
	2013	2012
Raw materials	$18,053	$18,582
Work-in-process	36,274	34,923
Finished goods	76,107	71,576
Total inventory	$130,434	$125,081

(5)           Prepaid Expenses and Other Current Assets

On March 25, 2013 we entered into an agreement to sell our building on West 57th Street in New York City for $46.0 million, subject to a potential increase based on post-closing conditions. We have reclassified the building and its related assets, which consist primarily of prepaid real estate taxes and other expenses, as current since we expect the transaction to close during the second quarter of 2013. The building had a net book value of $22.8 million as of March 31, 2013. The building and related assets are reported as part of our piano segment. Our Prepaid Expenses and Other Current Assets consist of the following:

	March 31, 2013	December 31, 2012
Assets held for sale	$27,152	$47
Foreign currency contracts	708	315
Prepaid assets	7,774	8,717
Total	$35,634	$9,079

(6)           Goodwill, Trademarks, and Other Intangible Assets

Intangible assets other than goodwill and indefinite-lived trademarks are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the repayment periods of the underlying debt. Goodwill and indefinite-lived trademarks are not amortized but are subject to impairment testing. We conduct our annual impairment test on July 31st each year, and also when events and circumstances indicate that the fair value of any of our reporting units may be below the unit’s carrying value. We consider our band division, piano division, and our online music business to be separate reporting units.

Our annual impairment testing date of July 31st was selected to coincide with the timing of our fall budgeting and planning process, which provides multi-year cash flows that are used to conduct our annual impairment testing. No other events or circumstances occurred subsequent to our 2012 annual impairment test which would have indicated that our assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2013	$22,916	$—	$22,916
Foreign currency translation impact	(384)	—	(384)
Balance, March 31, 2013	$22,532	$—	$22,532

Trademarks:
Balance, January 1, 2013	$8,846	$4,574	$13,420
Foreign currency translation impact	(121)	—	(121)
Balance, March 31, 2013	$8,725	$4,574	$13,299

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

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	March 31, 2013	December 31, 2012
Gross deferred financing costs	$3,932	$3,932
Accumulated amortization	(3,231)	(3,130)
Deferred financing costs, net	$701	$802

Gross non-compete agreements	$250	$250
Accumulated amortization	(244)	(231)
Non-compete agreements, net	$6	$19

Gross customer relationships	$854	$843
Accumulated amortization	(546)	(506)
Customer relationships, net	$308	$337

Gross website and developed technology	$2,176	$2,176
Accumulated amortization	(2,115)	(2,006)
Website and developed technology, net	$61	$170

Total gross other intangibles	$7,212	$7,201
Accumulated amortization	(6,136)	(5,873)
Total other intangibles, net	$1,076	$1,328

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

	Three Months Ended March 31,
	2013	2012
Amortization expense	$263	$262

The following table shows the total estimated amortization expense for the remainder of 2013 and beyond:

Remainder of 2013	$446
2014	323
2015	239
2016	51
2017	13
Thereafter	4
Total	$1,076

(7)           Other Current Liabilities

Our other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued payroll and related benefits	$13,569	$15,748
Current portion of pension and other postretirement benefit liabilities	1,352	1,389
Accrued warranty expense	1,414	1,327
Accrued interest	382	1,563
Deferred income	10,016	10,834
Income and other taxes payable	357	202
Liabilities related to assets held for sale	2,245	—
Other accrued expenses	6,270	9,112
Total	$35,605	$40,175

Liabilities related to assets held for sale consist primarily of deferred rent credits associated with our West 57th Street land lease and tenant security deposits. These liabilities are considered part of the disposal group and will be removed from the balance sheet when we complete the sale of the building during the second quarter of 2013.

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012 is as follows:

	March 31, 2013	March 31, 2012	December 31, 2012
Beginning balance	$1,327	$1,242	$1,242
Additions	282	321	1,099
Claims and reversals	(170)	(177)	(1,031)
Foreign currency translation impact	(25)	22	17
Ending balance	$1,414	$1,408	$1,327

(8)                                 Debt

Our outstanding debt consists of the following:

	March 31, 2013	December 31, 2012
7.00% Senior Notes	$67,506	$67,506
Unamortized bond discount	(59)	(75)
Domestic line of credit	—	—
Overseas lines of credit	531	576
Total	67,978	68,007
Less: current portion	67,978	576
Long-term debt	$—	$67,431

Scheduled repayments of outstanding debt as of March 31, 2013 are as follows:

Remainder of 2013	$531
2014	67,506
Total	$68,037

(9)                                 Fair Values of Financial Instruments

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity or anticipated realization dates.

	March 31, 2013	December 31, 2012
Financial assets:
Trading securities - Level 1	$2,277	$1,952
Foreign currency contracts - Level 2	1,323	779
	$3,600	$2,731

Financial liabilities:
Foreign currency contracts - Level 2	$6	$122

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The cost-based net carrying value and estimated fair value are as follows:

	March 31, 2013		December 31, 2012
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$67,978	$69,137	$68,007	$68,631

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value. Certain assets, including long-lived assets held and used, trademarks associated with our online music business, and assets held for sale, with the exception of our building on West 57th Street in New York City, are measured at fair value on a non-recurring basis. There were no fair value measurement losses recognized for such assets in the first quarter of 2013.

(10)                          Stockholders’ Equity and Stock-based Compensation Arrangements

We have a Stockholder Rights Plan, an Employee Stock Purchase Plan, and Stock Plans, all of which are discussed fully in our Annual Report on Form 10-K for the period ended December 31, 2012.

The compensation cost and the income tax benefit recognized for these plans are as follows:

	Three Months Ended March 31,
	2013	2012
Compensation cost included in:
Basic income per share	$0.01	$0.01
Diluted income per share	$0.01	$0.01
Stock-based compensation expense	96	111
Income tax benefit	21	26

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

There were no options granted during the three months ended March 31, 2013 or 2012. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	641,050	$22.12
Outstanding, March 31, 2013	641,050	$22.12	4.8	$2,799

Exercisable, March 31, 2013	589,050	$22.76	4.7	$2,291

There was no option activity during the three month period ended March 31, 2013. The total intrinsic value of the options exercised during the three month period ended March 31, 2012 was $0.1 million. As of March 31, 2013, there was $0.2 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of approximately one year. Cash received from option exercises under the Stock Plans for the three month period ended March 31, 2012 was $0.1 million.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.2%	0.2%
Weighted-average expected life of option feature (in years)	1.0	1.0
Expected volatility of underlying stock	28.7%	28.6%
Expected dividends	n/a	n/a
Weighted-average fair value of option feature	$5.98	$7.19

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	12,641	$20.56
Shares subscribed	7,389	20.56
Exercised	—	—
Forfeited	(664)	20.56
Outstanding, March 31, 2013	19,366	$20.56	0.3	$65

(11)                          Other Expense, Net

	Three Months Ended March 31,
	2013	2012
West 57th Street building income	$(456)	$(555)
West 57th Street building expense	1,850	1,805
Foreign exchange gain, net	(716)	(619)
Miscellaneous, net	(277)	(277)
Other expense, net	$401	$354

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

(12)                          Commitments and Contingent Liabilities

We are involved in certain legal proceedings regarding environmental matters, which were previously disclosed in our 2012 Annual Report on Form 10-K. Further, in the ordinary course of business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business. While the outcome of such actions cannot be predicted with certainty, we believe that, based on our experience in dealing with these matters, their ultimate resolution will not have a material adverse impact on our business, financial condition, results of operations or prospects.

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

(13)                          Retirement Plans

We have defined benefit pension plans covering many of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$12	$4	$142	$113
Interest cost	770	850	374	405
Expected return on plan assets	(1,138)	(1,046)	(144)	(118)
Amortization of prior service credit	—	—	(13)	(13)
Amortization of net loss	365	313	136	12
Net periodic pension cost	$9	$121	$495	$399

Based on our domestic plan’s current funded status, we anticipate making contributions of $2.3 million to our domestic plan in 2013 as required by federal laws and regulations. As of March 31, 2013, we have contributed $0.2 million to this plan. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.7 million for the current year.

As of March 31, 2013, we have made contributions of $0.2 million to this plan. The pension plans of our German entities hold insurance contracts which relate to a single participant. These entities use operating cash to pay participant benefits as they become due. Expected 2013 benefit payments under these plans are $1.3 million, of which $0.3 million was paid through March 31, 2013.

We provide postretirement life insurance benefits to a limited number of certain eligible hourly retirees and their dependents. The activity in this plan is not material to the condensed consolidated financial statements.

(14)                          Segment Information

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

The following tables present information about our operating segments for the three months ended March 31, 2013 and 2012:

	Piano Segment				Band Segment			Other &	Consol
Three Months Ended 2013	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$24,255	$10,579	$10,580	$45,414	$30,543	$846	$31,389	$—	$76,803
Income (loss) from operations	1,423	621	1,310	3,354	3,093	83	3,176	(949)	5,581

	Piano Segment				Band Segment			Other &	Consol
Three Months Ended 2012	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total
Net sales to external customers	$20,412	$12,591	$11,140	$44,143	$32,898	$912	$33,810	$—	$77,953
Income (loss) from operations	(273)	1,877	1,394	2,998	1,063	70	1,133	(1,968)	2,163

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following to be critical accounting policies and estimates based on the definition above.

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

Inventory

We adjust our inventory carrying values for items such as lower-of-cost-or-market and obsolescence. We review inventory levels on a detailed basis, concentrating on the age and amounts of raw materials, work-in-process, and finished goods, as well as recent usage and sales dates and quantities to help develop our estimates. Ongoing changes in our business strategy, coupled with increased offshore sourcing, could affect our ability to realize the current cost of our inventory, and are considered by management when developing our estimates. We also establish reserves for anticipated book-to-physical adjustments based upon our historical level of adjustments from our annual physical inventories. We account for our inventory using standard costs. Accordingly, variances between actual and standard costs that are not abnormal in nature are capitalized into inventory and released based on calculated inventory turns. Abnormal costs are expensed in the period in which they occur.

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

We record long-lived intangible assets based on estimated acquisition-date fair values, and amortize finite-lived intangibles over their estimated useful lives. We test our goodwill and indefinite-lived trademark assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset may have decreased below its carrying value. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within a reporting unit that have similar economic characteristics.

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

Our assessment of indefinite-lived trademarks compares the present value of the future estimated after tax royalty payments, discounted at a risk-adjusted rate of return, to the carrying value of the trademark. This relief-from-royalty method estimates the savings in royalties a company would otherwise have had to pay if it did not own the trademarks and had to license them from a third party.

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

Environmental Liabilities

We make certain assumptions when calculating our environmental liabilities. We base our selection of assumptions, such as cost and length of time for remediation, on data provided by our environmental consultants, as well as information provided by regulatory authorities. We also make certain assumptions regarding the indemnifications we have received from others, including whether remediation costs are within the scope of the indemnification, the indemnifier’s ability to perform under the agreement, and whether past claims have been successful. Amounts recorded for our environmental obligations and expenses can fluctuate significantly based on management’s assumptions.

We believe the assumptions made by management provide a reasonable basis for the estimates reflected in our condensed consolidated financial statements.

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. These risk factors include, but are not limited to, the following: changes in general economic conditions; reductions in school budgets; increased competition; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new products, ability of suppliers to meet demand; concentration of credit risk; ability to fulfill piano orders in a timely manner; failure to consummate the sale of the West 57th Street building; and fluctuations in effective tax rates resulting from shifts in sources of income. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,				Change
	2013		2012		$	%
Net sales
Band	$31,389		$33,810		(2,421)	(7.2)
Piano	45,414		44,143		1,271	2.9
Total sales	76,803		77,953		(1,150)	(1.5)

Cost of sales
Band	22,131		25,854		(3,723)	(14.4)
Piano	29,322		28,952		370	1.3
Total cost of sales	51,453		54,806		(3,353)	(6.1)

Gross profit
Band	9,258	29.5%	7,956	23.5%	1,302	16.4
Piano	16,092	35.4%	15,191	34.4%	901	5.9
Total gross profit	25,350		23,147		2,203	9.5
	33.0%		29.7%

Operating expenses	19,769		20,984		(1,215)	(5.8)
Income from operations	5,581		2,163		3,418	158.0

Other expense, net	401		354		47	13.3
Net interest expense	917		850		67	7.9
Non-operating expenses	1,318		1,204		114	9.5

Income before income taxes	4,263		959		3,304	344.5

Income tax provision	1,573	36.9%	369	38.5%	1,204	326.3

Net income	$2,690		$590		2,100	355.9

Overview — Piano division revenue improved due to price increases, stronger demand for Steinway grand pianos in the Americas, and improved shipments of Boston and Essex pianos in the Americas and Asia-Pacific regions. Piano gross margins benefited from price increases and a favorable shift in mix to more profitable piano models. Band division revenues decreased due to lower shipments of most product categories. Band gross margin improved significantly due to price increases and shifts in mix of products sold.

Net Sales — Revenue generated by our Americas region of $24.3 million increased 19% over the year-ago period. Wholesale revenue increased $3.1 million and retail revenue increased $0.9 million, driven by a 13% increase in Steinway grand unit shipments and a 32% increase in Boston and Essex unit shipments. Standard price increases of 3.5% on Steinway grand pianos also contributed to the revenue improvement. Sales in Europe were $3.0 million lower than the year-ago period due to a 35% decrease in Steinway grand unit shipments and a 23% decrease in Boston and Essex unit shipments. Backlogs on certain models and softer demand were the primary causes of the decrease in revenue, which occurred despite standard price increases of nearly 5%. Sales in the Asia-Pacific region increased $0.5 million notwithstanding a 13% decrease in Steinway grand unit shipments, as shipments of Boston and Essex pianos rose 53%.

Band division revenue decreased $2.4 million during the period. An average price increase of 3% and shifts in mix towards higher margin sourced products and professional brass instruments helped mitigate the impact on an 18% decrease in overall unit shipments.

Cost of Sales — Cost of sales increased $2.0 million at our domestic piano division primarily due to the revenue improvement. Cost of sales overseas decreased $1.6 million, correlating to the revenue reduction.

Band division cost of sales was $3.7 million less than the year-ago period. This resulted from lower costs due to shifts in production and the mix of products sold, coupled with approximately $1.7 million resulting from the decrease in revenue.

Gross Profit — Gross profit was $2.2 million higher due to improved sales at our piano division and better margins generated by the band division. Gross margins in the Americas rose from 31.7% to 34.3% in the current period. There was little manufacturing cost increase, so the implemented price increases on Steinway grands directly benefited gross profit. Also, we experienced a shift in mix towards larger model Steinway grands, which typically generate higher margins. Gross margins on sales made in the Europe and Asia-Pacific regions were consistent with the year-ago period at 36.7%. Although factory inefficiencies resulting from training of additional workers at our manufacturing facility in Germany adversely impacted gross profit by $0.4 million, this was offset by standard price increases and a beneficial impact of shifts in mix of pianos sold. Overall piano division gross profit also benefited from a favorable exchange rate impact on Boston pianos.

Gross margin generated by the band division increased from 23.5% to 29.5% in the current period due primarily to shifts in mix towards higher margin sourced and professional instruments. Since manufacturing costs improved slightly, implemented price increases directly benefited gross profit.

Operating Expenses — Operating expenses decreased $1.2 million during the period. Sales and marketing costs were $0.7 million lower due in part to a decrease in bad debt expense of $0.4 million as well as timing of promotional activities. General and administrative costs decreased $0.5 due to the absence of  $0.7 million of legal and consulting costs which were incurred in the year-ago period in pursuit of strategic alternatives.

Non-operating Expenses — Non-operating expenses were $0.1 million greater than the year-ago period. Higher foreign exchange gains of $0.1 million offset an increase in net expenses associated with our West 57th Street building of a comparable amount. Interest income was $0.1 million less due to lower financed receivables at our band division.

Income Taxes — We recorded income tax expense of $1.6 million, reflecting our anticipated annual effective income tax rate of 37.0% associated with current year income and a nominal impact of uncertain tax positions and other discrete items. The rate of 38.5% in the year-ago period reflected an anticipated annual effective income tax rate of 36.6% as well as uncertain tax positions and other discrete items.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the three months ended March 31, 2013 and 2012 are summarized as follows:

	2013	2012	Change
Net income:	$2,690	$590	$2,100
Changes in operating assets and liabilities	(15,490)	(11,099)	(4,391)
Other adjustments to reconcile net income to cash from operating activities	2,929	2,789	140
Cash flows from operating activities	(9,871)	(7,720)	(2,151)

Cash flows from investing activities	(958)	(1,860)	902

Cash flows from financing activities	—	3,118	(3,118)

Cash used by operating activities increased $2.2 million from the year-ago period. Cash provided by accounts receivable increased $2.7 million largely due to collection of piano division receivables recorded at the end of 2012. Due to its revenue cycle, our band division typically uses cash for receivables until the fourth quarter. Cash used for inventory was $1.2 million higher since production outpaced shipments, particularly at our band division factories and our piano manufacturing facility in Germany. We used $2.0 million more for prepaids and other assets due to the timing of insurance and tax payments, as well as $0.6 million used for a workers’ compensation insurance deposit. Lastly, we used $3.8 million more for accounts payable and accrued liabilities due to higher vendor, bonus, and benefit payments.

Cash used for investing activities was $0.9 million lower than the year-ago period since we expended less on capital projects in the current period. In 2013, we expect capital expenditures for the full year to be in the range of $8.0 to $10.0 million.

Cash provided by financing activities decreased $3.1 million since we had no financing activity in the current period. In the year-ago period, we borrowed $3.0 million on our domestic line of credit to fund domestic piano operations.

Borrowing Activities and Availability — We have a domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment. As of March 31, 2013 we had nothing outstanding on this Credit Facility and $82.4 million of availability, net of borrowing restrictions.

Our non-domestic credit facilities originating from two German banks provide for borrowings by foreign subsidiaries of up to €15.3 million ($19.5 million at the March 31, 2013 exchange rate), net of borrowing restrictions of €0.3 million ($0.4 million at the March 31, 2013 exchange rate) and are payable on December 31, 2013 or February 28, 2014. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.3 million at the March 31, 2013 exchange rate) for use by our U.K. branch and ¥300 million ($3.2 million at the March 31, 2013 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.2 million at the March 31, 2013 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at rates of the Bank of England base rate plus a fluctuating percentage for British pound loans, a base rate contingent upon currency borrowed plus 1.0% for loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 2.1% for Japanese yen loans. We had nothing outstanding as of March 31, 2013 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.2 million at the March 31, 2013 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.0 % at March 31, 2013) and expires on June 30, 2013. As of March 31, 2013 we had $0.5 million outstanding on this revolving loan agreement.

At March 31, 2013, our total outstanding indebtedness amounted to $68.0 million, consisting of $67.5 million of our 7.00% Senior Notes due March 1, 2014 and $0.5 million of notes payable to foreign banks.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to repurchase 7.00% Senior Notes, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of March 31, 2013 and do not anticipate any compliance issues in the future. Our bond indenture contains limitations, based on net income (among other things), on the amount of discretionary repurchases we may make of our common stock. Our intent and ability to repurchase additional common stock either directly from shareholders or on the open market is directly affected by this limitation. In May 2008 we announced a share repurchase program, which permits us to make discretionary purchases of up to $25.0 million of our common stock. To date, we have repurchased 102,127 shares and approximately $22.5 million remains authorized for repurchases under this program. We did not make any repurchases during the three months ended March 31, 2013, but may make repurchases during the remainder of 2013.

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

At March 31, 2013, our operations in foreign tax jurisdictions held $27.7 million in cash, comprised of $18.3 million in renminbi, $4.1 million in yen, $3.1 million in euro, and $2.2 million in pounds. We indefinitely reinvest earnings of our operations in foreign tax jurisdictions, with the exception of our operations in China. Accordingly, we have fully provided for any associated domestic tax liability relating to these earnings. The amount of funds we will be able to repatriate from China to the United States is contingent upon approval of applicable taxing authorities, but we expect to repatriate approximately

$15.0 million in 2013. We continue to reinvest the earnings of our other operations in foreign tax jurisdictions. We believe that domestic cash flow from operations, coupled with our domestic borrowing availability is sufficient to fund domestic operation and debt service activity in the next twelve months, including the repayment of our Senior Notes, which mature in less than one year. Similarly, cash flows from overseas operations coupled with our overseas borrowing availability is sufficient to fund overseas operating activity for the next twelve months.

Other than those described above, we do not have any current plans or intentions that will have a material adverse impact on our liquidity in 2013, although we may consider acquisitions that may require funding from operations or from our credit facilities. We expect to complete the sale of our building on West 57th Street in New York City during the second quarter of 2013 and to receive cash proceeds, net of transaction costs, of at least $40.0 million. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations, transactions, and available borrowings under the Credit Facility, will be adequate to meet our debt service requirements, fund regular capital requirements and satisfy our working capital and general corporate needs for the next twelve months.

Contractual Obligations - The following table provides a summary of our contractual obligations at March 31, 2013.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$72,370	$72,370	$—	$—	$—
Capital leases	5	4	1	—	—
Operating leases(2)	250,104	6,421	10,324	8,615	224,744
Purchase obligations(3)	22,576	22,576	—	—	—
Other long-term liabilities(4)	61,621	3,990	1,935	1,831	53,865
Total	$406,676	$105,361	$12,260	$10,446	$278,609

Notes to Contractual Obligations:

(1)   Long-term debt represents long-term debt obligations, the fixed interest on our Notes, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable March 31, 2013 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Activities and Availability” section of “Liquidity and Capital Resources.”

(2)   Approximately $237.1 million of our operating lease obligations are attributable to the land lease associated with Steinway Hall, which has eighty-five years remaining. We will no longer have this liability once we sell Steinway Hall. The rest of the obligation is attributable to the leasing of other facilities and equipment.

(3)   Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and service agreements.

(4)   Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 13 in the Notes to Condensed Consolidated Financial Statements included within this filing and obligations under employee and consultant agreements. We have not included $0.1 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

Recent Accounting Pronouncements

We adopted certain amendments to Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” effective January 1, 2013. These amendments relate only to financial statement presentation of other comprehensive income and, accordingly, the adoption did not have a material impact on our condensed consolidated financial statements.

ITEM 3                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. We mitigate a portion of our foreign currency exchange rate risk by maintaining foreign currency cash balances and holding option and forward foreign currency contracts. They are not designated as hedges for accounting purposes. These contracts relate primarily to intercompany transactions and are not used for trading or speculative purposes. The fair value of the option and forward foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. The impact of an adverse change in foreign currency exchange rates would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our revolving loans bear interest at rates that fluctuate with changes in the Prime Rate, Federal Funds Rate, LIBOR, TIBOR, EURIBOR, the Bank of England Rate, and other base rates. As such, our interest expense on our revolving loans and the fair value of our fixed long-term debt are sensitive to changes in market interest rates. The effect of an adverse change in market interest rates on our interest expense would not be materially different than that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

The majority of our debt is at a fixed interest rate. Therefore, the associated interest expense is not sensitive to fluctuations in market interest rates. However, the fair value of our fixed interest debt would be sensitive to market rate changes. Such fair value changes may affect our decision whether to retain, replace, or retire this debt.

ITEM 4                 CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2013, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: May 8, 2013