Form 10-Q
period 2013-06-30
STEINWAY MUSICAL INSTRUMENTS INC
filed 2013-08-09
CIK 911583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock issued and outstanding as of August 2, 2013: 12,548,317

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I                             FINANCIAL STATEMENTS

ITEM 1                           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$92,353	$85,704	$169,156	$163,657
Cost of sales	61,063	58,339	112,516	113,145

Gross profit	31,290	27,365	56,640	50,512

Operating expenses:
Sales and marketing	10,969	11,072	22,249	23,057
General and administrative	11,266	10,144	19,736	19,105
Other operating (income) expenses, net	(46)	12	(27)	50
Impairment charges	500	166	500	166
Total operating expenses	22,689	21,394	42,458	42,378

Income from operations	8,601	5,971	14,182	8,134

Gain on sale of West 57th Street property	(22,725)	—	(22,725)	—
Other expense, net	1,018	1,277	1,419	1,631
Interest income	(258)	(276)	(540)	(634)
Interest expense	1,197	1,218	2,396	2,426
Total non-operating (income) expenses	(20,768)	2,219	(19,450)	3,423

Income before income taxes	29,369	3,752	33,632	4,711

Income tax provision	9,214	1,355	10,787	1,724

Net income	$20,155	$2,397	$22,845	$2,987

Earnings per share:
Basic	$1.62	$0.19	$1.83	$0.24
Diluted	$1.60	$0.19	$1.82	$0.24

Weighted average shares:
Basic	12,463,406	12,378,371	12,461,010	12,373,143
Diluted	12,571,105	12,506,701	12,558,434	12,507,559

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$20,155	$2,397	$22,845	$2,987
Other comprehensive income (expense) items:
Foreign currency translation adjustments	(427)	(1,976)	(3,474)	(1,052)
Amortization of defined benefit pension and postretirement benefit plans
Prior service credit	(173)	—	(195)	—
Actuarial losses	522	—	1,284	—
Effect of income taxes	(140)	—	(397)	—
Total comprehensive income	$19,937	$421	$20,063	$1,935

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$106,500	$73,406
Accounts, notes, and other receivables, net of allowances of $8,684 and $7,972 in 2013 and 2012, respectively	49,211	43,536
Inventories	133,974	125,081
Prepaid expenses and other current assets	10,331	9,079
Deferred tax assets	5,489	5,230
Total current assets	$305,505	$256,332

Property, plant and equipment, net of accumulated depreciation of $107,746 and $117,558 in 2013 and 2012, respectively	67,936	91,485
Trademarks	12,860	13,420
Goodwill	22,727	22,916
Other intangibles, net	905	1,328
Other assets	16,060	15,801
Long-term deferred tax assets	25,999	24,385

Total assets	$451,992	$425,667

Liabilities and stockholders’ equity
Current liabilities:
Debt	$67,968	$576
Accounts payable	16,344	12,867
Other current liabilities	45,632	40,175
Total current liabilities	129,944	53,618

Long-term debt	—	67,431
Deferred tax liabilities	700	560
Pension and other postretirement benefit liabilities	52,703	54,501
Other non-current liabilities	6,166	7,712
Total liabilities	189,513	183,822

Commitments and contingent liabilities

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	163,103	162,579
Retained earnings	171,779	148,934
Accumulated other comprehensive loss	(28,391)	(25,609)
Treasury stock, at cost	(44,026)	(44,073)
Total stockholders’ equity	262,479	241,845

Total liabilities and stockholders’ equity	$451,992	$425,667

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,845	$2,987
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,301	4,466
Impairment charges	500	166
Stock-based compensation expense	188	211
Excess tax benefit from stock-based awards	(46)	(16)
Tax benefit from stock option exercises	48	18
Deferred tax benefit	(2,064)	(111)
Provision for doubtful accounts	239	915
Gain on sale of West 57th Street property	(22,725)	—
(Gain) loss on sale of assets	(12)	12
Other	531	(112)
Changes in operating assets and liabilities:
Accounts, notes and other receivables	(6,110)	(5,313)
Inventories	(9,909)	(8,204)
Prepaid expenses and other assets	(1,082)	(489)
Accounts payable	3,350	1,723
Other liabilities	4,859	(5,905)
Cash flows from operating activities	(5,087)	(9,652)
Cash flows from investing activities:
Capital expenditures	(2,847)	(3,431)
Proceeds from sale of West 57th Street property	43,318	—
Proceeds from sale of property, plant and equipment	117	1
Other	37	77
Acquisition of subsidiary	(1,332)	—
Cash flows from investing activities	39,293	(3,353)
Cash flows from financing activities:
Borrowings under lines of credit	—	4,500
Repayments under lines of credit	—	(1,000)
Proceeds from issuance of common stock	335	298
Excess tax benefit from stock-based awards	46	16
Cash flows from financing activities	381	3,814
Effect of foreign exchange rate changes on cash	(1,493)	(236)
Increase (decrease) in cash	33,094	(9,427)
Cash, beginning of period	73,406	49,888
Cash, end of period	$106,500	$40,461
Supplemental Cash Flow Information:
Interest paid	$2,380	$2,427
Income taxes paid	$4,628	$4,626

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(In Thousands Except Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2013	$14	$162,579	$148,934	$(25,609)	$(44,073)	$241,845

Comprehensive income (loss)			22,845	(2,782)		20,063
Exercise of 18,500 options for shares of common stock		288			47	335
Tax benefit of options exercised		48				48
Stock-based compensation		188				188
Balance, June 30, 2013	$14	$163,103	$171,779	$(28,391)	$(44,026)	$262,479

See notes to condensed consolidated financial statements.

STEINWAY MUSICAL INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

(Tabular Amounts In Thousands Except Share, Per Share, Option, and Per Option Data)

(1)                                 Basis of Presentation

The accompanying condensed consolidated financial statements of Steinway Musical Instruments, Inc. and subsidiaries (the “Company”) for the three and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2012, and include all adjustments which are of a normal and recurring nature, necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods. We encourage you to read the condensed consolidated financial statements in conjunction with the risk factors, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Throughout this report “we,” “us,” and “our” refer to Steinway Musical Instruments, Inc. and subsidiaries taken as a whole.

(2)                                 Summary of Significant Accounting Policies

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our accounting policies during the first six months of 2013.

Recent Accounting Pronouncements — We adopted certain amendments to Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” effective January 1, 2013. These amendments relate only to financial statement presentation of other comprehensive income and, accordingly, the adoption did not have a material impact on our condensed consolidated financial statements.

(3)                                 Recent Events

On June 30, 2013, Steinway Musical Instruments, Inc. (“SMI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KSTW Holdings, Inc., a Delaware corporation (“Parent”), and KSTW Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), providing for the merger of Acquisition Sub with and into SMI, with SMI being the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).  Parent and Acquisition Sub are affiliates of Kohlberg Management VII, L.P. (“Kohlberg”).

On July 15, 2013, Acquisition Sub commenced a cash tender offer (the “Offer”) to acquire all of the outstanding shares of SMI common stock.  Upon the successful closing of the Offer, stockholders of SMI who tender their shares in the Offer will receive $35.00 per share, in cash, payable without interest and less any applicable withholding taxes.

The Offer will expire at 11:59 p.m., New York City time, on August 21, 2013, unless extended in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the SEC.  Consummation of the Offer is subject to customary conditions, including, among others, (i) the valid tender of the number of shares that would represent at least a majority of the outstanding shares of common stock of SMI; (ii) Parent’s receipt of the proceeds of the debt financing; (iii) the Rights Agreement shall have no force or effect with respect to the Offer and the Merger; (iv) the absence of certain legal impediments to the consummation of the Merger; and (v) the absence of any change, event or occurrence that has had or would reasonably be expected to have a material adverse effect on SMI.

The Merger Agreement provides for a 45-day “go-shop” period, which will end on August 14, 2013, during which time SMI may solicit alternative proposals to the transaction with Kohlberg. Any shares not tendered in the Offer will be acquired in a second-step merger at the same cash price as paid in the Offer.  The transaction is expected to close in the third quarter of 2013.

(4)                                 Other comprehensive income (loss)

The changes, net of income tax, in our other comprehensive income (loss) for the three and six months ended June 30, 2013 consist of the following:

	Pension and Other Postretirement Benefit Costs	Foreign Currency Translation Adjustments	Total
Balance, April 1, 2013 (net of tax of $18,741)	$(29,902)	$1,729	$(28,173)
Other comprehensive income (loss) before reclassifications	—	(427)	(427)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service credit (net of tax of $48)	(125)	—	(125)
Amortization of actuarial losses (net of tax of $188)	334	—	334
Net current period other comprehensive income (loss)	209	(427)	(218)
Balance, June 30, 2013 (net of tax of $18,601)	$(29,693)	$1,302	$(28,391)

	Pension and Other Postretirement Benefit Costs	Foreign Currency Translation Adjustments	Total
Balance, January 1, 2013 (net of tax of $18,998)	$(30,385)	$4,776	$(25,609)
Other comprehensive income (loss) before reclassifications	—	(3,474)	(3,474)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service credit (net of tax of $58)	(137)	—	(137)
Amortization of actuarial losses (net of tax of $455)	829	—	829
Net current period other comprehensive income (loss)	692	(3,474)	(2,782)
Balance, June 30, 2013 (net of tax of $18,601)	$(29,693)	$1,302	$(28,391)

Amounts reclassified from accumulated other comprehensive income (loss) associated with pensions are included in the computation of net periodic pension costs discussed in Note 15. Amounts related to our Postretirement Benefit Plan are not material to the condensed consolidated financial statements.

(5)                                 Earnings per Common Share

We compute earnings per share using the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflects the dilutive impact of shares subscribed under the Employee Stock Purchase Plan (“Purchase Plan”) and effect of our outstanding options using the treasury stock method, except when such items would be antidilutive.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income:	$20,155	$2,397	$22,845	$2,987

Denominator:
Weighted-average common shares outstanding - basic	12,463,406	12,378,371	12,461,010	12,373,143
Dilutive effect of stock-based compensation plans	107,699	128,330	97,424	134,416
Weighted-average common shares outstanding - diluted	12,571,105	12,506,701	12,558,434	12,507,559

Net income per share - basic	$1.62	$0.19	$1.83	$0.24
Net income per share - diluted	$1.60	$0.19	$1.82	$0.24

We did not include 349,900 of the outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and six months ended June 30, 2013, because generally their exercise prices were more than the average market price of our common shares, and therefore antidilutive. We did not include 372,000 of the outstanding options to purchase shares of common stock in the computation of diluted earnings per share for the three and six month periods ended June 30, 2012 for the same reason.

(6)                                 Inventories

	June 30,	December 31,
	2013	2012
Raw materials	$19,451	$18,582
Work-in-process	35,333	34,923
Finished goods	79,190	71,576
Total inventory	$133,974	$125,081

Finished goods inventory was impacted by the preliminary purchase price allocation of $1.0 million relating to our acquisition of assets associated with piano retail stores in San Francisco, Sacramento, and Walnut Creek, California on June 2, 2013. This acquisition, which also included $0.4 million of property, plant and equipment, was not material to our financial condition or results of operations.

(7)                                 Divestiture of Assets Held for Sale

On June 28, 2013 we sold our building on West 57th Street in New York City for $46.3 million, subject to a potential increase based on post-closing conditions. A summary of the transaction is as follows:

Gross proceeds:		$46,300
Net assets tendered
Building	22,726
Other assets	1,502
Subtotal	24,228
Less:
Deferred rent credits	1,783
Total net assets tendered		22,445
Subtotal		23,855
Capitalized rent asset		1,852
Transaction costs		(2,982)
Net gain on transaction		$22,725

Transaction costs consisted of real estate transfer taxes of $1.4 million and commissions, fees, and legal costs of $1.6 million. The capitalized rent asset, which is based on the fair market value of the space we are leasing, will be recognized ratably over the 15-month free rent period. The potential incremental proceeds from this transaction relate to contingent payments from an escrow account. We will not recognize these proceeds, if any, unless and until we receive them. We expect to utilize $4.4 million of foreign tax credits as a result of this transaction. Accordingly, we have removed the valuation allowance of $2.2 million related to these deferred tax assets during the second quarter of 2013. This directly benefited our effective tax rate in the second quarter of 2013.

(8)                                 Goodwill, Trademarks, and Other Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Deferred financing costs are amortized over the repayment periods of the underlying debt. Goodwill and indefinite-lived trademarks are not amortized but are subject to impairment testing. We conduct our annual impairment test on July 31st each year, and also when events and circumstances indicate that the fair value of any of our reporting units may be below the unit’s carrying value. We consider our band division, piano division, and our online music business to be separate reporting units.

Our annual impairment testing date of July 31st was selected to coincide with the timing of our fall budgeting and planning process, which provides multi-year cash flows that are used to conduct our annual impairment testing. However, in the second quarter of 2013, changes in our online music business, including increased costs and a deterioration in our revenue growth assumptions, caused us to test the related trademark asset for recoverability. We determined that the future anticipated cash flows for this business were reduced and our trademark was impaired. As a result, we recorded an impairment charge of $0.5 million for the trademark associated with our online music business, which is included in the piano segment. No other events or circumstances occurred subsequent to our 2012 annual impairment test which would have indicated that our assets may be impaired.

The changes in carrying amounts of goodwill and trademarks are as follows:

	Piano	Band	Total
Goodwill:
Balance, January 1, 2013	$22,916	$—	$22,916
Foreign currency translation impact	(189)	—	(189)
Balance, June 30, 2013	$22,727	$—	$22,727

Trademarks:
Balance, January 1, 2013	$8,846	$4,574	$13,420
Impairment	(500)	—	(500)
Foreign currency translation impact	(60)	—	(60)
Balance, June 30, 2013	$8,286	$4,574	$12,860

Our cumulative impairment losses are $8.8 million associated with band division goodwill, $1.3 million related to band division trademarks, $2.7 million attributable to online music business goodwill, and $1.7 million associated with online music business trademarks.

We also carry certain intangible assets that are amortized. Once fully amortized, these assets are removed from both the gross and accumulated amortization balances. These assets consist of the following:

	June 30, 2013	December 31, 2012
Gross deferred financing costs	$3,932	$3,932
Accumulated amortization	(3,332)	(3,130)
Deferred financing costs, net	$600	$802

Gross non-compete agreements	$—	$250
Accumulated amortization	—	(231)
Non-compete agreements, net	$—	$19

Gross customer relationships	$459	$843
Accumulated amortization	(154)	(506)
Customer relationships, net	$305	$337

Gross website and developed technology	$—	$2,176
Accumulated amortization	—	(2,006)
Website and developed technology, net	$—	$170

Total gross other intangibles	$4,391	$7,201
Accumulated amortization	(3,486)	(5,873)
Total other intangibles, net	$905	$1,328

The weighted-average amortization period for deferred financing costs is six years, and the weighted-average amortization period for all other amortizable intangibles is approximately five years. The remaining weighted-average amortization period for deferred financing costs is approximately one year and the remaining weighted-average amortization period for all other amortizable intangibles is approximately three years. Total amortization expense, which includes amortization of deferred financing costs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$200	$261	$463	$523

The following table shows the total estimated amortization expense for the remainder of 2013 and beyond:

Remainder of 2013	$247
2014	330
2015	245
2016	57
2017	19
Thereafter	7
Total	$905

(9)                                 Other Current Liabilities

Our other current liabilities consist of the following:

	June 30, 2013	December 31, 2012
Accrued payroll and related benefits	$15,206	$15,748
Current portion of pension and other postretirement benefit liabilities	1,368	1,389
Accrued warranty expense	1,427	1,327
Accrued interest	1,566	1,563
Deferred income	9,924	10,834
Income and other taxes payable	9,009	202
Other accrued expenses	7,132	9,112
Total	$45,632	$40,175

Accrued warranty expense is recorded at the time of sale for instruments that have a warranty period ranging from one to ten years. The accrued expense recorded is generally calculated on a ratio of warranty costs to sales based on our warranty history and is adjusted periodically following an analysis of actual warranty claims. The accrued warranty expense activity for the three months ended June 30, 2013 and 2012, and the year ended December 31, 2012 is as follows:

	June 30, 2013	June 30, 2012	December 31, 2012
Beginning balance	$1,327	$1,242	$1,242
Additions	496	698	1,099
Claims and reversals	(379)	(481)	(1,031)
Foreign currency translation impact	(17)	(15)	17
Ending balance	$1,427	$1,444	$1,327

(10)                          Debt

Our outstanding debt consists of the following:

	June 30, 2013	December 31, 2012
7.00% Senior Notes	$67,506	$67,506
Unamortized bond discount	(43)	(75)
Overseas lines of credit	505	576
Total	67,968	68,007
Less: current portion	67,968	576
Long-term debt	$—	$67,431

Scheduled repayments of outstanding debt as of June 30, 2013 are as follows:

Remainder of 2013	$68,011
Total	$68,011

On June 14, 2013, we called all of our outstanding 7.00% Senior Notes, to be redeemed on July 15, 2013. This redemption is discussed further in Note 17.

(11)                          Fair Values

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and the fair value hierarchy of the valuation techniques we utilized. We classify these assets and liabilities as either short term or long term based on maturity or anticipated realization dates.

	June 30, 2013	December 31, 2012
Financial assets:
Trading securities - Level 1	$2,374	$1,952
Foreign currency contracts - Level 2	1,566	779
	$3,940	$2,731

Financial liabilities:
Foreign currency contracts - Level 2	$96	$122

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

We base the estimated fair value of our debt on institutional quotes currently available to us. The cost-based net carrying value and estimated fair value are as follows:

	June 30, 2013		December 31, 2012
	Net Carrying Value	Estimated Fair Value	Net Carrying Value	Estimated Fair Value
Financial liabilities:
Debt	$67,968	$68,566	$68,007	$68,631

The carrying values of accounts, notes and other receivables, and accounts payable approximate fair value. Certain assets, including long-lived assets held and used, and trademarks associated with our online music business, are measured at fair value on a non-recurring basis. We recognized a fair value measurement loss of $0.5 million related to online music business trademarks during the second quarter of 2013.

(12)                          Stockholders’ Equity and Stock-based Compensation Arrangements

We have a Stockholder Rights Plan, an Employee Stock Purchase Plan, and Stock Plans, all of which are discussed fully in our Annual Report on Form 10-K for the year ended December 31, 2012.

The compensation cost and the income tax benefit recognized for these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation cost included in:
Basic income per share	$0.01	$0.01	$0.01	$0.01
Diluted income per share	$0.01	$0.01	$0.01	$0.01
Stock-based compensation expense	92	100	188	211
Income tax benefit	18	21	39	47

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

There were no options granted during the three and six months ended June 30, 2013 or 2012. The following table sets forth information regarding the Stock Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	641,050	$22.12
Granted	—	—
Exercised	(18,500)	17.99
Forfeited	—	—
Outstanding, June 30, 2013	622,550	$22.24	4.6	$5,011

Exercisable, June 30, 2013	582,550	$23.00	4.4	$4,261

The total intrinsic value of the options exercised during the three and six month periods ended June 30, 2013 was $0.2 million. As of June 30, 2013, there was $0.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of approximately one year. Cash received from option exercises under the Stock Plans for the three and six month periods ended June 30, 2013 was $0.3 million.

The following tables set forth information regarding the Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Weighted-average expected life of option feature (in years)	1.0	1.0	1.0	1.0
Expected volatility of underlying stock	28.7%	28.6%	28.7%	28.6%
Expected dividends	n/a	n/a	n/a	n/a
Weighted-average fair value of option feature	$5.98	$7.19	$5.98	$7.19

	Number of Options	Weighted- Average Exercise Price	Remaining Contract Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	12,641	$20.56
Shares subscribed	15,140	20.56
Exercised	—	—
Forfeited	(1,310)	20.56
Outstanding, June 30, 2013	26,471	$20.56	0.1	$249

(13)                          Other Expense, Net

	Three Months Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
West 57th Street building income	$(518)	$(586)	$(974)	$(1,141)
West 57th Street building expense	1,499	1,685	3,349	3,490
Foreign exchange loss (gain), net	179	131	(537)	(488)
Miscellaneous, net	(142)	47	(419)	(230)
Other expense, net	$1,018	$1,277	$1,419	$1,631

Prior to its sale on June 28, 2013, which is discussed in Note 7, our building on West 57th Street in New York City was managed by an outside company. West 57th Street building income includes all rent and other income attributable to the property; West 57th Street building expense includes the land lease, real estate taxes, depreciation, and other building costs. We allocate a ratable portion of the building expenses that relate to our retail store to sales and marketing expenses.

(14)                          Commitments and Contingent Liabilities

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

(15)                          Retirement Plans

We have defined benefit pension plans covering many of our employees, including certain employees in Germany and the U.K. The components of net periodic pension cost for these plans are as follows:

	Domestic Plan		Foreign Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$11	$20	$145	$112
Interest cost	770	829	380	400
Expected return on plan assets	(1,137)	(1,048)	(143)	(119)
Amortization of prior service credit	—	—	(13)	(13)
Amortization of net loss	365	310	134	12
Net periodic pension cost	$9	$111	$503	$392

	Domestic Plan		Foreign Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$23	$24	$287	$225
Interest cost	1,540	1,679	754	805
Expected return on plan assets	(2,275)	(2,094)	(287)	(237)
Amortization of prior service credit	—	—	(26)	(26)
Amortization of net loss	730	623	270	24
Net periodic pension cost	$18	$232	$998	$791

Based on our domestic plan’s current funded status, we anticipate making contributions of $2.3 million to our domestic plan in 2013 as required by federal laws and regulations. As of June 30, 2013, we have contributed $0.8 million to this plan. Our anticipated contributions to the pension plan of our U.K. subsidiary approximate $0.7 million for the current year. As of June 30, 2013, we have made contributions of $0.4 million to this plan. The pension plans of our German entities hold insurance contracts which relate to a single participant. These entities use operating cash to pay participant benefits as they become due. Expected 2013 benefit payments under these plans are $1.3 million, of which $0.7 million was paid through June 30, 2013.

We provide postretirement life insurance benefits to a limited number of certain eligible hourly retirees and their dependents. The activity in this plan is not material to the condensed consolidated financial statements.

(16)                          Segment Information

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

The following tables present information about our operating segments as of and for the three and six months ended June 30, 2013 and 2012 and as of the year ended December 31, 2012:

	Piano Segment				Band Segment			Other &	Consol
As of June 30, 2013	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total

Property, plant and equipment	$33,520	$15,945	$5,504	$54,969	$12,870	$—	$12,870	$97	$67,936
Total assets	167,447	75,552	41,588	284,587	249,849	5,153	255,002	(87,597)	451,992

	Piano Segment				Band Segment			Other &	Consol
As of December 31, 2012	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total

Property, plant and equipment	$55,596	$16,423	$6,044	$78,063	$13,366	$2	$13,368	$54	$91,485
Total assets	149,686	78,481	47,850	276,017	234,428	5,966	240,394	(90,744)	425,667

	Piano Segment				Band Segment			Other &	Consol
Three Months Ended June 30, 2013	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total

Net sales to external customers	$28,424	$16,234	$12,099	$56,757	$34,750	$846	$35,596	$—	$92,353
Income (loss) from operations	1,384	3,713	1,749	6,846	5,077	61	5,138	(3,383)	8,601

	Piano Segment				Band Segment			Other &	Consol
Three Months Ended June 30, 2012	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total

Net sales to external customers	$24,049	$14,445	$11,870	$50,364	$34,560	$780	$35,340	$—	$85,704
Income (loss) from operations	921	3,271	1,148	5,340	3,428	10	3,438	(2,807)	5,971

	Piano Segment				Band Segment			Other &	Consol
Six Months Ended June 30, 2013	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total

Net sales to external customers	$52,679	$26,813	$22,679	$102,171	$65,293	$1,692	$66,985	$—	$169,156
Income (loss) from operations	2,807	4,334	3,059	10,200	8,170	144	8,314	(4,332)	14,182

	Piano Segment				Band Segment			Other &	Consol
Six Months Ended June 30, 2012	U.S.	Germany	Other	Total	U.S.	Europe	Total	Elim	Total

Net sales to external customers	$44,461	$27,036	$23,010	$94,507	$67,458	$1,692	$69,150	$—	$163,657
Income (loss) from operations	648	5,148	2,542	8,338	4,491	80	4,571	(4,775)	8,134

(17)                          Subsequent Events

Following the announcement of the Merger Agreement described in Note 3, three separate putative stockholder class action lawsuits were filed in the Court of Chancery of the State of Delaware against SMI, the members of the SMI board of directors, Parent, Acquisition Sub and Kohlberg & Company, L.L.C.  On July 30, 2013, these lawsuits were consolidated into a single class action.  The complaint alleges that SMI’s directors breached their fiduciary duties to SMI’s stockholders because, among other things, they allegedly failed to take steps to maximize the value of SMI to its public stockholders.  The complaint also alleges that the directors of SMI failed to provide the SMI stockholders with material information and provided them with materially misleading information in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by SMI with the SEC on July 15, 2013.  Management does not expect that this lawsuit will have a material impact on either the Company’s operations or completing the transaction contemplated by the Merger Agreement.

On July 15, 2013 we redeemed all of our outstanding Senior Notes, which totaled $67.5 million as of June 30, 2013, at principal plus accrued interest pursuant to a call we issued on June 14, 2013.  We will record a net loss on extinguishment of debt of $0.2 million relating to the write-off of deferred financing costs and bond discount during the third quarter of 2013.

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

Recent Events

On June 30, 2013, Steinway Musical Instruments, Inc. (“SMI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KSTW Holdings, Inc., a Delaware corporation (“Parent”), and KSTW Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), providing for the merger of Acquisition Sub with and into SMI, with SMI being the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).  Parent and Acquisition Sub are affiliates of Kohlberg Management VII, L.P. (“Kohlberg”).

On July 15, 2013, Acquisition Sub commenced a cash tender offer (the “Offer”) to acquire all of the outstanding shares of SMI common stock.  Upon the successful closing of the Offer, stockholders of SMI who tender their shares in the Offer will receive $35.00 per share, in cash, payable without interest and less any applicable withholding taxes.

The Offer will expire at 11:59 p.m., New York City time, on August 21, 2013, unless extended in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  Consummation of the Offer is subject to customary conditions, including, among others, (i) the valid tender of the number of shares that would represent at least a majority of the outstanding shares of common stock of SMI; (ii) Parent’s receipt of the proceeds of the debt financing; (iii) the Rights Agreement shall have no force or effect with respect to the Offer and the Merger; (iv) the absence of certain legal impediments to the consummation of the Merger; and (v) the absence of any change, event or occurrence that has had or would reasonably be expected to have a material adverse effect on SMI.

The Merger Agreement provides for a 45-day “go-shop” period, which will end on August 14, 2013, during which time SMI may solicit alternative proposals to the transaction with Kohlberg. Any shares not tendered in the Offer will be acquired in a second-step merger at the same cash price as paid in the Offer.  The transaction is expected to close in the third quarter of 2013.

Critical Accounting Policies and Estimates

The SEC has issued disclosure guidance for “critical accounting policies and estimates.” The SEC defines “critical accounting policies and estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Forward-Looking Statements

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events, including with respect to the Offer and related transactions. We caution that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties which could cause actual results to differ materially from those indicated in this report. When used in this report, the words “can,” “will,” “intends,” “expects,” “is expected,” similar expressions and any other statements that are not historical facts are intended to identify those assertions as forward-looking statements. Such statements are based on a number of assumptions that could ultimately prove inaccurate, and are subject to a number of risk factors. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements contained in this report, speak only as of the date of this report (unless another date is indicated). We do not assume any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise except as required by law. Risk factors include the following: uncertainties regarding the timing of the closing of the transaction; uncertainties as to the number of stockholders of SMI who may tender their stock in the Offer; the risk of failing to obtain any regulatory approvals or satisfy conditions to the transaction; the risk that Kohlberg is unable to obtain adequate financing; the risk that the transaction will not close or that the closing will be delayed; the risk that SMI’s businesses will suffer due to uncertainty related to the transaction; competitive responses to the transaction; changes in general economic conditions; reductions in school budgets; increased competition; exchange rate fluctuations; variations in the mix of products sold; market acceptance of new products; ability of suppliers to meet demand; concentration of credit risk; ability to fulfill piano orders in a timely manner; and fluctuations in effective tax rates resulting from shifts in sources of income. Further information on these risk factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We encourage you to read those descriptions carefully.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Three Months Ended June 30,				Change
	2013		2012		$	%
Net sales
Band	$35,596		$35,340		256	0.7
Piano	56,757		50,364		6,393	12.7
Total sales	92,353		85,704		6,649	7.8

Cost of sales
Band	25,312		26,210		(898)	(3.4)
Piano	35,751		32,129		3,622	11.3
Total cost of sales	61,063		58,339		2,724	4.7

Gross profit
Band	10,284	28.9%	9,130	25.8%	1,154	12.6
Piano	21,006	37.0%	18,235	36.2%	2,771	15.2
Total gross profit	31,290		27,365		3,925	14.3
	33.9%		31.9%

Operating expenses	22,189		21,228		961	4.5
Impairment charges	500		166		334	201.2
Income from operations	8,601		5,971		2,630	44.0

Gain on sale of West 57th Street property	(22,725)		—		(22,725)	100.0
Other expense, net	1,018		1,277		(259)	(20.3)
Net interest expense	939		942		(3)	(0.3)
Non-operating (income) expenses	(20,768)		2,219		(22,987)	(1,035.9)

Income before income taxes	29,369		3,752		25,617	682.8

Income tax provision	9,214	31.4%	1,355	36.1%	7,859	580.0

Net income	$20,155		$2,397		17,758	740.8

Overview — Piano division revenue improved as a result of stronger wholesale demand for Steinway grand pianos in the Americas and Europe regions, and improved shipments of Boston and Essex pianos in the Americas and Asia-Pacific regions. Piano gross margins benefited from standard price increases on most Steinway pianos. The modest increase in band division revenues corresponded to the improvement in band instrument unit shipments. Band gross margin improved largely due to price increases.

Net Sales — Revenue generated by our Americas region of $28.4 million increased 18% over the year-ago period. Although retail revenue decreased $1.3 million, this was more than offset by the wholesale revenue improvement of $5.2 million. Steinway grand unit shipments by the Americas region rose 34% and Boston and Essex unit shipments increased 16% during the period. Standard price increases of 3.5% on Steinway grand pianos also contributed to the revenue improvement. Sales in Europe were $2.7 million higher than the year-ago period due to a 20% increase in Steinway grand unit shipments and standard price increases of nearly 5%. Despite a 40% increase in Boston and Essex unit shipments in the Asia-Pacific region, sales dropped $0.7 million due to a 15% decrease in Steinway grand unit shipments and an unfavorable foreign currency exchange rate impact of $0.6 million.

Band division revenue increased $0.3 million over the year-ago period. An average price increase of 4% and stable unit shipments of band instruments more than offset a $1.0 million decrease in accessories revenue.

Cost of Sales — Cost of sales increased $3.1 million at our domestic piano division due to the revenue improvement. Cost of sales overseas was $0.5 million higher than the year-ago period, reflecting a $1.2 million increase related to revenue, offset by efficiencies at our overseas manufacturing facility. Band division cost of sales was $0.9 million less than the year-ago period. This resulted from lower costs due to shifts in production and the mix of products sold.

Gross Profit — Gross profit was $3.9 million higher largely due to improved sales at our piano division and better margins generated by the band division. While gross margins in the Americas decreased from 32.7% to 32.2% due to a shift from retail to wholesale demand, this was more than offset by the increase in revenue. Also, our costs remained stable, so standard price increases directly benefited gross profit. Gross margins on sales made by the Europe and Asia-Pacific regions rose from 39.4% to 41.8%.  Fewer factory inefficiencies and standard price increases contributed to the improvement. Additionally, overall piano division gross profit also benefited from a favorable foreign currency exchange rate impact on the cost of Boston pianos.

Gross margin generated by the band division increased from 25.8% to 28.9% in the current period as manufacturing costs improved slightly, resulting in implemented price increases directly benefiting gross profit.

Operating Expenses — Operating expenses increased $1.0 million during the period. Sales and marketing costs were slightly lower than the year-ago period due to a decrease in bad debt expense of $0.2 million. General and administrative costs were $1.1 million higher in part due to $0.4 million in additional legal and consulting costs related to the Merger Agreement and related activities, as well as increased employee benefit costs.

Impairment Charges — Impairment charges increased $0.3 million due to a $0.5 million impairment charge for the trademark associated with our online music retail business taken in the current period. In the year-ago period, impairment charges were limited to a $0.2 million write-down on an asset held for sale.

Non-operating (Income) Expenses — Non-operating income was $23.0 million higher due to a $22.7 million gain on the sale of our West 57th Street property on June 28, 2013. Prior to its sale, net expenses related to this facility were $0.1 million lower than the year-ago period. Other costs, expenses such as foreign exchange losses and net interest expense, were relatively consistent with the year-ago period.

Income Taxes — We recorded income tax expense of $9.2 million, reflecting our anticipated annual effective income tax rate of 38.6% associated with current year income and a benefit of 7.2% related to discrete items, including uncertain tax positions. The tax benefit of discrete items resulted from the reversal of the valuation allowance associated with our foreign tax credits, which we expect to realize as a result of the sale of our West 57th Street property. The rate of 36.1% in the year-ago period reflected an anticipated annual effective income tax rate of 37.2% as well as uncertain tax positions and other discrete items.

Results of Operations

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,				Change
	2013		2012		$	%
Net sales
Band	$66,985		$69,150		(2,165)	(3.1)
Piano	102,171		94,507		7,664	8.1
Total sales	169,156		163,657		5,499	3.4

Cost of sales
Band	47,443		52,064		(4,621)	(8.9)
Piano	65,073		61,081		3,992	6.5
Total cost of sales	112,516		113,145		(629)	(0.6)

Gross profit
Band	19,542	29.2%	17,086	24.7%	2,456	14.4
Piano	37,098	36.3%	33,426	35.4%	3,672	11.0
Total gross profit	56,640		50,512		6,128	12.1
	33.5%		30.9%

Operating expenses	41,958		42,212		(254)	(0.6)
Impairment charges	500		166		334	201.2
Income from operations	14,182		8,134		6,048	74.4

Gain on sale of West 57th Street property	(22,725)		—		(22,725)	100.0
Other expense, net	1,419		1,631		(212)	(13.0)
Net interest expense	1,856		1,792		64	3.6
Non-operating (income) expenses	(19,450)		3,423		(22,873)	(668.2)

Income before income taxes	33,632		4,711		28,921	613.9

Income tax provision	10,787	32.1%	1,724	36.6%	9,063	525.7

Net income	$22,845		$2,987		19,858	664.8

Overview — Piano division revenue improved due to price increases, better wholesale demand for Steinway grand pianos in the Americas, and improved shipments of Boston and Essex pianos in the Americas and Asia-Pacific regions. Piano gross margins benefited from standard price increases on most Steinway pianos. Band division revenue decreased due to lower shipments of most product categories. However, band gross margin improved significantly due to price increases and shifts in mix of products sold.

Net Sales — Revenue generated by our Americas region of $52.7 million increased 18% over the year-ago period. Retail revenue was stable and wholesale revenue improved $8.3 million. Steinway grand unit shipments by the Americas region rose 24%, as did shipments of Boston and Essex piano units. Standard price increases of 3.5% on Steinway grand pianos also contributed to the revenue improvement. Sales in Europe were $0.3 million lower than the year-ago period. Strong wholesale demand and reduced manufacturing backlogs in the second quarter somewhat offset softer sales during the first quarter. Steinway grand unit shipments decreased 6% and Boston and Essex unit shipments decreased 14%. However, standard price increases on Steinway grands of nearly 5% helped mitigate the adverse impact of lower shipments. Despite a 47% increase in Boston and Essex unit shipments in the Asia-Pacific region, sales dropped $0.3 million due to a 14% decrease in Steinway grand unit shipments and an unfavorable foreign currency exchange rate impact of $1.1 million.

Band division revenue decreased $2.2 million compared to the year-ago period. An average price increase of 4% partially offset the impact of a 5% decrease in overall unit shipments.

Cost of Sales — Cost of sales increased $5.1 million at our domestic piano division, correlating to the increase in revenue. Cost of sales overseas was $1.1 million lower than the year-ago period, in part due to the decrease in revenue, as well as efficiencies at our overseas manufacturing facility. Band division cost of sales was $4.6 million less than the year-ago period. This resulted from lower costs due to shifts in production, as well as lower sales.

Gross Profit — Gross profit was $6.1 million higher largely due to improved sales at our piano division and better margins generated by the band division. Gross margins in the Americas went from 32.3% to 33.2% despite the shift in sales from retail to wholesale, which typically generate lower margins. There was little manufacturing cost increase, so the implemented price increases directly benefited gross profit. Gross margins on sales made by the Europe and Asia-Pacific regions rose from 38.1% to 39.7%.  Standard price increases and a beneficial impact of shifts in mix of products sold contributed to the gross profit improvement. Overall piano gross margins also benefited from more favorable exchange rates on the cost of Boston pianos.

Gross margin generated by the band division increased from 24.7% to 29.2% in the current period. Manufacturing costs were slightly lower than the year-ago period therefore overall price increases directly benefited gross profit.

Operating Expenses — Operating expenses decreased $0.3 million during the period. Sales and marketing costs were $0.8 million less than the year-ago period due to a decrease in bad debt expense of $0.7 million. General and administrative costs were $0.6 million higher due to employee benefit costs. Legal and consulting costs related to the Merger and associated activities of $2.5 million were slightly lower than the costs incurred in the year-ago period associated with our strategic alternatives process.

Impairment Charges — Impairment charges increased $0.3 million due to a $0.5 million impairment charge for the trademark associated with our online music retail business taken in the current period. In the year-ago period, impairment charges were limited to a $0.2 million write-down on an asset held for sale.

Non-operating (Income) Expenses — Non-operating income was $22.9 million higher due to a $22.7 million gain on the sale of our West 57th Street property on June 28, 2013. Other costs, such as expenses related to this facility prior to its sale, foreign exchange losses, and net interest expense were relatively consistent with the year-ago period.

Income Taxes — We recorded income tax expense of $10.8 million, reflecting our anticipated annual effective income tax rate of 38.6% associated with current year income and a benefit of 6.5% related to discrete items, including uncertain tax positions. The tax benefit of discrete items resulted from the reversal of the valuation allowance associated with our foreign tax credits, which we expect to realize as a result of the sale of our West 57th Street property. The rate of 36.6% in the year-ago period reflected an anticipated annual effective income tax rate of 37.2% as well as uncertain tax positions and other discrete items.

Liquidity and Capital Resources

We have relied primarily upon cash provided by operations, supplemented as necessary by seasonal borrowings under our working capital line, to finance our operations, repay long-term indebtedness and fund capital expenditures.

Our statements of cash flows for the six months ended June 30, 2013 and 2012 are summarized as follows:

	2013	2012	Change
Net income:	$22,845	$2,987	$19,858
Changes in operating assets and liabilities	(8,892)	(18,188)	9,296
Other adjustments to reconcile net income to cash from operating activities	(19,040)	5,549	(24,589)
Cash flows from operating activities	(5,087)	(9,652)	4,565

Cash flows from investing activities	39,293	(3,353)	42,646

Cash flows from financing activities	381	3,814	(3,433)

Cash used by operating activities decreased $4.6 million from the year-ago period. Cash used by accounts receivable increased $0.8 million largely due to the improvement in domestic piano sales. Due to its revenue cycle, our band division typically uses cash for receivables until the fourth quarter. Cash used for inventory was $1.7 million higher since production outpaced shipments, particularly at our band division factories and our piano manufacturing facility in Germany.

Cash used for prepaids and other assets was $0.6 million higher due to our funding of a worker’s compensation insurance deposit. Lastly, we used $12.4 million less for accounts payable and accrued liabilities in 2013. In the current period, we incurred liabilities related to the Merger, associated activities, and the sale of the building which we have yet to pay since these events occurred so close to period end. In the prior year, we used $4.2 million primarily for vendor and pension payments.

Cash provided by investing activities was $42.6 million higher as a result of the sale of our West 57th Street property which yielded net proceeds of $43.3 million. Although we paid $1.3 million for inventory and other assets associated with piano retail stores in San Francisco, Sacramento, and Walnut Creek, California, we spent $0.6 million less on capital projects in the current period. In 2013, we expect capital expenditures for the full year to be in the range of $8.0 to $10.0 million.

Cash provided by financing activities decreased $3.4 million in the current period. In the year-ago period, we borrowed $3.5 million on our domestic line of credit to fund domestic piano operations. We had no domestic borrowings in 2013.

Borrowing Activities and Availability — We have a domestic credit facility with a syndicate of lenders (the “Credit Facility”) with a potential borrowing capacity of $100.0 million in revolving credit loans, which expires on October 5, 2015. It provides for periodic borrowings at either London Interbank Offering Rate (“LIBOR”) plus a range from 1.75% to 2.25%, or as-needed borrowings at an alternate base rate, plus a range from 0.75% to 1.25%; both ranges depend upon borrowing availability at the time of borrowing. The Credit Facility is collateralized by our domestic accounts receivable, inventory, and certain property, plant and equipment. As of June 30, 2013 we had nothing outstanding on this Credit Facility and $86.3 million of availability, net of borrowing restrictions.

Our non-domestic credit facilities originating from two German banks provide for borrowings by foreign subsidiaries of up to €15.3 million ($19.8 million at the June 30, 2013 exchange rate), net of borrowing restrictions of €0.3 million ($0.4 million at the June 30, 2013 exchange rate) and are payable on December 31, 2013 or February 28, 2014. These borrowings are collateralized by most of the assets of the borrowing subsidiaries. A portion of the loans can be converted into a maximum of £0.9 million ($1.3 million at the June 30, 2013 exchange rate) for use by our U.K. branch and ¥300 million ($3.0 million at the June 30, 2013 exchange rate) for use by our Japanese subsidiary. Our Chinese subsidiary also has the ability to convert the equivalent of up to €2.5 million into U.S. dollars or Chinese yuan ($3.3 million at the June 30, 2013 exchange rate). Euro loans bear interest at rates of Euro Interbank Offered Rate (“EURIBOR”) plus a margin determined at the time of borrowing. Margins fluctuate based on the loan amount and the borrower’s bank rating. The remaining demand borrowings bear interest at rates of the Bank of England base rate plus a fluctuating percentage for British pound loans, a base rate contingent upon currency borrowed plus 1.0% for loans of our Chinese subsidiary, and Tokyo Interbank Offered Rate (“TIBOR”) plus 2.2% for Japanese yen loans. We had nothing outstanding as of June 30, 2013 on these credit facilities.

Our Japanese subsidiary also maintains a separate revolving loan agreement that provides additional borrowing capacity of up to ¥300 million ($3.0 million at the June 30, 2013 exchange rate) based on eligible inventory balances. The revolving loan agreement bears interest at an average 30-day TIBOR rate plus 0.9% (outstanding borrowings at 1.0 % at June 30, 2013) and expires on June 30, 2014. As of June 30, 2013 we had $0.5 million outstanding on this revolving loan agreement.

At June 30, 2013, our total outstanding indebtedness amounted to $68.0 million, consisting of $67.5 million of our 7.00% Senior Notes due March 1, 2014 and $0.5 million of notes payable to foreign banks. On June 14, 2013 we announced a call of all of our outstanding Senior Notes, which we redeemed on July 15, 2013 at a price of 100.00% of principal, plus accrued interest, which resulted in a cash payment of $69.3 million. We utilized the proceeds from the sale of our building on West 57th Street in New York City, which we sold for $46.3 million, coupled with cash on hand, to repay these notes.

All of our debt agreements contain covenants that place certain restrictions on us, including our ability to incur additional indebtedness, to make investments in other entities, and limitations on cash dividend payments. We were in compliance with all such covenants as of June 30, 2013 and do not anticipate any compliance issues in the future.

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

At June 30, 2013, our operations in foreign tax jurisdictions held $19.9 million in cash, comprised of $10.4 million in renminbi, $4.5 million in yen, $2.8 million in euro, and $2.2 million in pounds. We indefinitely reinvest earnings of our operations in foreign tax jurisdictions, with the exception of our operations in China. Accordingly, we have fully provided for any associated domestic tax liability relating to these earnings. The amount of funds we will be able to repatriate to the

United States is contingent upon approval of applicable taxing authorities, but we expect to repatriate approximately $11.9 million in 2013. We continue to reinvest the earnings of our other operations in foreign tax jurisdictions. We believe that domestic cash flow from operations, coupled with our domestic borrowing availability is sufficient to fund domestic operations in the next twelve months. Similarly, cash flows from overseas operations coupled with our overseas borrowing availability is sufficient to fund overseas operating activity for the next twelve months.

Other than those described above, we do not have any current plans or intentions that will have a material impact on our liquidity in 2013, although we may consider acquisitions that may require funding from operations or from our credit facilities. Other than those described, we are not aware of any trends, demands, commitments, or costs of resources that are expected to materially impact our liquidity or capital resources. Accordingly, we believe that cash on hand, together with cash flows anticipated from operations, transactions, and available borrowings under the Credit Facility, will be adequate to fund regular capital requirements and satisfy our working capital and general corporate needs for the next twelve months.

Contractual Obligations - The following table provides a summary of our contractual obligations at June 30, 2013.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long-term debt(1)	$69,772	$69,772	$—	$—	$—
Capital leases	4	4	—	—	—
Operating leases(2)	14,541	4,165	5,637	3,327	1,412
Purchase obligations(3)	20,145	20,145	—	—	—
Other long-term liabilities(4)	60,889	3,855	1,883	1,873	53,278
Total	$165,351	$97,941	$7,520	$5,200	$54,690

Notes to Contractual Obligations:

(1)         Long-term debt represents long-term debt obligations, the fixed interest on our Notes, which we redeemed on July 15, 2013, and the variable interest on our other loans. We estimated the future variable interest obligation using the applicable June 30, 2013 rates. The nature of our long-term debt obligations, including changes to our long-term debt structure, is described more fully in the “Borrowing Activities and Availability” section of “Liquidity and Capital Resources.”

(2)         This obligation is attributable to the leasing of facilities and equipment.

(3)         Purchase obligations consist of firm purchase commitments for raw materials, finished goods, and service agreements.

(4)         Our other long-term liabilities consist primarily of the long-term portion of our pension obligations, which are described in Note 15 in the Notes to Condensed Consolidated Financial Statements included within this filing and obligations under employee and consultant agreements. We have not included $0.2 million of liabilities relating to uncertain tax positions within this schedule due to the uncertainty of the payment date, if any.

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

ITEM 4                 CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer, after evaluating together with management the design and operation of our disclosure controls and procedures, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2013, the end of the period covered by this report. In designing disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Date: August 9, 2013